Form 10-Q
period 2005-06-30
ADVANCED ANALOGIC TECHNOLOGIES INC
filed 2005-08-29
CIK 1104042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:

000-51349

Advanced Analogic Technologies Incorporated

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	77-0462930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

830 East Arques Ave, Sunnyvale, CA 94085

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE AND TELEPHONE NUMBER)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 43,096,931 shares of the Registrant’s common stock issued and outstanding as of August 15, 2005.

ADVANCED ANALOGIC TECHNOLOGIES, INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,656	$21,705
Accounts receivable, net of allowances of $31 in 2005 and $385 in 2004	8,530	3,405
Inventories	6,006	6,878
Prepaid expenses and other current assets	2,119	727
Deferred income tax assets—current	8,465	8,113

Total current assets	45,776	40,828
Property and equipment, net	2,511	2,700
Other assets	382	396
Deferred income tax assets—noncurrent	1,065	1,065

TOTAL ASSETS	$49,734	$44,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,161	$2,936
Accrued liabilities	3,791	2,478
Income tax payable	1,306	595
Current portion of capital lease obligations	6	27

Total current liabilities	9,264	6,036

Total liabilities	9,264	6,036

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, Series A, $0.001 par value—3,140,100 shares authorized; 1,570,050 shares designated and outstanding in 2005 and 2004; liquidation preference of $94	2	2
Convertible preferred stock, Series B, $0.001 par value—7,799,856 shares authorized; 3,899,929 shares designated and outstanding in 2005 and 2004; liquidation preference of $2,597	4	4
Convertible preferred stock, Series C, $0.001 par value—5,689,500 shares authorized; 2,844,750 shares designated and outstanding in 2005 and 2004; liquidation preference of $3,795	3	3
Convertible preferred stock, Series D, $0.001 par value—19,645,000 shares authorized; 8,844,591 shares designated and outstanding in 2005 and 2004; liquidation preference of $23,527 in 2004 and 2005	9	9
Convertible preferred stock, Series E, $0.001 par value—14,666,517 shares authorized; 7,291,313 shares designated and outstanding in 2005 and 2004; liquidation preference of $17,499 in 2004 and 2005	7	7
Common stock, $0.001 par value—121,666,517 shares authorized; 7,708,977 and 7,118,581 shares issued and outstanding in 2005 and 2004	8	7
Additional paid-in capital	58,142	57,012
Deferred stock compensation	(6,568)	(6,892)
Accumulated other comprehensive loss	(455)	(416)
Accumulated deficit	(10,682)	(10,783)

Total stockholder’s equity	40,470	38,953

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,734	$44,989

See accompanying notes to condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amount)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
NET SALES	$14,475	$12,270	$28,747	$21,763
Cost of revenues (including stock-based compensation of $33 and $58 for the three and six months ended 2005 and $5 and $5 for the three and six months ended 2004)	6,257	4,287	11,652	8,161

GROSS PROFIT	8,218	7,983	17,095	13,602

OPERATING EXPENSES:
Research and development (including stock-based compensation of $205 and $392 for the three and six months ended 2005 and $35 and $62 for the three and six months ended 2004)	4,485	3,179	8,933	6,315
Sales and marketing (including stock-based compensation of $35 and $141 for the three and six months ended 2005 and $7 and $12 for the three and six months ended 2004)	2,282	1,624	4,676	3,101
General and administrative (including stock-based compensation of $325 and $591 for the three and six months ended 2005 and $5 and $15 for the three and six months ended 2004)	1,521	691	3,172	1,379

Total operating expenses	8,288	5,494	16,781	10,795

INCOME (LOSS) FROM OPERATIONS	(70)	2,489	314	2,807
OTHER INCOME (EXPENSE):
Interest and other income	132	18	240	46
Interest and other expense	(6)	(1)	(20)	(2)

Total other income (expense), net	126	17	220	44

INCOME BEFORE INCOME TAXES	56	2,506	534	2,851
PROVISION FOR INCOME TAXES	194	114	433	129

NET INCOME (LOSS)	$(138)	$2,392	$101	$2,722

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	(138)	2,392	101	2,722
Foreign currency translation adjustment	(10)	—	(39)	—

TOTAL	$(148)	$2,392	$62	$2,722

NET INCOME (LOSS) PER SHARE:
Basic	$(0.02)	$0.62	$0.02	$0.73
Diluted	$(0.02)	$0.07	$0.00	$0.09

WEIGHTED AVERAGE SHARES USED IN NET INCOME (LOSS) PER SHARE CALCULATION:
Basic	6,668	3,847	6,520	3,730
Diluted	6,668	33,010	35,617	31,801

See accompanying notes to condensed consolidated financial statement.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101	$2,722
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	733	466
Stock-based compensation	1,181	94
Provision for doubtful accounts	23	—
Changes in operating assets and liabilities:
Accounts receivable	(5,148)	(1,574)
Inventory	872	(2,801)
Prepaid expenses and other current assets	(1,392)	(93)
Other assets	14	(45)
Deferred income taxes	(352)	—
Accounts payable	1,225	613
Accrued expenses	1,353	388
Income taxes payable	711	14

Net cash used in operating activities	(679)	(216)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(544)	(1,171)

Net cash used in investing activities	(544)	(1,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series E convertible preferred stock	—	1,976
Proceeds from exercise of common stock options and common stock warrants	233	378
Principal payments on capital lease obligations	(20)	(53)

Net cash provided by financing activities	213	2,301

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(39)	(52)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,049)	862

CASH AND CASH EQUIVALENTS—Beginning of period	21,705	14,262

CASH AND CASH EQUIVALENTS—End of period	$20,656	$15,124

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of resticted common stock	$40	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2	$2

Cash paid for income taxes	$90	$108

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Advanced Analogic Technologies Incorporated’s (the “Company’s”) accompanying consolidated financial statements have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Registration Statement on Form S-1, as amended, declared effective by the SEC on August 3, 2005.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other future period. The consolidated balance sheet as of December 31, 2004 is derived from the audited consolidated financial statements as of and for the year then ended.

2. STOCK BASED COMPENSATION

The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. The Company accounts for stock-based awards to nonemployees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18. The Company complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (see “Recently Issued Accounting Standards”). Pro forma disclosures required under SFAS No. 123, as if the Company had adopted the fair value based method of accounting for stock options are as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)—as reported	$(138)	$2,392	$101	$2,722
Add stock-based employee compensation included in reported net income (loss), net of related tax effects	774	52	1,029	94
Less stock-based employee compensation expense determined using fair value method, net of related tax effects	(835)	(110)	(1,141)	(160)

Net income (loss)—pro forma	$(199)	$2,334	$(11)	$2,656

Basic net income (loss) per share:
As reported	$(0.02)	$0.62	$0.02	$0.73

Pro forma	$(0.03)	$0.61	$(0.00)	$0.71

Diluted net income (loss) per share:
As reported	$(0.02)	$0.07	$0.00	$0.09

Pro forma	$(0.03)	$0.07	$(0.00)	$0.08

SFAS No. 123 requires the disclosure of pro forma net income (loss) as if the Company had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the minimum value option pricing model with following weighted average assumptions: expected life of four years; risk free interest rate, ranging from 2.83% to 3.26% in fiscal 2004 and 3.65% to 4.05% for the three months ended June 30, 2005; and no dividend payments during the expected term. The Company’s calculations are based on a single option valuation approach (resulting in equal amortization per period over the option term) and forfeitures are recognized as they occur.

3. NET INCOME PER SHARE

The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period excluding shares subject to repurchase. Diluted net income per common share reflects the effects of potentially dilutive securities, which consist of convertible preferred stock and common stock options and warrants, common stock subject to repurchase and preferred stock warrants. A reconciliation of shares used in the calculation of basic and diluted net income (loss) per share is as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average common shares outstanding	7,558	3,847	7,411	3,730
Weighted average shares subject to repurchase	(890)	—	(891)	—

Shares used to calculate basic net income (loss) per share	6,668	3,847	6,520	3,730

Effect of dilutive securities:
Common and preferred stock warrants	—	340	120	338
Convertible preferred stock	—	24,184	24,627	23,936
Common stock options	—	4,639	3,459	3,797
Weighted average shares subject to repurchase	—	—	891	—

Dilutive potential common stock	—	29,163	29,097	28,071

Weighted average common shares outstanding, assuming dilution	6,668	33,010	35,617	31,801

For the three months ended June 30, 2005, common stock warrants of 27,546 shares, preferred stock warrants of 41,953 shares, convertible preferred stock of 24,450,633 shares and outstanding common stock options of 4,943,383 shares, have been excluded as they are antidilutive due to the Company’s net loss.

On August 8, 2005, the Company completed its initial public offering of 9,000,000 shares of its common stock, which it sold to the public at a price of $10.00 per share. In addition, the Company’s selling stockholders offered 1,600,000 existing shares held by them. On August 15, 2005, an additional 1,590,000 new shares were offered following the underwriters’ exercise of their over-allotment option.

At the time of the Company’s initial public offering, all of the Company’s preferred stock series were converted to 24,627,504 shares of the Company’s common stock. As a result, on August 15, 2005 following the underwriters’ exercise of their over-allotment option, the Company had 43,096,931 shares of common stock outstanding.

4. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

(in thousands)	June 30, 2005	December 31 2004
Inventories
Raw materials	$1,809	$2,799
Work in process	1,587	1,148
Finished goods	2,610	2,931

Total inventories	$6,006	$6,878

Property and equipment, net
Computers and software	$2,716	$2,309
Office and test equipment	2,668	2,623
Leasehold improvements	536	440

	5,920	5,372
Accumulated depreciation and amortization	(3,409)	(2,672)

Total property and equipment, net	$2,511	$2,700

Accrued liabilities
Accrued payroll and benefits	$1,339	$1,089
Warranty	178	513
Exercise of unvested stock options	370	410
Accrued payables and other	1,904	466

Total accrued liabilities	$3,791	$2,478

5. SEGMENT INFORMATION

As defined by the requirements of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company operates in one reportable segment: the design, development, marketing and sale of power management semiconductor products and solutions for the communications, computing and consumer portable and personal electronics marketplace. The Company’s chief operating decision maker is its chief executive officer. The following is a summary of revenues by geographic region based on the location to which the product is shipped (in thousands):

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
South Korea	$8,130	$7,060	$17,000	$12,112
Taiwan	3,448	1,556	6,038	3,364
China	1,957	2,764	3,922	4,712
Europe	421	667	809	1,105
Japan	336	68	667	205
North America (principally United States)	183	155	311	265

Total	$14,475	$12,270	$28,747	$21,763

The following is a summary of revenue by product type:

(in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
TPM IC *	$10,383	72%	$9,556	78%	$21,249	74%	$16,945	78%
ASPM **	3,978	27	2,526	21	7,244	25	4,528	21
Other ***	114	1	188	1	254	1	290	1

Total	$14,475	100%	$12,270	100%	$28,747	100%	$21,763	100%

*	Total Power Management Integrated Circuit
**	Application Specific Power Metal Oxide Semiconductor Field Effect Transistor
***	Other consists of primarily Discrete Metal Oxide Semiconductor Field Effect Transistor and non recurring engineering revenue

The following is a summary of long-lived assets by geographic region:

(in thousands) Country	June 30, 2005	December 31, 2004
United States	$1,971	$2,150
Taiwan	263	341
Hong Kong	289	253
South Korea	214	223
Japan	108	119
Macau	41	—
Sweden	7	10

Total	$2,893	$3,096

The following table summarizes net revenue and accounts receivable for customers which accounted for 10% or more of accounts receivable or net revenue:

			Net Revenue
	Accounts Receivable as of		Three Months Ended June 30,		Six Months Ended June 30,
Customer	June 30, 2005	December 31, 2004	2005	2004	2005	2004
A	29%	35%	31%	38%	37%	36%
B	19	—	13	—	12	—

6. LITIGATION

In January 2004, Siliconix incorporated filed a patent infringement lawsuit against the Company in the U.S. District Court for the Northern District of California. This lawsuit identifies three patents: U.S. Patent No. 5,034,785 entitled “Planar Vertical Channel DMOS Structure,” U.S. Patent No. 4,767,722 entitled “Method for making planar vertical channel DMOS structures” and U.S. Patent No. 4,967,245 entitled “Trench Power MOSFET Device.” The complaint also identifies three accused products: AAT9125, AAT7300 and AAT7301E Trench DMOS products.

The complaint requests an injunction to prevent the Company from allegedly infringing the patents as well as an award of monetary damages, attorneys’ fees, costs and expenses. Management’s initial response included counterclaims seeking a declaratory judgment of non-infringement, invalidity and unenforceability of the involved patents. Since that time, both parties have participated in discovery and preliminary claim construction. In August 2004, the U.S. Patent and Trademark Office granted the Company’s request for reexamination of two of the involved patents. As a result of the pending reexamination, the Company successfully moved to have all proceedings in this lawsuit stayed. The reexamination proceedings are still in process, the stay of this lawsuit remains in effect and no date is set for trial.

At this time, management believes that the Company has a meritorious defense to each of Siliconix’s claims. If the Company does not prevail in this litigation, the Company could be ordered to pay monetary damages, and the Company can be enjoined from selling the accused products in the United States, either directly or indirectly. Each of the patents involved in this lawsuit will expire prior to August 2008. Although the Company does not believe that its TrenchDMOS products infringe the Siliconix patents at issue, if these products are found by a court to infringe, then the Company would be unable to continue to sell these products in the United States. Sales of the Company’s products in the Unites States that Siliconix claims infringe its U.S. patents are minimal, and sales of all of the Company’s TrenchDMOS products worldwide represent less than 2% of the Company’s revenues. As a result, the Company believes that any decision in this case, even if favorable to Siliconix, is unlikely to have a material adverse impact on its revenues, financial condition, results of operations or cash flows. Management believes that it is neither remote nor probable that an adverse outcome to this matter could have a material effect on the Company’s financial condition, results of operations or cash flows.

The Company has also received in the past, and may receive in the future, communications from third parties alleging infringement of patents, trade secrets or other intellectual property rights. For example, in May 2003, the Company received a letter from Linear Technology alleging that certain of the Company’s charge pump products infringed a Linear Technology patent, and in August 2004, the Company received a letter from Linear Technology alleging that certain of the Company’s switching regulator products infringed other Linear Technology patents. In addition, in November 2004, the Company received a letter from International Rectifier alleging that certain of the Company’s MOSFET products infringed an International Rectifier patent. In response to these letters, the Company has contacted both Linear Technology and International Rectifier to convey its good faith belief that it does not infringe the patents in question. In each case, there have been no additional actions or communications. Any lawsuits resulting from such allegations could subject the Company to significant liability for damages and invalidate its proprietary rights. Such lawsuits could also force the Company to incur significant litigation related expenses and use of management’s time and other resources. Management believes that it is neither remote nor probable that an adverse outcome to these matters could have a material effect on the Company’s financial condition, results of operations or cash flows.

7. RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the FASB issued SFAS No. 151, Inventory Cost. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 will be effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statement of operations. The accounting provisions of SFAS No. 123R are effective for annual reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company has not yet quantified the effects of the adoption of SFAS No. 123R, but expects that the new standard will result in significant stock-based compensation expense.

The effects of adopting SFAS No. 123R will depend on numerous factors including, but not limited to, the valuation model chosen to value stock-based awards, the assumed award forfeiture rate, the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period and the transition method, as described below, chosen for adopting SFAS No. 123R.

SFAS No. 123R will be effective for the quarter beginning January 1, 2006 and requires the use of the modified prospective application method. Under this method, SFAS No. 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered, such as unvested options, that are outstanding as of the date of adoption will be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption is based on the grant-date fair value for those awards granted after April 4, 2005, which was the date of the Company’s initial filing of its registration statement on Form S-1, and based on the intrinsic values as previously recorded under Opinion 25 for awards granted prior to that date.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include transition provisions. To enhance comparability, SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The cumulative effect of the change is reported in the carrying value of assets and liabilities as of the first period presented, with the offset applied to opening retained earnings. Each period presented is adjusted to show the period-specific effects of the change. Only direct effects of the change will be retrospectively recognized; indirect effects will be recognized in the period of change. SFAS No. 154 carries forward without change APB No. 20’s guidance for reporting the correction of an error and a change in accounting estimate as well as SFAS No. 3’s provisions governing reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial statements.

8. INCOME TAXES

We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, we determine our deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of our assets and liabilities using tax rates in effect for the year in which we expect the differences to affect taxable income. We expect our effective tax rate for 2005 to be substantially higher than the statutory federal rate for two primary reasons. We incur significant stock-based compensation that, while reflected in our financial statements, is not deductible for federal income tax purposes. In connection with the implementation of our international structure, we will incur intercompany royalty income and cost-sharing payments from transfers of intellectual property in 2005 and succeeding years that will be taxed at substantially higher rates than the corresponding tax benefit arising from the deduction in the foreign tax jurisdiction.

The percentage tax rate reflected in our results of operations is based on an estimate of net income for the fiscal year 2005 that we make at the end of each quarter. At March 31, 2005, we expected our 2005 effective tax rate to be approximately 50% in 2005. At June 30, 2005, we reduced our estimate of net income for 2005. This required an increase in our percentage tax rate because the stock-based compensation and taxes associated with implementation of our international structure would now be applied to decreased net income. Under applicable accounting principles, prior quarters are not revised and the cumulative change in the estimated effective tax rate is recorded in the quarter of change so that the year-to-date effective tax rate at the end of the current quarter is equal to the new estimated effective tax rate for the year. For these reasons, when we decreased our estimate for 2005 income at June 30, 2005, we not only revised our expected effective tax rate to be approximately 80% for 2005 but reflected a tax rate of 345% for the quarter ended June 30, 2005 in order to achieve the 80% effective tax rate for the entire first six months of 2005. Future changes in our estimates could similarly affect our effective tax rate for a quarter and year-to-date results of operations.

9. SUBSEQUENT EVENTS

On July 13, 2005, the Company’s board of directors approved a one-for-two reverse stock split of the Company’s common stock and preferred stock, following the approval by the Company’s stockholders on May 18, 2005 of a reverse stock split ratio within a range of one-for-two to one-for-four. All shares of common stock, preferred stock, warrants for preferred and common stock, options to purchase shares of common stock and per share amounts in these consolidated financial statements and notes thereto for all periods have been adjusted to retroactively reflect this one-for-two reverse stock split.

On August 8, 2005, the Company completed its initial public offering of 9,000,000 shares of its common stock, which it sold to the public at a price of $10.00 per share. The Company received aggregate proceeds of $83.7 million from this offering, net of underwriting discounts and commissions from the sale of these new shares, while selling stockholders received aggregate proceeds of $14.9 million, net of underwriting discounts and commissions from the sale in the offering of 1,600,000 existing shares held by them.

On August 15, 2005, the Company received aggregate proceeds of $14.8 million, net of underwriting discounts and commissions from the sale of an additional 1,590,000 new shares following the underwriters’ exercise of their over-allotment option.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this Quarterly Report on Form 10-Q the words “anticipate,” “objective,” “may,” “might,” “should,” “could,” “can,” “intend,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” “is designed to” or the negative of these and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding our expenses, sales and operations;

•	our anticipated cash needs and our estimates regarding our capital requirements and our need for additional financing;

•	our ability to anticipate the future needs of our customers;

•	our plans for future products and enhancements of existing products;

•	our growth strategy elements;

•	our increased headcount as we expand our operations;

•	our intellectual property;

•	our anticipated trends and challenges in the markets in which we operate; and

•	our ability to attract customers.

These statements reflect our current views with respect to future events and are based on assumptions and subject to risk and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. While we believe our plans, intentions and expectations reflected in those forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q, including those under the heading “Risk Factors.”

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q. Other than as required by applicable securities laws, we are under no obligation to update any forward-looking statement, whether as result of new information, future events or otherwise.

Overview

We are a supplier of power management semiconductors for mobile consumer electronic devices, such as wireless handsets, notebook computers, smartphones, digital cameras and digital audio players. Our products perform functions such as lighting electronic displays, converting or controlling voltages or current within systems and managing power consumption and battery life. Our products are also used in applications outside of our targeted markets, including point-of-sale terminals, computer peripherals, wireless and cable modems, flat-panel displays, TVs, monitors, set top boxes and other home entertainment devices.

We were incorporated in 1997 and commenced operations in 1998. From 1998 to 2000, we were primarily involved in developing our technology, recruiting personnel and raising capital. Since 2001, we have focused on delivering products for what we believe to be large and high-growth market opportunities. However, we operate in the semiconductor industry, which is cyclical and has experienced significant fluctuations, and our revenues are impacted by these broad industry trends. We operate as a fabless semiconductor company, working with third parties to manufacture and assemble our integrated circuits, or ICs, rather than manufacturing them ourselves. This business model has enabled us to reduce our capital expenditures and fixed costs, while focusing our engineering and design resources on our core strengths. We believe this model also reduces the impact on our business of seasonality, cyclicality and fluctuations in demand.

We have developed and introduced over 400 new products since 2000. We currently derive a majority of our revenues from sales of our ChargePump product family, which is primarily used for driving white LED backlighting of color displays. In the future, we expect to derive an increasing percentage of our revenues from other product families, such as switching regulator ICs, lithium-ion battery charger ICs and power system-on-chip integrated multifunction power products, or Power SOCs.

We are often required to anticipate what product designs will garner widespread customer demand, and we undertake significant product development efforts well in advance of a product’s release, usually in advance of any of our customers expressly indicating demand for the product. Our product development efforts typically take from six months to two years until a production release, depending on the product’s complexity. We also develop new process technologies, such as our proprietary ModularBCD process, that we believe will be critical in our development and production of certain new product families. Process technology development is subject to similar timing risks, which can in turn delay development of new product families that rely on these new processes.

As a result of the length of our development and sales cycle, our revenues for any period generally are weighted toward products introduced for sale in the prior one to two years. For example, in 2004, we generated a majority of our revenues from products introduced in 2003 and 2002. Accordingly, we expect that the majority of our revenues in 2006 may be dependent on products that we have only recently developed or that we may not yet have developed or introduced. In this regard, our present revenues are not necessarily representative of future sales because our future sales are likely to be comprised of a different mix of products.

We sell our products through our direct sales and applications support organization to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, and contract electronics manufacturers, as well as through arrangements with distributors that fulfill third-party orders for our products. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. We receive a substantial portion of our revenues from a small number of customers. We received an aggregate of approximately 81% and 81% of our revenues from our ten largest customers in the six months ended June 30, 2005 and for the year ended December 31, 2004, respectively. Our largest direct customer is LG Electronics Inc., or LG, which accounted for 37% and 43% of our revenues for the six months ended June 30, 2005 and fiscal 2004, respectively.

It is difficult for us to forecast the demand for our products, in part because of the highly complex supply chain between us and the consumer end users of the mobile consumer electronic devices that incorporate our products. Consumer demand for new features changes rapidly. Parties such as wireless service providers directly respond to and influence these consumer preferences through device selection and orders to the OEMs for these devices. Distributors, ODMs and contract electronics manufacturers often add an additional layer of complexity between us and consumer end users. As a result, we must forecast demand not only from our customers, but also from other participants in this multi-level distribution channel. Our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our relationship with these customers. Conversely, our failure to forecast declining demand or shifts in product mix can result in excess or obsolete inventory. For example, in 2004, we recorded an inventory write-down of $1.9 million because our forecast of demand in early 2004 proved to be optimistic and a significant portion of these newly manufactured products ended up with no forecasted demand in the second half of 2004. For the six months ended June 30, 2005, we recorded inventory write-downs of $1.6 million. In addition, if we do not incorporate the partially fabricated wafers held for us by our suppliers into our products in a timely fashion, we may still become obligated to purchase these materials, which may reduce our gross margins.

In the future, we expect our sales to LG and our other large customers to continue to be susceptible to quarterly fluctuation as our customers manage their inventories for seasonal variations and other reasons. For example, in the fourth quarter of 2004, we experienced a 33% sequential quarterly decline in revenues from LG as a result of LG’s prior increase in inventory of our products in the third quarter in anticipation of the peak fourth-quarter buying season for the mobile consumer electronic devices in which our products are used. In addition, while each of LG’s CDMA handset group and UMTS handset group is responsible for its own handset designs, the purchasing, inventory and other supply chain logistics functions of these two divisions are undergoing a consolidation, which could lead to further fluctuations in our sales as LG develops consolidated ordering patterns.

Our largest customer, LG, began restructuring its supply chain in the quarter ended March 31, 2005. As part of this restructuring, LG required its suppliers to place inventory at a central supply hub that supplies all of LG’s divisions. This consolidation will reduce our ability to forecast orders from LG because we will no longer be receiving orders directly from the LG divisions using our products. The inventory in LG’s hub remains the suppliers’ property until LG pulls the inventory from the hub. Prior to LG’s initiation of the hub structure, the products that we shipped to LG became LG’s property—and we recognized revenue with respect to those products—immediately upon our shipment to LG. Under the LG hub structure, we do not recognize revenue with respect to products that we ship to LG’s hub until we receive a report from LG that it has pulled those products from the hub. As our products in LG’s hub will remain our inventory until LG pulls them from the hub, we have increased inventory risk as a result of the LG hub structure.

We began shipping products to LG’s hub in late May 2005. At the outset of the transition to the LG hub structure, we believe that LG used units of products that we had previously delivered to LG under our former procedures instead of pulling units of those products from the hub. As a result, although we have shipped products to LG’s hub and LG has begun to pull a limited number of units of certain of our products from the hub, we believe that LG’s use of units of our products that we had previously delivered to LG under our former procedures instead of pulling units of those products from the hub resulted in our revenues attributable to LG being lower in the quarter ended June 30, 2005 than they would have been had LG not initiated the hub structure. We also believe that our lower revenues attributable to LG for the quarter ended June 30, 2005 are largely responsible for the relatively small increase in our overall revenues from $14.3 million for the quarter ended March 31, 2005 to $14.5 million for the quarter ended June 30, 2005. We cannot assess the length of time that the transition to the LG hub structure will adversely affect our revenues.

We derive substantially all of our revenues from sales to foreign customers, particularly in Asia. In the six months ended June 30, 2005, approximately 96% of our revenues were from sales in Asia, including approximately 59% in South Korea, 21% in Taiwan, 14% in China and 2% in Japan. In the six months ended June 30, 2004, approximately 94% of our revenues were from sales in Asia, including approximately 56% in South Korea, 15% in Taiwan, 22% in China and 1% in Japan. We believe that a substantial majority of our revenues will continue to come from customers located in Asia, where most of the mobile consumer electronic devices that use our ICs are manufactured. As a result of this regional customer concentration, we have been and expect to continue to be particularly subject to economic and political events, health crises and other developments that impact our customers in Asia. For example, our sales in late 2004 were harmed by the Chinese government reducing the availability of credit to domestic businesses. China, in particular, is an emerging market where forecasting by our distributors is not accurate, and there can be rapid changes in the distribution system and market conditions. In order to limit our exposure to bad debt and late payment from distributors, we constrained sales to these customers by declining to fulfill orders, which reduced our revenues for this period. We continue to closely monitor payments owed to us by our customers who may continue to be affected by this reduced availability of credit in China. In addition, we believe that our second quarter 2003 results of operations were significantly harmed by the Severe Acute Respiratory Syndrome, or SARS, epidemic experienced in Asia during that time, which reduced demand for our products by our customers in Asia. All of our sales and substantially all of our cost of revenues are denominated in U.S. dollars. In addition, a majority of our operating expenses are incurred either in the United States or in countries with currencies that are tied to the U.S. dollar, such as China and Hong Kong. Accordingly, we believe that our overall exposure to foreign exchange risk is low.

In general, the average selling price, or ASP, of any specific product for a specific application will decline over time. However, the ASP decline is application-specific and may be mitigated by replacement with related products in the same product family and new applications utilizing essentially the same product with higher margins. For example, we developed a low-dropout linear regulator for use in a particular wireless handset, which experienced a decline in ASP as that type of device became a commodity in wireless handsets. However, we were able to use the same base circuit architecture to design other products in the same family for newer wireless handsets and other applications that could be sold at higher margins. We expect that our revenues will normally be characterized by seasonally lower sequential sales during the first quarter of a calendar year, and potentially late in the fourth quarter, because of the peak fourth quarter consumer buying season for the devices in which our products are used.

For the three months ended June 30, 2005 our sequential quarterly revenues increased slightly, on increased sales volume. Our sales growth was hindered by the supply chain restructuring by LG, our largest customer. Additionally, we had higher cost of revenues from increased volume of sales attributable to new products with lower yields. Our operating expenses increased due to higher overall headcount and increased stock-based compensation expenses. We expect that our headcount will continue to increase for the remainder of fiscal 2005 as we expand our operations. Lastly, our income tax expense for the six months ended June 30, 2005 was significantly impacted by an increase in our effective tax rate.

Results of Operations

The following table sets forth our unaudited historical operating results, as a percentage of revenues for the periods indicated:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
NET SALES	100.0%	100.0%	100.0%	100.0%
Cost of revenues	43.2	34.9	40.5	37.5

GROSS PROFIT	56.8	65.1	59.5	62.5

OPERATING EXPENSES:
Research and development	31.0	25.9	31.1	29.0
Sales and marketing	15.8	13.2	16.3	14.2
General and administrative	10.5	5.6	11.0	6.3

Total operating expenses	57.3	44.8	58.4	49.6

INCOME (LOSS) FROM OPERATIONS OTHER INCOME (EXPENSE):	(0.5)	20.3	1.1	12.9
Interest and other income	0.9	0.1	0.8	0.2
Interest and other expense	(0.0)	(0.0)	(0.1)	(0.0)

Total other income (expense), net	0.9	0.1	0.8	0.2

INCOME BEFORE INCOME TAXES	0.4	20.4	1.9	13.1
PROVISION (BENEFIT) FOR INCOME TAXES	1.3	0.9	1.5	0.6

NET INCOME (LOSS)	(1.0)%	19.5%	0.4%	12.5%

Comparison of Three and Six Months Ended June 30, 2005 and June 30, 2004

Revenues

The following table illustrates our revenues by our principal product families:

(in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
TPM IC *	$10,383	72%	$9,556	78%	$21,249	74%	$16,945	78%
ASPM **	3,978	27	2,526	21	7,244	25	4,528	21
Other ***	114	1	188	1	254	1	290	1

Total	$14,475	100%	$12,270	100%	$28,747	100%	$21,763	100%

*	Total Power Management Integrated Circuit
**	Application Specific Power Metal Oxide Semiconductor Field Effect Transistor
***	Other consists of primarily Discrete Metal Oxide Semiconductor Field Effect Transistor and non recurring engineering revenue

Our revenues for the three and six months ended June 30, 2005 as compared to 2004 increased, due to increased sales of our ASPM and TPM IC products. The increase in revenues was almost entirely produced by an increase in unit volume sales for both the three- and six-month periods ended June 30, 2005 as compared to 2004. Our average selling prices decreased for both the three and six months ended June 30, 2005 as compared to 2004. The increase in TPM IC revenues was primarily driven by increased sales of our ChargePump products for the three months ended June 30, 2005 as compared to 2004 and for the six-month period, the increase was driven by increased sales of both our ChargePump products and our PowerLinear products. The increase in ASPM revenues for the three- and six-month periods ended June 30, 2005 as compared to 2004 was primarily attributable to increased sales of our SmartSwitch products. Our sales were also affected by our largest customer, LG, which began restructuring its supply chain during the first quarter of 2005 and required its suppliers to place inventory at a central supply hub. We began shipping products to LG’s hub in late May 2005. Aggregate sales to LG decreased by 6% for the three-month period ended June 30, 2005 as compared to the same period in 2004. Aggregate sales to LG increased by 35% for the six-month period ended June 30, 2005 as compared to the same period in 2004. LG accounted for approximately 31% and 37% of our revenues for the three and six months ended June 30, 2005 as compared to 38% and 36% for the three and six months ended June 30, 2004. We also believe that our lower revenues attributable to LG for the quarter ended June 30, 2005 are largely responsible for the relatively small increase in our overall revenues from $14.3 million for the quarter ended March 31, 2005 to $14.5 million for the quarter ended June 30, 2005. We cannot assess the length of time that the transition to the LG hub structure will adversely affect our revenues. Aggregate revenues for the three and six months ended June 30, 2005 from customers other than LG grew by 31% and 31%, respectively, as compared to 2004.

Gross Profit

(in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	Increase (Decrease)		2005	2004	Increase (Decrease)
Net revenues	$14,475	$12,270	$2,205	18.0%	$28,747	$21,763	$6,984	32.1%
Cost of revenues	6,257	4,287	1,970	46.0%	11,652	8,161	3,491	42.8%

Gross profit	$8,218	$7,983	$235	2.9%	$17,095	$13,602	$3,493	25.7%

Gross profit margin	56.8%	65.1%	(8.3)%	ppt.	59.5%	62.5%	(3.0)%	ppt.

Our gross margin was 57% for the three months ended June 30, 2005, compared to 65% for the three months ended June 30, 2004. This decrease was due to a number of factors:

•	5% of the decrease is attributable to higher cost of revenues with respect to several new products because our customers demanded that we begin production of these products earlier than we had initially planned and we incurred decreased production yields as a result of the early production of these products.

•	3% of the decrease is due to a write-down of obsolete inventory, a majority of which was inventory that we produced based on forecasts made more than a year earlier and which, under our accounting policies, must be written down if not sold within 12 months of production.

•	2% of the decrease is due to a less favorable product mix.

•	These decreases were offset in part by a 2% reduction in warranty related expenses arising from an improvement in our actual warranty expense experience.

Our gross margin was 59% for the six months ended June 30, 2005, compared to 62% for the six months ended June 30, 2004. This decrease was due to a number of factors:

•	4% of this decrease is attributable to higher cost of revenues with respect to several new products because our customers demanded that we begin production of these products earlier than we had initially planned and we incurred decreased production yields as a result of the early production of these products.

•	4% of this decrease is attributable to a write-down of obsolete inventory.

•	1% of this decrease is attributable to a less favorable product mix.

•	These decreases were offset in part by a 3% reduction in warranty related expenses and a 3% cost reduction, primarily arising from decreased wafer, assembly and test costs.

Research and Development

(in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	Increase (Decrease)		2005	2004	Increase (Decrease)
Research and development	$4,485	$3,179	$1,306	41.1%	$8,933	$6,315	$2,618	41.5%
% of net revenues	31.0%	25.9%	5.1%	ppt.	31.1%	29.0%	2.1%	ppt.

Research and development expenses for the three months ended June 30, 2005 as compared to 2004, increased due to increased engineering headcount, which grew from 40 at June 30, 2004 to 54 at June 30, 2005, which accounted for increased payroll expenses of $0.2 million and increased facilities and other occupancy expenses of $0.6 million. We also incurred an increase of approximately $0.2 million for expenses related to outside consultants. Our stock-based compensation expense associated with research and development personnel increased to $0.2 million from $35,000 in the three months ended June 30, 2004 due to an increased number of stock options granted to employees.

Research and development expenses for the six months ended June 30, 2005 as compared to 2004, also increased due to increased engineering headcount. The headcount increase accounted for increased payroll expenses of $0.7 million and increased facilities and other occupancy expenses of $1.3 million. We also incurred an increase of approximately $0.2 million for lab and other research expenses. Our stock-based compensation expense associated with research and development personnel increased to $0.4 million from $62,000 in the six months ended June 30, 2004 due to an increase of both the number and intrinsic value of stock options granted to employees.

Sales and Marketing

(in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	Increase (Decrease)		2005	2004	Increase (Decrease)
Sales and marketing	$2,282	$1,624	$658	40.5%	$4,676	$3,101	$1,575	50.8%
% of net revenues	15.8%	13.2%	2.6%	ppt.	16.3%	14.2%	2.1%	ppt.

Sales and marketing expenses for the three months ended June 30, 2005 as compared to 2004, increased due to increased headcount to support our growing revenue base, which accounted for increased payroll expenses of $0.2 million. Due to an increase in revenues, our commissions paid to our outside sales representatives also increased by approximately $0.2 million. We also increased our promotional and advertising expenses by approximately $0.1 million. Additionally, we experienced an increase in our overall travel expenditures of approximately $0.1 million.

Sales and marketing expenses for the six months ended June 30, 2005 as compared to 2004, also increased due to headcount increases to support our growing revenue base, which accounted for increased payroll expenses of

$0.8 million. Due to an increase in revenues, our commissions paid to our outside sales representatives also increased by approximately $0.4 million. We also increased our promotional and advertising expenses by approximately $0.1 million. Additionally, we experienced an increase in our overall travel expenditures of approximately $0.2 million and our stock-based compensation expense associated with sales and marketing personnel increased from $12,000 to $141,000 due to an increase of both the number and intrinsic value of stock options granted to employees.

General and Administrative

(in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	Increase (Decrease)		2005	2004	Increase (Decrease)
General and administrative	$1,521	$691	$830	120.1%	$3,172	$1,379	$1,793	130.0%
% of net revenues	10.5%	5.6%	4.9%	ppt.	11.0%	6.3%	4.7%	ppt.

General and administrative expenses for the three months ended June 30, 2005 as compared to 2004, increased due to increases in administrative personnel to support growth, which accounted for increased payroll expenses of $0.4 million. Additionally, we had an increase of approximately $0.3 million for professional services and we incurred an increase in travel and other expenses of approximately $0.2 million. Our stock-based compensation expense also increased from $5,000 to $0.3 million due to an increase of both the number and intrinsic value of stock options granted to employees and consultants. These increases were offset by lower facilities and occupancy costs by approximately $0.4 million.

General and administrative expenses for the six months ended June 30, 2005 as compared to 2004, increased due to increases in administrative personnel to support growth, which accounted for increased payroll expenses of $1.2 million. Additionally, we had an increase of approximately $0.5 million for professional services and we incurred an increase in travel and other expenses of approximately $0.3 million. Our stock-based compensation expense also increased from $15,000 to $0.6 million due to an increase of both the number and intrinsic value of stock options granted to employees and consultants. These increases were offset by lower facilities and occupancy costs by approximately $0.8 million.

Interest and Other Income, Net

Interest and other income, net was $126,000 and $220,000 in the three and six months ended June 30, 2005, and $17,000 and $44,000 in the three and six months ended June 30, 2004. The increase in interest and other income was primarily attributable to higher interest income earned on higher cash balances.

Provision for Income Taxes

Our income tax provision was $0.2 million and $0.4 million for the three and six months ended June 30, 2005, and $0.1 million and $0.1 million for the three and six months ended June 30, 2004. We expect our effective tax rate for 2005 to be substantially higher than the statutory federal rate for two primary reasons. We incur significant stock-based compensation that, while reflected in our financial statements, is not deductible for federal income tax purposes. In connection with the implementation of our international structure, we will incur intercompany royalty income and cost-sharing payments from transfers of intellectual property in 2005 and succeeding years that will be taxed at substantially higher rates than the corresponding tax benefit arising from the deduction in the foreign tax jurisdiction. Both of these factors are in significant measure independent of our consolidated results of operations. We expect to continue to incur nondeductible stock-based compensation expense and intercompany income associated with our international structure in 2006 but nevertheless expect our effective tax rate to be significantly reduced in 2006 after we complete the implementation of our international structure.

The percentage tax rate reflected in our results of operations is based on an estimate of net income for the fiscal year 2005 that we make at the end of each quarter. For example, at March 31, 2005, we expected our effective tax rate to be approximately 50% in 2005 based on our internal estimate of net income for 2005. However, when we reduced our estimate of net income for 2005 as of June 30, 2005, this required an increase in our percentage tax rate because the stock-based compensation and taxes associated with implementation of our international structure would now be applied to decreased net income. Under applicable accounting principles, prior quarters are not revised and the cumulative change in the estimated effective tax rate is recorded in the quarter of change so that the year-to-date effective tax rate at the end of the current quarter is equal to the new estimated effective tax rate for the year. For these reasons, when we decreased our estimate for 2005 income at June 30, 2005, we not only revised our expected effective tax rate to be approximately 80% for 2005 but reflected a tax rate of 345% for the quarter ended June 30, 2005 in order to achieve the 80% effective tax rate for the entire first six months of 2005. Future changes in our estimates could similarly affect our effective tax rate for a quarter and year-to-date results of operations.

Liquidity and Capital Resources

	Six Months Ended June 30,
(in thousands)	2005	2004	Increase (Decrease)
Net cash used in operating activities	$(679)	$(216)	$(463)	214.4%
Net cash used in investing activities	$(544)	$(1,171)	$627	(53.5)%
Net cash provided by financing activities	$213	$2,301	$(2,088)	(90.7)%
Effect of exchange rate changes on cash and cash equivalents	$(39)	$(52)	$13	(25.0)%

Net increase (decrease) on cash and cash equivalents	$(1,049)	$862	$(1,911)	(221.7)%

We have financed our growth primarily with proceeds from the issuance of preferred stock and common stock and, in 2004, from operating activities. Our cash and cash equivalents were $20.7 million as of June 30, 2005 and $21.7 million as of December 31, 2004.

Net Cash Used in Operating Activities

Net cash used in our operating activities was $0.7 million in the six months ended June 30, 2005 and $0.2 million in the six months ended June 30, 2004. Operating cash usage for the six-months ended June 30, 2005 primarily consisted of increases in accounts receivable of $5.1 million and other current assets of $1.4 million, which were offset in part by a decrease in inventory of $0.9 million and increases in accruals and payables totaling $2.6 million. In addition, we had an aggregate of $1.2 million of stock-based compensation expense and $0.7 million of depreciation and amortization expense. Our accounts receivable balance increase was primarily attributable to increased sales during the month of June 2005 as compared to December 2005. In addition, LG, changed their payment pattern, which delayed our collection efforts. Increases in our current assets are primarily attributable to increased capitalized initial public offering related costs. The reduction in inventory was primarily due to increased write-down of inventory from excess and obsolescence. Our accrual and accounts payable have increased as a result of our increased overall business volume during the six-month period ended June 30, 2005. Our stock-based compensation expenses have risen as a result of increases in both the number and intrinsic value of options granted to employees and consultants. Depreciation and amortization expenses have also risen and we expect that this will continue to rise as we invest in research and development and infrastructure.

Operating cash usage for the six months ended June 30, 2004 primarily consisted of increases in inventory of $2.8 million and increases in accounts receivable of $1.6 million, which were offset in part by increases in accruals and payables of $1.0 million. In addition we had an aggregate of $0.5 million of depreciation and amortization expense. Increases in inventory and accounts receivable were primarily due to increased sales during the period. Our increases in accruals and payables were also due to our increased overall business volume during the six-month period ended June 30, 2004.

Net Cash Used in Investing Activities

Net cash used in our investing activities was $0.5 million in the six months ended June 30, 2005 and $1.2 million in the six months ended June 30, 2004. The reduction in cash usage was in part due to our reduced need to purchase engineering and computer equipment and software to support our internal infrastructure growth in fiscal 2005.

Net Cash Provided by Financing Activities

Net cash provided by our financing activities was $0.2 million in the six months ended June 30, 2005 and $2.3 million in the six months ended June 30, 2004. Net cash provided by our financing activities in the six months ended June 30, 2005 primarily consisted of $0.2 million of proceeds from exercises of common stock options and warrants, offset by $20,000 for payments of our capital lease obligations. Net cash provided by our financing activities in the six months ended June 30, 2004 primarily consisted of proceeds of $2.0 million from the issuance of Series E preferred stock and $0.4 million from exercises of common stock options and warrants, offset by $53,000 for payments of our capital lease obligations.

Liquidity

We entered into a loan and security agreement in July 2004 with our primary bank in the United States with a commitment amount of $3.0 million. The annual interest rate on amounts borrowed under this line of credit is the greater of either 4.5% or 0.5% over the bank’s prime rate. The credit facility expires in April 2006. To date, we have not borrowed any amounts under this loan and security agreement. In July 2005, we amended and restated this loan and security agreement to take effect upon the closing of our initial public offering of common stock in August 2005. Under the terms of the amended and restated agreement, we now have access to a revolving line of credit of $20.0 million if our net cash, or the sum of our cash and cash equivalents less our indebtedness, is at least $40.0 million. This revolving line of credit will be reduced to $15.0 million if our net cash is between $30.0 million and $40.0 million. Under the terms of the amended and restated agreement, we must maintain net cash of at least $30.0 million. The annual interest rate on amounts borrowed under this line of credit will be the greater of either 5.75% or 0.25% over the bank’s prime rate. This line of credit will terminate on August 8, 2006. In connection with both the original loan and security agreement and the amended and restated agreement, we provided the bank with a first priority security interest in substantially all of our assets, excluding intellectual property.

We believe our existing cash balances, as well as cash expected to be generated from operating activities and the availability of funds from our bank credit facility, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Our long-term future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support our product development efforts, the expansion of sales and marketing activities, the timing of our introductions of new products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and the amount and intensity of our litigation activity. We could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to uncollectible accounts receivable, inventories, income taxes, warranty obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making the judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from the estimates.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenues in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). SAB 104 requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgment regarding the determinability of the fees charged for products delivered and the collectibility of those fees. If changes in conditions cause management to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could decline.

A large portion of our sales is made through distribution arrangements with third parties. These arrangements include stock rotation rights that generally permit the return of up to 5% and, in the case of one customer, 8%, of the previous six months’ purchases, and on one occasion we accepted returns in excess of these amounts. We do not intend to make such exceptions in the future. We record estimated returns at the time of shipment. Our typical payment term with our distributors is 30 days from invoice date. Our arrangements with our distributors typically include price protection provisions if we reduce our list prices. We record reserves for price protection at the time we decide to reduce our list prices. We have not experienced any significant claims pursuant to these provisions. The credits we have issued for price protection provisions were $17,000 and $25,000 for six months ended June 30, 2005 and 2004, respectively.

Warranty

We provide a 12-month warranty against defects in materials and workmanship and will either repair the goods, provide replacement products at no charge to the customer or refund amounts to the customer for defective products. We record estimated warranty costs, based on historical experience over the preceding 12 months by product, at the time we recognize product revenues. As the complexity of our products increases, we could experience higher warranty claims relative to sales than we have previously experienced, and we may need to increase these estimated warranty reserves.

Inventory Valuation

We value our inventory at the lower of the actual cost of our inventory or its current estimated market value. We write down inventory for obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Because of the cyclicality of the market in which we operate, inventory levels, obsolescence of technology and product life cycles, we generally write down inventory to net realizable value based on six to nine months’ forecasted product demand and for product that is over 12 months old. Actual demand and market conditions may be lower than those that we project and this difference could have a material adverse effect on our gross margins should inventory write-downs beyond those initially recorded become necessary.

Stock-Based Compensation

We account for stock-based compensation awards issued to our employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or Opinion 25. Accordingly, we have recorded compensation expense for stock options granted with exercise prices less than the fair value of the underlying common stock at the option grant date. The fair value of our common stock prior to December 31, 2004 was originally estimated by our board of directors with input from management. We did not obtain contemporaneous valuations by an unrelated valuation specialist because, at the time of the issuances of the stock options, we believed our estimates of the fair value of our common stock to be reasonable. In connection with the preparation of our financial statements for the year ended December 31, 2004, we reassessed the valuations of our common stock for options granted from January 1, 2004 through December 31, 2004. We based this reassessment upon the results of a valuation of our company as of December 31, 2004 using generally accepted valuation techniques including the discounted cash flow method, the guideline company method and the similar transactions method. Although all methodologies were considered, we placed primary emphasis upon the discounted cash flow method and secondary emphasis on the guideline company method. The similar transaction method was considered, but not used as there were a limited number of representative transactions that were available from which to derive an indication of value range. Ultimately, the similar transaction method was used as a reasonableness check. The reassessment in 2004 resulted in our recording deferred stock-based compensation of $7.7 million. In connection with the preparation of our financial statements for the three months ended March 31, 2005, we reassessed the valuations of our common stock for options granted from January 1, 2005 through March 31, 2005. The reassessment during the first quarter of 2005 resulted in our recording an additional $0.7 million of deferred stock-based compensation. For the period from January 1, 2005 through March 31, 2005, we did not obtain contemporaneous valuations by an unrelated valuation specialist because, at the time of the issuances of the stock options, we believed our estimates of the fair value of our common stock to be reasonable. We believe that our future earnings will be a primary determinant of our future public valuation, and we have considered a range of price-to-earnings ratios of other comparable public companies to determine a potential value range for our common stock. Determining the fair value of our common stock requires us to make complex and subjective judgments involving estimates of revenues, earnings, assumed market growth rates and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage our business. There is inherent uncertainty in making these estimates. In addition, we have lower revenues and a shorter track record of profitability than most of the public companies we considered as comparables in our reassessment of common stock valuations for the three months ended March 31, 2005. Although it was reasonable to expect that the completion of our planned initial public offering would add value to the shares because they would have increased liquidity and marketability, the amount of additional value could not be measured with any precision or certainty at that time.

Deferred stock-based compensation based on outstanding stock options at June 30, 2005 is approximately $6.6 million. We expect to record aggregate amortization of stock-based compensation expense of $0.5 million and $0.5 million for the third and fourth quarters of 2005, respectively, from these outstanding options and subject to continued vesting of options. In addition, we expect to record aggregate amortization of stock-based compensation expense of $2.1 million, $2.1 million, $1.3 million and $18,000 for 2006, 2007, 2008 and 2009, respectively, from these outstanding options and subject to continued vesting of options. This amortization will be allocated among cost of revenues expenses, research and development expenses, sales and marketing expenses and general and administrative expenses, respectively, based upon the employee’s job function.

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Instead, the new standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost must be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period, which is usually the vesting period.

We have not yet quantified the effects of the adoption of SFAS 123R, but we expect that the new standard will result in significant stock-based compensation expense. The effects of adopting SFAS 123R will depend on numerous factors, including the valuation model we choose to value stock-based awards, the assumed award forfeiture rate, the accounting policies we adopt concerning the method of recognizing the fair value of awards over the requisite service period and the transition method, as described below, we choose for adopting SFAS 123R.

SFAS 123R will be effective for our quarter beginning January 1, 2006 and requires us to use the modified prospective application method. Under this method, SFAS 123R will be applied to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered, such as unvested options, that are outstanding as of the date of adoption will be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption is based on the grant-date fair value for those awards granted after April 4, 2005, which was the date of our initial filing of our registration statement in connection with our initial public offering and based on the intrinsic values as previously recorded under Opinion 25 for awards granted prior to that date.

Accounting for Income Taxes

We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, we determine our deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of our assets and liabilities using tax rates in effect for the year in which we expect the differences to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in our financial statements. Because we assume that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, which gives rise to a deferred tax asset or liability. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax expense together with assessing temporary differences that may result in deferred tax assets. Management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Prior to 2004 we had a full valuation allowance for our net deferred tax assets as it was more likely than not that we would not realize those assets due to our history of losses. At December 31, 2004, we reassessed the amount of our valuation allowance considering the fact that we experienced two consecutive profitable years. In determining the amount of our deferred tax assets for which realization is more likely than not and the amount of the corresponding valuation allowance, we consider the current and two preceding years’ income before income taxes, excluding amounts not deductible or includable for tax return purposes, as available objective evidence supporting estimated levels of future taxable income. Using this evidence, we estimate the amount of future taxable income through the 20-year carryforward period for net operating losses, which becomes the basis for our estimate of realizable net deferred tax assets and the amount of our valuation allowance. As a result, we recognized a reduction of our provision for income taxes of $11.2 million in the fourth quarter of 2004 due to the reversal of our valuation allowance. While management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, if we were to determine that an increase in our valuation allowance in the future is necessary, an adjustment to the deferred tax asset would result in additional income tax expense in such period.

We are in the process of implementing an international structure. We are currently transitioning certain of our logistics, order entry, purchasing and billing functions to our new office in Macau and our nearby office in Hong Kong, which are in closer geographic proximity to our suppliers and customers. Our corporate headquarters will remain in the United States. In connection with this transition, we are implementing cost-sharing and license arrangements with our wholly-owned British Virgin Islands subsidiary, with which our wholly-owned Macau subsidiary is implementing a similar licensing arrangement to fund, develop and license intellectual property. Pursuant to these arrangements, our British Virgin Islands and Macau subsidiaries will have the non-exclusive rights to manufacture, market and distribute our products in certain geographic markets. Furthermore, our Macau subsidiary will be authorized to contract with third parties for the manufacture, test and assembly of our products. As a result of these changes, we expect the percentage of our consolidated pre-tax income represented by our foreign operations to increase and eventually exceed the domestic percentage.

We expect our effective tax rate for 2005 to be substantially higher than the statutory federal rate for two primary reasons. We incur significant stock-based compensation that, while reflected in our financial statements, is not deductible for federal income tax purposes. In connection with the implementation of our international structure, we will incur intercompany royalty income and cost-sharing payments from transfers of intellectual property in 2005 and succeeding years that will be taxed at substantially higher rates than the corresponding tax benefit arising from the deduction in the foreign tax jurisdiction. Both of these factors are in significant measure independent of our consolidated results of operations. We expect to continue to incur nondeductible stock-based compensation expense and intercompany income associated with our international structure in 2006 but nevertheless expect our effective tax rate to be significantly reduced in 2006 after we complete the implementation of our international structure.

The percentage tax rate reflected in our results of operations is based on an estimate of net income for the fiscal year 2005 that we make at the end of each quarter. For example, at March 31, 2005, we expected our effective tax rate to be approximately 50% in 2005 based on our internal estimate of net income for 2005. However, when we reduced our estimate of net income for 2005 as of June 30, 2005, this required an increase in our percentage tax rate because the stock-based compensation and taxes associated with implementation of our international structure would now be applied to decreased net income. Under applicable accounting principles, prior quarters are not revised and the cumulative change in the estimated effective tax rate is recorded in the quarter of change so that the year-to-date effective tax rate at the end of the current quarter is equal to the new estimated effective tax rate for the year. For these reasons, when we decreased our estimate for 2005 income at June 30, 2005, we not only revised our expected effective tax rate to be approximately 80% for 2005 but reflected a tax rate of 345% for the quarter ended June 30, 2005 in order to achieve the 80% effective tax rate for the entire first six months of 2005. Future changes in our estimates could similarly affect our effective tax rate for a quarter and year-to-date results of operations.

Quantitative and Qualitative Disclosure About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on our interest income. As of June 30, 2005, all of our investments were held in money market accounts.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our bank line of credit. The advances under this line of credit bear a variable rate of interest based on the prime rate. The risk associated with fluctuating interest expense is limited to this debt instrument and we do not believe that a 10% change in the prime rate would have a significant impact on our interest expense. During the three- and six-month periods ended June 30, 2005 and June 30, 2004, we did not have any outstanding debt instruments.

RISK FACTORS

Risks Related to Our Business

Our customers may cancel their orders, change production quantities or delay production, and if we fail to forecast demand for our products accurately, we may incur product shortages, delays in product shipments or excess or insufficient product inventory.

We generally do not obtain firm, long-term purchase commitments from our customers. Because production lead times often exceed the amount of time required to fulfill orders, we often must build in advance of orders, relying on an imperfect demand forecast to project volumes and product mix. Our demand forecast accuracy can be adversely affected by a number of factors, including inaccurate forecasting by our customers, changes in market conditions, new part introductions by our competitors that lead to our loss of previous design wins, adverse changes in our product order mix and demand for our customers’ products or models. China, in particular, is an emerging market where forecasting by our distributors is not accurate, and there can be rapid changes in the distribution system and market conditions. Even after an order is received, our customers may cancel these orders or request a decrease in production quantities. Any such cancellation or decrease subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls and excess or obsolete inventory which we may be unable to sell to other customers. Alternatively, if we are unable to project customer requirements accurately, we may not build enough products, which could lead to delays in product shipments and lost sales opportunities in the near term, as well as force our customers to identify alternative sources, which could affect our ongoing relationships with these customers. We have in the past had customers dramatically increase their requested production quantities with little or no advance notice and after they had submitted their original order. We have on occasion been unable to fulfill these revised orders within the time period requested. Either underestimating or overestimating demand would lead to excess, obsolete or insufficient inventory, which could harm our operating results, cash flow and financial condition, as well as our relationships with our customers. For example, we recorded inventory write-downs of $0.9 million, $0.8 million, $1.9 million and $1.6 million in the fiscal years ended 2002, 2003, 2004 and for the six months ended June 30, 2005, respectively.

We receive a substantial portion of our revenues from one customer and most of our revenues from a small number of customers, and the loss of, or a significant reduction in, orders from that customer or our other largest customers would adversely affect our operations and financial condition.

We receive a substantial portion of our revenues from one customer, LG Electronics Inc. of South Korea. We received an aggregate of approximately 43% of our revenues from LG in 2004, which represents an increase in our concentration of revenues compared to 2003, when LG accounted for 32% of our revenues. We anticipate that we will continue to be dependent on LG for a significant portion of our revenues in the immediate future; however, we do not have long-term contractual purchase commitments from LG, and we cannot assure you that LG will continue to be our customer. We received an aggregate of approximately 80% of our revenues from our ten largest customers in 2004. Any action by LG or any of our other largest customers that affects our orders, product pricing or vendor status could significantly reduce our revenues and harm our financial results. For example, in the fourth quarter of 2004, we experienced a 33% sequential quarterly decline in revenues from LG as a result of LG’s prior increase in inventory of our products in the third quarter in anticipation of the peak fourth-quarter buying season for the wireless handsets in which our products are primarily used by LG. In the future, our sales to LG or our other large customers will continue to be susceptible to this type of quarterly fluctuation as our customers manage their inventories, principally for seasonal variations. In particular, our customers’ increase in inventory of our products in advance of this peak buying season for wireless handsets often leads to sequentially lower sales of our products in the first calendar quarter and, potentially, late in the fourth calendar quarter. In addition, while in the past the principal LG divisions that purchase our products have been separately responsible for purchasing, inventory and other supply chain logistics, these functions of these divisions are undergoing a consolidation, which could lead to further fluctuations in our sales as LG develops consolidated ordering patterns. This consolidation will reduce our ability to forecast orders from LG because we will no longer be receiving orders directly from the LG divisions using our products. In addition, we will be required to supply inventory to a centralized location based on a forecast provided by LG for the ensuing 30 days on a consolidated basis, which will require us to incur the cost of producing materials in advance of receiving a purchase commitment from LG. If LG does not purchase the inventory that was forecasted, we will be required to find alternative customers for the inventory and we may be unsuccessful in doing so at acceptable prices or at all, which would require us to write down or write off the inventory supplied by us to LG’s centralized location. Furthermore, this consolidation will require us to adapt our enterprise resource planning and other information systems to interface with LG’s purchasing systems and any failure to do so could impact our ability to process orders and ship goods to LG. Because our largest customers account for such a significant part of our business, the loss of, or a decline in sales to, any of our major customers would negatively impact our business.

Our operating results have fluctuated in the past and we expect our operating results to continue to fluctuate.

Our revenues are difficult to predict and have varied significantly in the past from period to period. We expect our revenues and expense levels to continue to vary in the future, making it difficult to predict our future operating results. In particular, we experience seasonality and variability in demand for our products as our customers manage their inventories. Our customers tend to increase inventory of our products in anticipation of the peak fourth quarter buying season for the mobile consumer electronic devices in which our products are used, which often leads to sequentially lower sales of our products in the first calendar quarter and, potentially, late in the fourth calendar quarter.

Additional factors that could cause our results to fluctuate include:

•	the forecasting, scheduling, rescheduling or cancellation of orders by our customers, particularly in China and other emerging markets;

•	liquidity and cash flow of our distributors and end-market customers;

•	changes in manufacturing costs, including wafer, test and assembly costs, and manufacturing yields, product quality and reliability;

•	the timing and availability of adequate manufacturing capacity from our manufacturing suppliers;

•	our ability to successfully define, design and release new products in a timely manner that meet our customers’ needs;

•	the timing, performance and pricing of new product introductions by us and by our competitors;

•	general economic conditions in the countries where we operate or our products are used;

•	changes in exchange rates, interest rates, tax rates and tax withholding;

•	geopolitical stability, especially affecting China, Taiwan and Asia in general; and

•	costs associated with litigation, especially related to intellectual property.

Unfavorable changes in any of the above factors, most of which are beyond our control, could significantly harm our business and results of operations.

We may be unsuccessful in developing and selling new products or in penetrating new markets.

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. Our competitiveness and future success depend on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost effective basis. A fundamental shift in technologies in any of our product markets could harm our competitive position within these markets. Our failure to anticipate these shifts, to develop new technologies or to react to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenues and a loss of design wins to our competitors. The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors, including:

•	effective marketing, sales and service;

•	timely and efficient completion of process design and device structure improvements and implementation of manufacturing, assembly and test processes; and

•	the quality, performance and reliability of the product.

If we fail to introduce new products or penetrate new markets, our revenues will likely decrease over time and our financial condition could suffer.

Our products must meet exacting specifications, and defects and failures may occur, which may cause customers to return or stop buying our products and may expose us to product liability claims.

Our customers generally establish demanding specifications for quality, performance and reliability that our products must meet. Integrated circuits, or ICs, as complex as ours often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments, which might require product replacement or recall. For example, in 2003 one of our low-dropout linear regulator products that we had been shipping for two years developed unacceptably high failure rates, which caused us to direct our engineering personnel from other priorities to redesign the product. If defects and failures occur in our products during the design phase or after, we could experience lost revenues, increased costs, including warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, or product returns or discounts, any of which would harm our operating results. We cannot assure you that we will have sufficient resources, including any available insurance, to satisfy any asserted claims.

The nature of the design process requires us to incur expenses prior to earning revenues associated with those expenses, and we will have difficulty selling our products if system designers do not design our products into their electronic systems.

We devote significant time and resources in working with our customers’ system designers to understand their future needs and to provide products that we believe will meet those needs. If a customer’s system designer initially chooses a competitor’s product for a particular electronic system, it becomes significantly more difficult for us to sell our products for use in that electronic system because changing suppliers can involve significant cost, time, effort and risk for our customers.

We often incur significant expenditures in the development of a new product without any assurance that our customers’ system designers will select our product for use in their electronic systems. We often are required to anticipate which product designs will generate demand in advance of our customers expressly indicating a need for that particular design. In some cases, there is minimal or no demand for our products in our anticipated target applications. For example, in 2000, we created a USB hub protection device that we believed would be used in flat panel monitors; however, our customers’ products have not evolved as we expected, and consequently we have not generated significant customer demand for this product to date. Even if our products are selected by our customers’ system designers, a substantial period of time will elapse before we generate revenues related to the significant expenses we have incurred. The reasons for this delay generally include the following elements of our product sales and development cycle timeline and related influences:

•	our customers usually require a comprehensive technical evaluation of our products before they incorporate them into their electronic systems;

•	it can take up to 12 months from the time our products are selected to complete the design process;

•	it can take an additional six to 12 months or longer to complete commercial introduction of the electronic systems that use our products, if they are introduced at all;

•	original equipment manufacturers typically limit the initial release of their electronic systems to evaluate performance and consumer demand; and

•	the development and commercial introduction of products incorporating new technology are frequently delayed.

We estimate that the overall sales and development cycle timeline of an average product is approximately 16 months.

Additionally, even if system designers use our products in their electronic systems, we cannot assure you that these systems will be commercially successful. As a result, we are unable to accurately forecast the volume and timing of our orders and revenues associated with any new product introductions.

Because we receive a substantial portion of our revenues through distributors, their financial viability and ability to access the capital markets could impact our ability to continue to do business with them and could result in lower revenues, which could adversely affect our operating results and our customer relationships.

We obtain a portion of our revenues through sales to distributors located outside of North America who act as our fulfillment representatives. In 2004, sales to distributors accounted for 40% of our revenues. In the normal course of their operation as fulfillment representatives, these distributors typically perform functions such as order scheduling, shipment coordination, inventory stocking, payment and collections and, when applicable, currency exchange between purchasers of our products and these distributors. Our distributors’ compensation for these functions is reflected in the price of the products we sell to these distributors. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. If these distributors are unable to pay us in a timely manner or if we anticipate that they will not pay us, we may elect to withhold future shipments, which could adversely affect our operating results. For example, during the fourth quarter of 2004, a number of our distributors in China delayed payments to us, generally due to an unanticipated regional increase in restrictions on credit. As a result of these liquidity concerns, we limited our sales to these distributors, which adversely affected our revenues and operating results in the fourth quarter of 2004. If one of our distributors experiences severe financial difficulties, becomes insolvent or declares bankruptcy, we could lose product inventory held by that distributor and we could be required to write off the value of any receivables owed to us by that distributor. We could also be required to record bad debt expense in excess of our reserves. For example, in the first quarter of 2005, we noticed a slowing in the payment pattern of our largest distributor, EPCO Technology Co., Ltd., and it became apparent that EPCO had serious financial problems. As a result, we recorded a bad debt expense of $0.1 million in the fourth quarter of 2004. We have since ceased doing business with EPCO, from which we received approximately 7% of our revenues in 2004, and have engaged a replacement distributor. In the future, we may not be successful in recognizing these indications or in finding replacement distributors in a timely manner, or at all, which could harm our operating results, cash flow and financial condition.

Our distributor arrangements often require us to accept product returns and to provide price protection, which could harm our operating results or, if we fail to take these steps, could harm our relationship with these distributors and lead to a loss of revenues.

A substantial portion of our sales are made through third-party distribution arrangements, which include stock rotation rights that generally permit the return of up to 5% and, in the case of one customer, 8%, of the previous six months’ purchases. We also may be obligated to repurchase unsold products from a distributor if we decide to terminate our relationship with that distributor. Our arrangements with our distributors typically also include price protection provisions if we reduce our list prices. We record estimated returns at the time of shipment, and we record reserves for price protection at the time we decide to reduce our list prices. In the future, we could receive returns or claims that are in excess of our estimates and reserves, which could harm our operating results. A terminated relationship with a distributor could result in a temporary or permanent loss of revenues, until a replacement sales channel can be established to service the affected end-user customers. We may not be successful in finding suitable alternative distributors and this could adversely affect our ability to sell in certain locations or to certain end-user customers.

We have a limited operating history, and we may have difficulty accurately predicting our future revenues for the purpose of appropriately budgeting and adjusting our expenses.

We were incorporated in 1997, commenced operations in 1998 and generated only nominal revenues prior to 2001. We did not become profitable until 2003. We therefore have only a short history from which to predict future revenues and an even shorter history of managing profitability. Our limited operating experience, a dynamic and rapidly evolving market in which we sell our products, our dependence on a limited number of customers, as well as numerous other factors beyond our control, impede our ability to forecast quarterly and annual revenues accurately. As a result, we could experience budgeting and cash flow management problems, unexpected fluctuations in our results of operations and other difficulties, any of which could make it difficult for us to maintain profitability and could increase the volatility of the market price of our common stock.

If consumer demand for mobile consumer electronic devices declines, our revenues will decrease.

Our products are used primarily in the mobile consumer electronic devices market. For the foreseeable future, we expect to see the significant majority of our revenues continue to come from this market, especially in wireless handsets. If consumer demand for these products declines, our revenues will decrease. If we are unsuccessful in identifying alternative markets for our products in a timely manner, our operating results will suffer dramatically.

The average selling price of our products may decline, or a change in the mix of product orders may occur, either of which could reduce our gross margins.

During a power management product’s life, its average selling price tends to decrease for a particular application. As a result, to maintain gross margins on our products, we must continue to identify new applications for our products, reduce manufacturing costs for our existing products and introduce new products. If we are unable to identify new, high gross margin applications for our existing products, reduce our production costs or sell new, high gross margin products, our gross margins will suffer. A sustained reduction in our gross margins could harm our future operating results, cash flow and financial condition, which could lead to a significant drop in the price of our common stock.

Substantially all of our customers and operations are located in Asia, which subjects us to additional risks, including regionalized economic influences, logistical complexity, political instability and currency fluctuations.

We conduct, and expect to continue to conduct, almost all of our business with companies that are located outside the United States. Based on ship-to locations, we derived approximately 99% of our revenues in 2004 from customers outside of the United States, and approximately 95% of our revenues in 2004 came from customers in Asia, particularly South Korea, Taiwan and China. A vast majority of our contract manufacturing operations are located in South Korea, Taiwan, Malaysia and China. As a result of our international focus, we face several challenges, including:

•	increased complexity and costs of managing international operations;

•	longer and more difficult collection of receivables;

•	political and economic instability;

•	limited protection of our intellectual property;

•	unanticipated changes in local regulations, including tax regulations;

•	timing and availability of import and export licenses; and

•	foreign currency exchange fluctuations relating to our international operating activities.

We are also more susceptible to the regionalized economic impact of health crises. For example, we believe that our second quarter 2003 results of operations were significantly harmed by the Severe Acute Respiratory Syndrome, or SARS, epidemic experienced in Asia during that time, which reduced demand for our products by our customers in Asia. Because we anticipate that we will continue to rely heavily on foreign companies or U.S. companies operating in Asia for our future growth, the above risks and issues that we do not currently anticipate could adversely affect our ability to conduct business and our results of operations.

Any increase in the manufacturing cost of our products could reduce our gross margins and operating profit.

The semiconductor business exhibits ongoing competitive pricing pressure from customers and competitors. Accordingly, any increase in the cost of our products, whether by adverse purchase price variances or adverse manufacturing cost variances, will reduce our gross margins and operating profit. For example, if we do not incorporate the partially fabricated wafers held for us by our suppliers into our products in a timely fashion, we may still become obligated to purchase these materials, which may reduce our gross margins. We do not have many long-term supply agreements with our manufacturing suppliers and, consequently, we may not be able to obtain price reductions or anticipate or prevent future price increases from our suppliers.

We outsource our wafer fabrication, testing, packaging, warehousing and shipping operations to third parties, and rely on these parties to produce and deliver our products according to requested demands in specification, quantity, cost and time.

We rely on third parties for substantially all of our manufacturing operations, including wafer fabrication, wafer probe, wafer thinning, assembly, final test, warehousing and shipping. We depend on these parties to supply us with material of a requested quantity in a timely manner that meets our standards for yield, cost and manufacturing quality. Any problems with our manufacturing supply chain could adversely impact our ability to ship our products to our customers on time and in the quantity required, which in turn could cause an unanticipated decline in our sales and possibly damage our customer relationships.

Our products are manufactured at a limited number of locations. If we experience manufacturing problems at a particular location, we would be required to transfer manufacturing to a backup supplier. Converting or transferring manufacturing from a primary supplier to a backup fabrication facility could be expensive and could take as long as six to 12 months. During such a transition, we would be required to meet customer demand from our then-existing inventory, as well as any partially finished goods that can be modified to the required product specifications. We do not seek to maintain sufficient inventory to address a lengthy transition period because we believe it is uneconomical to keep more than minimal inventory on hand. As a result, we may not be able to meet customer needs during such a transition, which could delay shipments, cause a production delay or stoppage for our customers, result in a decline in our sales and damage our customer relationships.

In addition, a significant portion of our sales is to customers that practice just-in-time order management from their suppliers, which gives us a very limited amount of time in which to process and complete these orders. As a result, delays in our production or shipping by the parties to whom we outsource these functions could reduce our sales, damage our customer relationships and damage our reputation in the marketplace, any of which could harm our business, results of operations and financial condition.

The loss of any of our key personnel could seriously harm our business, and our failure to attract or retain specialized technical and management talent could impair our ability to grow our business.

The loss of services of one or more of our key personnel could seriously harm our business. In particular, our ability to define and design new products, gain new customers and grow our business depends on the continued contributions of Richard K. Williams, our President, Chief Executive Officer and Chief Technical Officer, as well as our senior level sales, operations, technology and engineering personnel. Our future growth will also depend significantly on our ability to recruit and retain qualified and talented managers and engineers, along with key manufacturing, quality, sales and marketing staff members. There remains intense competition for these individuals in our industry, especially those with power and analog semiconductor design and applications expertise. We cannot assure you we will be successful in finding, hiring and retaining these individuals. If we are unable to recruit and retain such talent, our product and technology development, manufacturing, marketing and sales efforts could be impaired.

We compete against companies with substantially greater financial and other resources, and our market share or gross margins may be reduced if we are unable to respond to competitive challenges effectively.

The analog, mixed-signal, or analog with digital, and power management semiconductor industry in which we operate is highly competitive and dynamic, and we expect it to remain so. Our ability to compete effectively depends on defining, designing and regularly introducing new products that meet or anticipate the power management needs of our customers’ next-generation products and applications. We compete with numerous domestic and international semiconductor companies, many of which have greater financial and other resources with which to pursue marketing, technology development, product design, manufacturing, quality, sales and distribution of their products.

We consider our primary competitors to be Maxim Integrated Products, Inc., Linear Technology Corporation, Texas Instruments Incorporated, Semtech Corporation and National Semiconductor Corporation. We expect continued competition from existing suppliers as well as from new entrants into the power management semiconductor market. Our ability to compete depends on a number of factors, including:

•	our success in identifying new and emerging markets, applications and technologies, and developing power management solutions for these markets;

•	our products’ performance and cost effectiveness relative to that of our competitors’ products;

•	our ability to deliver products in large volume on a timely basis at a competitive price;

•	our success in utilizing new and proprietary technologies to offer products and features previously not available in the marketplace;

•	our ability to recruit application engineers and designers; and

•	our ability to protect our intellectual property.

We cannot assure you that our products will compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by our existing competitors or new companies entering this market.

Assertions by third parties of infringement by us of their intellectual property rights could result in significant costs and cause our operating results to suffer.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies. We have in the past received, and expect that in the future we may receive, communications from various industry participants alleging our infringement of their patents, trade secrets or other intellectual property rights. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling products or using technology that contain the allegedly infringing intellectual property;

•	incur significant legal expenses;

•	pay damages to the party claiming infringement;

•	redesign those products that contain the allegedly infringing intellectual property; and

•	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all.

We are currently involved in a lawsuit initiated by Siliconix incorporated in which Siliconix has alleged that certain of our TrenchDMOS products infringe three patents held by Siliconix. Although this case has been stayed by the court hearing the case pending a reexamination of two of the Siliconix patents at issue by the U.S. Patent and Trademark Office, we have already incurred significant legal expenses related to our defense. Although we do not believe that our TrenchDMOS products infringe the Siliconix patents at issue, if these products are found by a court to infringe, then we would be unable to continue to sell these products in the United States. Sales of our products in the Unites States that Siliconix claims infringe its U.S. patents are minimal, and sales of all of our TrenchDMOS products worldwide represent less than 2% of our revenues. As a result, we believe that any decision in this case, even if favorable to Siliconix, is unlikely to have a material adverse impact on our revenues, financial condition, results of operations or cash flows. Any significant impairment of our intellectual property rights from any litigation we face could harm our business and our ability to compete.

Our failure to protect our intellectual property rights adequately could impair our ability to compete effectively or to defend ourselves from litigation, which could harm our business, financial condition and results of operations.

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies and know-how. While we have been issued 16 patents in the United States and five patents internationally as of June 30, 2005 and have additional patent applications pending, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be challenged or circumvented by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products.

Monitoring unauthorized use of our intellectual property is difficult and costly. It is possible that unauthorized use of our intellectual property may occur without our knowledge. We cannot assure you that the steps we have taken will prevent unauthorized use of our intellectual property. Our failure to effectively protect our intellectual property could reduce the value of our technology in licensing arrangements or in cross-licensing negotiations, and could harm our business, results of operations and financial condition. We may in the future need to initiate infringement claims or litigation. Litigation, whether we are a plaintiff or a defendant, can be expensive, time-consuming and may divert the efforts of our technical staff and managerial personnel, which could harm our business, whether or not such litigation results in a determination favorable to us.

We do not expect to sustain our recent growth rate, and we may not be able to manage any future growth effectively.

We have experienced significant growth in a short period of time. Our revenues have increased from approximately $1.0 million in 2001 to $51.3 million in 2004. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

We have also grown from 110 employees on January 1, 2004 to 187 employees on June 30, 2005, with many located in regional and international offices. Our international growth may subject us to income and transaction taxes in the United States and in multiple foreign locations. Our future effective tax rates could be affected by changes in our foreign tax estimates and liabilities, or changes in tax laws or the interpretation of such tax laws. If additional taxes are assessed against us, our operating results or financial condition could be materially affected.

Our expansion has placed a significant strain on our management, personnel, systems and resources. Any future expansion is likely to result in additional strain on our managerial infrastructure. To manage our growth successfully and handle the responsibilities of being a public company, we believe we must effectively:

•	recruit, hire, train and manage additional qualified engineers for our research and development activities, especially in the positions of design engineering, product and test engineering, and applications engineering;

•	implement and improve our administrative, financial and operational systems, procedures and controls; and

•	enhance our information technology support for enterprise resource planning and design engineering by adapting and expanding our systems and tool capabilities, and properly training new hires as to their use.

If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new products, our introduction of derivative products may be delayed and we may fail to satisfy customer requirements, maintain product quality, execute our business plan or respond to competitive pressures.

The cyclical nature of the semiconductor industry, which has historically demonstrated significant and prolonged downturns, could impact our operating results, financial condition and cash flows.

The semiconductor industry has historically exhibited cyclical behavior which at various times has included significant downturns in customer demand. These conditions have caused significant variations in product orders and production capacity utilization, as well as price erosion. Because a significant portion of our expenses is fixed in the near term or is incurred in advance of anticipated sales, we may not be able to decrease our expenses rapidly enough to offset any unanticipated shortfall in revenues. If this situation were to occur, it could adversely affect our operating results, cash flow and financial condition.

Our business may be adversely impacted if our end customers cannot obtain sufficient supplies of other components in their products to meet their production projections and target quantities.

Our power management products are used by our customers in conjunction with a number of other components such as digital integrated circuits, baseband processors, microcontrollers and digital signal processors. If for any reason our customers incur a shortage of any component, their ability to produce the forecasted quantity of their end product or model may be adversely affected and our product sales would decline until such shortage is remedied. Such a situation could harm our operating results, cash flow and financial condition.

We, our manufacturing suppliers and our end customers operate facilities located in regions subject to earthquakes and other natural disasters.

Our corporate headquarters in Sunnyvale, California, our operations office in Chupei, Taiwan, and the production facilities of one of our wafer fabrication suppliers and several of our assembly and test suppliers in

Hsinchu and across Taiwan are located near seismically active regions and are subject to periodic earthquakes. We do not maintain earthquake insurance and our business could be damaged in the event of a major earthquake or other natural disaster.

In addition to risks in our operations from natural disasters, our customers are also subject to these risks. Any disaster impacting our customers could result in loss of orders, delay of business and temporary regional economic recessions. For example, we believe that our second quarter 2003 results of operations were significantly harmed by the SARS epidemic experienced in Asia during that time, which reduced demand for our products by our customers in Asia. The occurrence of any of these or other disasters could harm our business, financial condition and results of operations.

A failure of our information systems would adversely impact our ability to process orders for and manufacture products.

We operate a multinational business enterprise with manufacturing, administration and sales groups located in Asia, Europe and the United States. These disparate groups are connected by a virtual private network-based enterprise resource planning system, where daily manufacturing operations and order entry functions rely on maintaining a reliable network among locations. In addition, our enterprise resource planning system must be adapted to interface with LG’s consolidated procurement systems and any failure to do so could impact our ability to process orders and ship goods to LG. Any failure of our computer network or our enterprise resource planning system would impede our ability to schedule orders, monitor production work in process and ship and bill our finished goods to our customers.

Any acquisitions we make could disrupt our business and harm our financial condition.

In the future, we may choose to acquire companies that are complementary to our business, including for the purpose of expanding our new product design capacity, introducing new design, market or application skills or enhancing and expanding our existing product lines. In connection with any such future acquisitions, we may need to use a significant portion of our available cash, issue additional equity securities which would dilute current stockholders’ percentage ownership and incur substantial debt or contingent liabilities. Such actions could adversely impact our operating results and the market price of our common stock. In addition, difficulties in assimilating any acquired workforce, merging operations or avoiding unplanned attrition could disrupt or harm our business.

When we are required to expense employee stock options, it will significantly reduce our net income in future periods.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, or SFAS 123R, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. We expect the accounting provisions of SFAS 123R to be effective for our quarter beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We have not yet quantified the effects of the adoption of SFAS 123R, but we expect that the new standard will result in significant stock-based compensation expense. This expense could exceed the expense we currently record for our stock-based compensation plans and correspondingly reduce our net income in future periods.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq National Market, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

If securities analysts or industry analysts downgrade our stock, publish negative research or reports, or do not publish reports about our business, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us, our business and our market. If one or more analysts adversely change their recommendation regarding our stock or our competitors’ stock, our stock price would likely decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

A limited number of stockholders have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our directors and executive officers and their affiliates beneficially own approximately 20.0% of our common outstanding stock. These stockholders, if they acted together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.

Delaware law and our amended and restated certificate of incorporation and bylaws contain provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors, or due to the resignation or departure of an existing board member;

•	the prohibition of cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	the requirement for the advance notice of nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders’ meeting;

•	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

•	the ability of the board of directors to issue, without stockholder approval, up to 5,000,000 shares of preferred stock with terms set by the board of directors, which rights could be senior to those of our common stock;

•	the elimination of the rights of stockholders to call a special meeting of stockholders and to take action by written consent in lieu of a meeting;

•	the required approval of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws, or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors and the ability of stockholders to take action by written consent in lieu of a meeting; and

•	the required approval of at least two-thirds of the shares entitled to vote at an election of directors to remove directors without cause.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, particularly those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our amended and restated certificate of incorporation and bylaws and under Delaware law could discourage potential takeover attempts and could reduce the price that investors are willing to pay for shares of our common stock in the future, and potentially result in the market price being lower than they would without these provisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on our interest income. As of June 30, 2005, we had no significant investments and substantially all of our cash equivalents were held in money market accounts.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our bank line of credit. The advances under this line of credit bear a variable rate of interest based on the prime rate. The risk associated with fluctuating interest expense is limited to this debt instrument and we do not believe that a 10% change in the prime rate would have a significant impact on our interest expense. During the three- and six-month periods ended June 30, 2005 and June 30, 2004, we did not have any outstanding debt instruments.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports.

We believe that a controls system, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and therefore can only provide, reasonable, not absolute, assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

In addition, we have reviewed our internal controls over financial reporting and have made no changes during the quarter ended June 30, 2005, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) During the quarter ended June 30, 2005, we sold and issued the following securities which were not registered under the Securities Act of 1933:

(1) During the quarter ended June 30, 2005, we sold an aggregate of 458,607 shares of our common stock (after giving effect to the one-for-two reverse split of our common and preferred stock that took place on August 3, 2005) to employees and consultants for cash consideration in the aggregate amount of $0.2 million upon the exercise of stock options granted under our 1998 Stock Option Plan.

The issuances described in paragraph (1) above in this Item 2 were deemed exempt from registration under the Securities Act of 1933 in reliance on Rule 701 promulgated under the Securities Act of 1933 as offers and sales of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.

(b) On August 3, 2005, our registration statement on Form S-1 (Registration No. 333-123798) was declared effective for our initial public offering. This offering terminated on August 15, 2005 following the closing of our sale to the underwriters of 1,590,000 shares of common stock pursuant to the exercise of the underwriters’ over-allotment option. The underwriting syndicate was managed by Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Piper Jaffray & Co., SG Cowen & Co., LLC and Thomas Weisel Partners LLC.

Under this registration statement, we registered 12,190,000 shares of our common stock at a price to the public of $10.00 per share, including 1,590,000 shares subject to the underwriters’ over-allotment option (which option was exercised in full), with an aggregate public offering price of approximately $121.9 million. We registered 10,590,000 of these shares on the Company’s behalf (including the 1,590,000 shares subject to the underwriters’ over-allotment option) and 1,600,000 of these shares on behalf of certain of our selling stockholders.

The sale of 10,590,000 shares of common stock by the Company, including 1,590,000 shares sold pursuant to the underwriters’ exercise of the over-allotment option, resulted in aggregate gross proceeds to the Company of approximately $105.9 million, approximately $7.4 million of which the Company applied to underwriting discounts and commissions and approximately $1.8 million of which the Company applied to pay other expenses of the offering. As a result, the Company received net proceeds of approximately $96.7 million from the offering.

As of August 15, 2005 we had all net proceeds from the offering invested in government securities and corporate preferred equities. We intend to use these proceeds for general corporate purposes, including working capital, research and development, general and administrative expenses and capital expenditures. We may also use a portion of the net proceeds to fund possible investments in, or acquisitions of, complementary businesses, products or technologies or in establishing joint ventures, although none is currently contemplated.

(c) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 18, 2005, our stockholders approved by written consent the following actions in connection with our initial public offering:

1)	An amendment of our Certificate of Incorporation to effect a reverse stock split at a ratio within the range of one-for-two to one-for-four and authorization of our Board of Directors to set the exact ratio within such range.

2)	An amendment and restatement of our Certificate of Incorporation to be effective upon the closing of our initial public offering, to, among other things, (i) increase the number of shares of authorized common stock to 100,000,000 (post-split), (ii) delete the provisions in the certificate designating the rights and preferences of our preferred stock which would no longer be outstanding following the conversion of such preferred stock into common stock upon the closing of the initial public offering and the creation of 5,000,000 shares (post-split) of undesignated shares of authorized preferred stock, (iii) authorize the creation of three classes of directors with staggered three year terms and (iv) provide for certain other amendments.

2)	An amendment and restatement of our Bylaws to be effective upon the closing of our initial public offering.

3)	The election of (i) Jaff Lin and Richard Williams as Class I directors, (ii) Samuel Anderson and Kenneth Lawler as Class II directors and (iii) C. Thomas Weatherford as a Class III director, such classifications subject to the election of the directors and the closing of our initial public offering.

4)	The adoption of our 2005 Equity Incentive Plan and our 2005 Employee Stock Purchase Plan, to be effective upon the closing of our initial public offering.

5)	A form of indemnity agreement entered into with certain of our former and current directors and officers and to be entered into with each of our current and future directors and officers.

We did not receive written consent from every stockholder. As of the record dates for taking such action, we had 64,402,876 (pre-split) shares of our common stock outstanding (on an as-if-converted to common stock basis). The results of the voting from stockholders that returned written consents for the actions listed above were 43,120,512 (pre-split) for and 1,204,163 (pre-split) against.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
(1)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
(2)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.

ADVANCED ANALOGIC TECHNOLOGIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Analogic Technologies

Dated: August 29, 2005	By:	/s/ Brian R. McDonald
Brian R. McDonald
Chief Financial Officer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
(1)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
(2)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.