Form 10-Q
period 2005-09-30
ADVANCED ANALOGIC TECHNOLOGIES INC
filed 2005-11-09
CIK 1104042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:

000-51349

Advanced Analogic Technologies Incorporated

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	77-0462930
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

830 East Arques Ave, Sunnyvale, CA 94085

(408) 737-4600

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE AND TELEPHONE NUMBER)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 43,131,361 shares of the Registrant’s common stock issued and outstanding as of October 31, 2005.

ADVANCED ANALOGIC TECHNOLOGIES, INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$117,210	$21,705
Accounts receivable, net of allowances of $1,690 in 2005 and $385 in 2004	12,000	3,405
Inventories	6,428	6,878
Prepaid expenses and other current assets	1,867	727
Deferred income tax assets—current	7,357	8,113

Total current assets	144,862	40,828
Property and equipment, net	2,440	2,700
Other assets	389	396
Deferred income tax assets—noncurrent	1,065	1,065

TOTAL ASSETS	$148,756	$44,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,728	$2,936
Accrued liabilities	4,050	2,478
Income tax payable	1,217	595
Current portion of capital lease obligations	—	27

Total current liabilities	10,995	6,036

Total liabilities	10,995	6,036

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, Series A, $0.001 par value—3,140,100 shares authorized; none and 1,570,050 shares designated and outstanding in 2005 and 2004	—	2
Convertible preferred stock, Series B, $0.001 par value—7,799,856 shares authorized; none and 3,899,929 shares designated and outstanding in 2005 and 2004	—	4
Convertible preferred stock, Series C, $0.001 par value—5,689,500 shares authorized; none and 2,844,750 shares designated and outstanding in 2005 and 2004	—	3
Convertible preferred stock, Series D, $0.001 par value—19,645,000 shares authorized; none and 8,844,591 shares designated and outstanding in 2005 and 2004	—	9
Convertible preferred stock, Series E, $0.001 par value—14,666,517 shares authorized; none and 7,291,313 shares designated and outstanding in 2005 and 2004	—	7
Common stock, $0.001 par value—121,666,517 shares authorized; 43,129,306 and 7,708,977 shares issued and outstanding in 2005 and 2004	43	7
Additional paid-in capital	154,650	57,012
Deferred stock compensation	(5,995)	(6,892)
Accumulated other comprehensive loss	(498)	(416)
Accumulated deficit	(10,439)	(10,783)

Total stockholder’s equity	137,761	38,953

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$148,756	$44,989

See accompanying notes to condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amount)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
NET SALES	$17,964	$15,518	$46,711	$37,281
Cost of revenues (including stock-based compensation of $28 and $84 for the three and nine months ended September 30, 2005; and $11 and $16 for the three and nine months ended September 30, 2004)	7,152	5,369	18,804	13,530

GROSS PROFIT	10,812	10,149	27,907	23,751

OPERATING EXPENSES:
Research and development (including stock-based compensation of $196 and $588 for the three and nine months ended September 30, 2005 and $82 and $144 for the three and nine months ended September 30, 2004)	5,277	4,067	14,210	10,382
Sales, general and administrative (including stock-based compensation of $352 and $1,084 for the three and nine months ended September 30, 2005 and $261 and $288 for the three and nine months ended September 30, 2004)	4,914	3,251	12,762	7,731

Total operating expenses	10,191	7,318	26,972	18,113

INCOME FROM OPERATIONS	621	2,831	935	5,638
OTHER INCOME (EXPENSES):
Interest and other income	680	40	920	86
Interest and other expense	(30)	(1)	(50)	(3)

Total other income, net	650	39	870	83

INCOME BEFORE INCOME TAXES	1,271	2,870	1,805	5,721
PROVISION FOR INCOME TAXES	1,029	130	1,462	259

NET INCOME	$242	$2,740	$343	$5,462

NET INCOME PER SHARE:
Basic	$0.01	$0.61	$0.03	$1.30
Diluted	$0.01	$0.08	$0.01	$0.17

WEIGHTED AVERAGE SHARES USED IN NET INCOME PER SHARE CALCULATION:
Basic	27,683	4,472	13,650	4,196
Diluted	42,242	33,451	37,868	32,569

See accompanying notes to condensed consolidated financial statement.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$343	$5,462
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,229	715
Stock-based compensation	1,756	447
Provision for doubtful accounts	298	—
Changes in operating assets and liabilities:
Accounts receivable	(8,893)	(3,803)
Inventory	450	(2,706)
Prepaid expenses and other current assets	(1,140)	(371)
Other assets	7	(107)
Deferred income taxes	756	—
Accounts payable	2,792	872
Accrued expenses	1,378	977
Income taxes payable	622	140

Net cash (used)/provided by operating activities	(402)	1,626

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(969)	(1,513)

Net cash used in investing activities	(969)	(1,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series E convertible preferred stock	—	1,969
Proceeds from initial public offering, net of commissions and offering expenses	96,669	—
Proceeds from exercise of common stock options and common stock warrants	315	558
Principal payments on capital lease obligations	(26)	(81)

Net cash provided by financing activities	96,958	2,446

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(82)	(124)

NET INCREASE IN CASH AND CASH EQUIVALENTS	95,505	2,435

CASH AND CASH EQUIVALENTS—Beginning of period	21,705	14,262

CASH AND CASH EQUIVALENTS—End of period	$117,210	$16,697

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of restricted common stock	$138	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4	$4

Cash paid for income taxes	$118	$120

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Advanced Analogic Technologies Incorporated’s (the “Company’s”) accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Registration Statement on Form S-1, as amended, declared effective by the SEC on August 3, 2005.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other future period. The consolidated balance sheet as of December 31, 2004 is derived from the audited consolidated financial statements as of and for the year then ended.

2. STOCK BASED COMPENSATION

The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. The Company accounts for stock-based awards to nonemployees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18. The Company complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (see “Recently Issued Accounting Standards”). Pro forma disclosures required under SFAS No. 123, as if the Company had adopted the fair value based method of accounting for stock options, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Net income —as reported	$242	$2,740	$343	$5,462
Add stock-based employee compensation included in reported net income, net of related tax effects	547	278	1,576	372
Less stock-based employee compensation expense determined using fair value method, net of related tax effects	(684)	(283)	(1,826)	(443)

Net income —pro forma	$105	$2,735	$93	$5,391

Basic net income per share:
As reported	$0.01	$0.61	$0.03	$1.30

Pro forma	$0.00	$0.61	$0.01	$1.28

Diluted net income per share:
As reported	$0.01	$0.08	$0.01	$0.17

Pro forma	$0.00	$0.08	$0.00	$0.17

SFAS No. 123 requires the disclosure of pro forma net income (loss) as if the Company had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including expected time to exercise, which greatly affect the calculated values. The Company used the following weighted average assumptions: expected life of four years; risk free interest rate, ranging from 2.83% to 3.26% in fiscal 2004 and 3.96% for the three months ended September 30, 2005; volatility of 0% in fiscal 2004 and 60% for the three months ended September 30, 2005; and no dividend payments during the expected term. The Company’s calculations are based on a single option valuation approach (resulting in equal amortization per period over the option term) and forfeitures are recognized as they occur.

3. NET INCOME PER SHARE

The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period excluding shares subject to repurchase. Diluted net income per common share reflects the effects of potentially dilutive securities, which consist of convertible preferred stock and common stock options and warrants, common stock subject to repurchase and preferred stock warrants. A reconciliation of shares used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Weighted average common shares outstanding	28,432	4,653	14,494	4,256
Weighted average shares subject to repurchase	(749)	(181)	(844)	(60)

Shares used to calculate basic net income (loss) per share	27,683	4,472	13,650	4,196

Effect of dilutive securities:
Common and preferred stock warrants	31	495	86	390
Convertible preferred stock	10,162	24,523	19,756	24,132
Common stock options	3,615	3,780	3,532	3,791
Weighted average shares subject to repurchase	749	181	844	60
Employee stock purchase plan	2	—	—	—

Dilutive potential common stock	14,559	28,979	24,218	28,373

Weighted average common shares outstanding, assuming dilution	42,242	33,451	37,868	32,569

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

At the time of the Company’s initial public offering, all of the Company’s preferred stock series were converted to 24,627,504 shares of the Company’s common stock. Additionally all of the Company’s common and preferred stock warrants were exercised for 158,982 shares of the Company’s common stock. As a result, on August 15, 2005 following the underwriters’ exercise of their over-allotment option, the Company had 43,096,931 shares of common stock outstanding.

4. OTHER COMPREHENSIVE INCOME

Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Net income	242	2,740	343	5,462
Foreign currency translation adjustment	(43)	(72)	(82)	(124)

Total	$199	$2,668	$261	$5,338

5. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

(in thousands)	September 30, 2005	December 31, 2004
Inventories
Raw materials	$1,896	$2,799
Work in process	1,959	1,148
Finished goods	2,573	2,931

Total inventories	$6,428	$6,878

Property and equipment, net
Computers and software	$2,941	$2,309
Office and test equipment	2,877	2,623
Leasehold improvements	527	440

	6,345	5,372
Accumulated depreciation and amortization	(3,905)	(2,672)

Total property and equipment, net	$2,440	$2,700

Accrued liabilities
Accrued payroll and benefits	$2,178	$1,089
Warranty	129	513
Exercise of unvested stock options	234	410
Accrued payables and other	1,509	466

Total accrued liabilities	$4,050	$2,478

6. SEGMENT INFORMATION

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
South Korea	$11,380	$10,556	$28,380	$22,670
Taiwan	3,342	2,306	9,380	5,669
China	2,000	1,732	5,922	6,443
Europe	545	623	1,354	1,728
Japan	552	112	1,219	317
North America (principally United States)	145	189	456	454

Total	$17,964	$15,518	$46,711	$37,281

The following is a summary of revenue by product type:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
(in thousands, except percentages)	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
TPM IC *	$13,384	74%	$12,029	78%	$34,633	74%	$28,975	78%
ASPM **	4,460	25	3,309	21	11,704	25	7,837	21
Other ***	120	1	180	1	374	1	469	1

Total	$17,964	100%	$15,518	100%	$46,711	100%	$37,281	100%

*	Total Power Management Integrated Circuit
**	Application Specific Power Metal Oxide Semiconductor Field Effect Transistor
***	Other consists of primarily Discrete Metal Oxide Semiconductor Field Effect Transistor and non recurring engineering revenue

The following is a summary of long-lived assets by geographic region:

(in thousands) Country	September 30, 2005	December 31, 2004
United States	$2,845	$2,150
Taiwan	414	341
Hong Kong	154	253
South Korea	192	223
China	142	—
Japan	102	119
Macau	38	—
Sweden	7	10

Total	$3,894	$3,096

The following table summarizes net revenue and accounts receivable for customers which accounted for 10% or more of accounts receivable or net revenue:

	Accounts Receivable as of		Net Revenue
Customer	September 30, 2005	December 31, 2004	Three Months Ended September 30,		Nine Months Ended September 30,
			2005	2004	2005	2004
A	48%	35%	42%	55%	39%	44%
B	10	—	—	—	11	—

7. RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the FASB issued SFAS No. 151, Inventory Cost. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.…” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 will be effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material effect on the Company’s consolidated financial statements.

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

8. INCOME TAXES

We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, we determine our deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of our assets and liabilities using tax rates in effect for the year in which we expect the differences to affect taxable income. We expect our effective tax rate for 2005 to be substantially higher than the statutory federal rate for two primary reasons. We incur significant stock-based compensation that, while reflected in our financial statements, is not deductible for federal income tax purposes, unless a future “disqualifying disposition” by the shareholder occurs. In connection with the implementation of our international structure, we will incur intercompany royalty income and cost-sharing payments from transfers of intellectual property in 2005 and succeeding years that will be taxed at substantially higher rates than the corresponding tax benefit arising from the deduction in the foreign jurisdictions.

The percentage tax rate reflected in our results of operations is based on an estimate of net income for the fiscal year 2005 that we make at the end of each quarter. At March 31, 2005, we estimated our 2005 effective tax rate based on our internal estimate of net income for 2005. At June 30, 2005, we reduced our estimate of net income for 2005. This required an increase in our percentage tax rate because the stock-based compensation and taxes associated with implementation of our international structure would now be applied to decreased net income. Under applicable accounting principles, prior quarters are not revised and the cumulative change in the estimated effective tax rate is recorded in the quarter of change so that the year-to-date effective tax rate at the end of the current quarter is equal to the new estimated effective tax rate for the year. For these reasons, when we decreased our estimate for 2005 income at June 30, 2005, we not only revised our expected effective tax rate to be 81% for 2005 but reflected a tax rate of 345% for the three months ended June 30, 2005 in order to achieve the 81% effective tax rate for the entire first six months of 2005. Our effective tax rate for the three and nine months ended September 30, 2005 was also 81%. Future changes in our estimates could similarly affect our effective tax rate for the year-to-date results of operations.

9. LEGAL PROCEEDINGS

We are currently involved in a lawsuit initiated by Siliconix incorporated in which Siliconix has alleged that certain of our TrenchDMOS products infringe three patents held by Siliconix. This lawsuit is currently stayed pending the outcome of a reexamination by the United States Patent and Trademark Office (USPTO) of some of the underlying Siliconix patents asserted against us. On October 18, 2005, two separate lawsuits filed by Siliconix against Denso Corporation and Matshusta Electrical Industrial Co. Ltd. were held by the United States District Court for the Northern District of California to be related and all three lawsuits were assigned to the same judge. The court has scheduled a further case management conference in December 2005 to discuss the manner in which this development will impact the current status of the lawsuit against us pending the proceedings before the USPTO.

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

As a result of the length of our development and sales cycle, our revenues for any period generally are weighted toward products introduced for sale in the prior one to two years. For example, in 2004, we generated a majority of our revenues from products introduced in 2003 and 2002. Accordingly, we expect that the majority of our revenues in the second half of 2006 and 2007 may be dependent on products that we have only recently developed or that we may not yet have developed or introduced. In this regard, our present revenues are not necessarily representative of future sales because our future sales are likely to be comprised of a different mix of products.

We sell our products through our direct sales and applications support organization to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, and contract electronics manufacturers, as well as through arrangements with distributors that fulfill third-party orders for our products. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. We receive a substantial portion of our revenues from a small number of customers. We received an aggregate of approximately 81% of our revenues from our ten largest customers in each of the nine months ended September 30, 2005 and for the year ended December 31, 2004. Our largest direct customer is LG Electronics Inc., or LG, which accounted for 39% and 43% of our revenues for the nine months ended September 30, 2005 and fiscal 2004, respectively.

It is difficult for us to forecast the demand for our products, in part because of the highly complex supply chain between us and the consumer end users of the mobile consumer electronic devices that incorporate our products. We believe that our customer’s buying patterns are more predictable over a six-month period versus a three-month period, as a result, our forecasting of quarterly results are more difficult than our half-year outlook. Additionally, our design wins are usually based on a half-yearly cycle, especially for the handset market. Consumer demand for new features changes rapidly. Parties such as wireless service providers directly respond to and influence these consumer preferences through device selection and orders to the OEMs for these devices. Distributors, ODMs and contract electronics manufacturers often add an additional layer of complexity between us and consumer end users. As a result, we must forecast demand not only from our customers, but also from other participants in this multi-level distribution channel. Our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our relationship with these customers. Conversely, our failure to forecast declining demand or shifts in product mix can result in excess or obsolete inventory. For example, in 2004, we recorded an inventory write-down of $1.9 million because our forecast of demand in early 2004 proved to be optimistic and a significant portion of these newly manufactured products ended up with no forecasted demand in the second half of 2004. For the nine months ended September 30, 2005, we recorded inventory write-downs of $2.4 million. In addition, if we do not incorporate the partially fabricated wafers held for us by our suppliers into our products in a timely fashion, we may still become obligated to purchase these materials, which may reduce our gross margins.

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

Our largest customer, LG, began restructuring its supply chain in the three months ended March 31, 2005. As part of this restructuring, LG required its suppliers to place inventory at a central supply hub, which is managed by a third party that supplies all of LG’s divisions. This consolidation will reduce our ability to forecast orders from LG because we will no longer be receiving orders directly from the LG divisions using our products. The inventory in LG’s hub remains the suppliers’ property until LG pulls the inventory from the hub. Prior to LG’s initiation of the hub structure, the products that we shipped to LG became LG’s property and we recognized revenue with respect to those products immediately upon our shipment to LG. Under the LG hub structure, we do not recognize revenue with respect to products that we ship to LG’s hub until we receive a report from LG that it has pulled those products from the hub. As our products in LG’s hub will remain our inventory until LG pulls them from the hub, we have increased inventory risk as a result of the LG hub structure.

We began shipping products to LG’s hub in late May 2005. At the outset of the transition to the LG hub structure, we believe that LG used units of products that we had previously delivered to LG under our former procedures instead of pulling units of those products from the hub. As a result, although we have shipped products to LG’s hub and LG has begun to pull a limited number of units of certain of our products from the hub, we believe that LG’s use of units of our products that we had previously delivered to LG under our former procedures instead of pulling units of those products from the hub resulted in our revenues attributable to LG being lower in the three months ended June 30, 2005 than they would have been had LG not initiated the hub structure. We believe that the majority of these inventories were depleted during the second quarter. As such our revenues attributable to LG for the three months ended September 30, 2005, increased as compared to the prior quarter due to increased products pulled from the hub, by LG.

We derive substantially all of our revenues from sales to foreign customers, particularly in Asia. In the nine months ended September 30, 2005, approximately 96% of our revenues were from sales in Asia, including approximately 63% in South Korea, 19% in Taiwan, 11% in China and 3% in Japan. In the nine months ended September 30, 2004, approximately 94% of our revenues were from sales in Asia, including approximately 61% in South Korea, 15% in Taiwan, 17% in China and 1% in Japan. We believe that a substantial majority of our revenues will continue to come from customers located in Asia, where most of the mobile consumer electronic devices that use our ICs are manufactured. As a result of this regional customer concentration, we have been and expect to continue to be particularly subject to economic and political events, health crises and other developments that impact our customers in Asia. For example, our sales in late 2004 were harmed by the Chinese government reducing the availability of credit to domestic businesses. China, in particular, is an emerging market where forecasting by our distributors is not accurate, and there can be rapid changes in the distribution system and market conditions. In order to limit our exposure to bad debt and late payment from distributors, we constrained sales to these customers by declining to fulfill orders, which reduced our revenues for this period. We continue to closely monitor payments owed to us by our customers who may continue to be affected by this reduced availability of credit in China. In addition, we believe that our second quarter 2003 results of operations were significantly harmed by the Severe Acute Respiratory Syndrome, or SARS, epidemic experienced in Asia during that time, which reduced demand for our products by our customers in Asia. All of our sales and substantially all of our cost of revenues are denominated in U.S. dollars. In addition, a majority of our operating expenses are incurred either in the United States or in countries with currencies that are tied to the U.S. dollar, such as China and Hong Kong. Accordingly, we believe that our overall exposure to foreign exchange risk is low.

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

For the three months ended September 30, 2005 our sequential quarterly revenues increased, on increased sales volume from LG, our largest customer, and overall broad-based sales growth. Our margins improved over the prior quarter, when we had low yields from pre-production parts which ramped up higher than expected during the three months ended September 30, 2005 and we were also impacted by favorable product mix. Our operating expenses increased due to unusual items including bad debt, higher non-recurring engineering expenses, higher compensation related expenses and expenses associated with being a public company. We expect that our headcount will continue to increase for the remainder of fiscal 2005. Lastly, our effective income tax rate for the nine months ended September 30, 2005 was at 81%.

Results of Operations

The following table sets forth our unaudited historical operating results, as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2005	2004	2005	2004
NET SALES	100.0%	100.0%	100.0%	100.0%
Cost of revenues	39.8	34.6	40.3	36.3

GROSS PROFIT	60.2	65.4	59.7	63.7

OPERATING EXPENSES:
Research and development	29.4	26.2	30.6	27.8
Sales general and administrative	27.4	21.0	27.3	20.7

Total operating expenses	56.8	47.2	57.8	48.5

INCOME FROM OPERATIONS	3.4	18.2	1.9	15.2
OTHER INCOME (EXPENSE):
Interest and other income	3.8	0.4	2.0	0.2
Interest and other expense	(0.2)	(0.0)	(0.1)	(0.0)

Total other income, net	3.6	0.4	1.9	0.2

INCOME BEFORE INCOME TAXES	7.0	18.6	3.8	15.4
PROVISION FOR INCOME TAXES	5.7	0.9	3.1	0.7

NET INCOME	1.3%	17.7%	0.7%	14.7%

Comparison of Three and Nine Months Ended September 30, 2005 and September 30, 2004

Revenues

The following table illustrates our revenues by our principal product families:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
(in thousands, except percentages)	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
TPM IC *	$13,384	74%	$12,029	78%	$34,633	74%	$28,975	78%
ASPM **	4,460	25	3,309	21	11,704	25	7,837	21
Other ***	120	1	180	1	374	1	469	1

Total	$17,964	100%	$15,518	100%	$46,711	100%	$37,281	100%

*	Total Power Management Integrated Circuit
**	Application Specific Power Metal Oxide Semiconductor Field Effect Transistor
***	Other consists of primarily Discrete Metal Oxide Semiconductor Field Effect Transistor and non recurring engineering revenue

Our revenues for the three and nine months ended September 30, 2005 as compared to 2004 increased, due to increased sales of our ASPM and TPM IC products. The increase in revenues was almost entirely produced by an increase in unit volume sales for both the three and nine months ended September 30, 2005 as compared to 2004. Our average selling prices decreased for both the three and nine months ended September 30, 2005 as compared to 2004. The increase in TPM IC revenues was primarily driven by increased sales of our ChargePump products for the three and nine months ended September 30, 2005 as compared to 2004. The increase in ASPM revenues for the three and nine months ended September 30, 2005 as compared to 2004 was primarily attributable to increased sales of our SmartSwitch products. Our sales were also affected by our largest customer, LG, which began restructuring its supply chain during the first quarter of 2005 and required its suppliers to place inventory at a central supply hub. Revenue is not recognized until LG pulls the product from the hub. We began shipping products to LG’s hub in late May 2005 and as a result, although we have shipped products to LG’s hub and LG has begun to pull a limited number of units of certain of our products from the hub, we believe that LG’s use of units of our products that we had previously delivered to LG and recognized as revenue under our former procedures instead of pulling units of those products from the hub resulted in our revenues attributable to LG being lower in the three months ended June 30, 2005 than they would have been had LG not initiated the hub structure. We believe that the majority of these inventories have been depleted during the second quarter. During the third quarter of 2005 LG increased inventory pulls from the Hub.

Aggregate sales to LG decreased by 11% for the three months ended September 30, 2005 as compared to the same period in 2004. Aggregate sales to LG increased by 11% for the nine months ended September 30, 2005 as compared to the same period in 2004. LG accounted for approximately 42% and 39% of our revenues for the three and nine months ended September 30, 2005 as compared to 55% and 44% for the three and nine months ended September 30, 2004. Aggregate revenues for the three and nine months ended September 30, 2005 from customers other than LG grew by 49% and 37%, respectively, as compared to 2004.

Gross Profit

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(in thousands, except percentages)	2005	2004	(Decrease)		2005	2004	(Decrease)
Net revenues	$17,964	$15,518	$2,446	15.8%	$46,711	$37,281	$9,430	25.3%
Cost of revenues	7,152	5,369	1,783	33.2%	18,804	13,530	5,274	39.0%

Gross profit	$10,812	$10,149	$663	6.5%	$27,907	$23,751	$4,156	17.5%

Gross profit margin	60.2%	65.4%	(5.2)%	ppt.	59.7%	63.7%	(4.0)%	ppt.

Our gross margin was 60.2% for the three months ended September 30, 2005, compared to 65.4% for the three months ended September 30, 2004. This decrease was due to a number of factors:

•	5 percentage points of the decrease is attributable to unfavorable product mix and decreases to our average selling prices.

•	2 percentage points of the decrease is attributable to higher cost of revenues we incurred because of decreased production yields as a result of the earlier production of several new products, due to customer requests.

•	These decreases were offset in part by a 1 percentage point improvement in cost reductions and a 1 percentage point reduction in warranty related expenses arising from an improvement of our actual warranty experience.

Our gross margin was 59.7% for the nine months ended September 30, 2005, compared to 63.7% for the nine months ended September 30, 2004. This decrease was due to a number of factors:

•	5 percentage points of the decrease is attributable to unfavorable product mix and decreases to our average selling prices.

•	2 percentage points of the decrease is attributable to higher cost of revenues we incurred because of decreased production yields as a result of the earlier production of several new products, due to customer requests.

•	2 percentage points of the decrease is attributable an increase in excess and obsolete expenses.

•	These decreases were offset in part by 3 percentage point improvement in cost reductions and 2 percentage point reduction in warranty related expenses arising from an improvement of our actual warranty experience.

Research and Development

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(in thousands, except percentages)	2005	2004	(Decrease)		2005	2004	(Decrease)
Research and development	$5,277	$4,067	$1,210	29.8%	$14,210	$10,382	$3,828	36.9%
% of net revenues	29.4%	26.2%	3.2%	ppt.	30.5%	27.8%	2.6%	ppt.

Research and development expenses for the three months ended September 30, 2005 as compared to 2004, increased due to increased engineering headcount, which accounted for increased payroll expenses of $0.5 million. Additionally we had increased facilities and other occupancy expenses of $0.3 million, increased depreciation expense of $0.1 million and increased non-recurring engineering expenses of $0.2 million. These higher expenses were incurred as we increased expenditures related to accelerated development activities for new products, particularly for switching regulators. Our stock-based compensation expense associated with research and development personnel increased by $0.1 million due to an increased number of stock options granted to employees.

Research and development expenses for the nine months ended September 30, 2005 as compared to 2004, also increased due to increased engineering headcount. The headcount increase accounted for increased payroll expenses of $2.0 million and increased facilities and other occupancy expenses of $0.8 million. We also incurred approximately $0.3 million for non-recurring engineering and other lab expenses. Depreciation expense for the nine month period was also higher by approximately $0.3 million. The increased expenditures were related to our accelerated development activities for new products, particularly for switching regulators. Our stock-based compensation expense associated with research and development personnel increased by $0.4 million in the nine months ended September 30, 2004 due to an increased number of stock options granted to employees.

Sales, General and Administrative

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(in thousands, except percentages)	2005	2004	(Decrease)		2005	2004	(Decrease)
Sales, general and administrative	$4,914	$3,251	$1,663	51.2%	$12,762	$7,731	$5,031	65.1%
% of net revenues	27.4%	21.0%	6.3%	ppt.	27.3%	20.7%	6.6%	ppt.

Sales, general and administrative expenses for the three months ended September 30, 2005 as compared to 2004, increased due to increased headcount to support our growing revenue base, which accounted for increased payroll expenses of $0.6 million. We also had increases in bad debt expense for the quarter of $0.3 million, which was primarily due to one of our Chinese distributors. Our public company expenses increased by approximately $0.3 million, which was primarily from D&O insurance and other consulting costs. Our commissions paid to our outside sales representatives also increased by approximately $0.2 million, which was due to increased sales. We experienced an increase in our overall travel expenditures of approximately $0.2 million, which was due to increased sales related activities. Our stock-based compensation expense associated with sales, general and administrative personnel increased by 0.1 million due to an increased number of stock options granted to employees.

Sales, general and administrative expenses for the nine months ended September 30, 2005 as compared to the same period in 2004, increased due to increased headcount to support our growing revenue base, which accounted for increased payroll expenses of $1.6 million. Our stock-based compensation expense associated with sales general and administrative expenses personnel increased by $0.8 million due to an increased number of stock options granted to employees and consultants. Our public company expenses increased by approximately $0.7 million, which was primarily from D&O insurance and other consulting costs. Due to an increase in revenues, our commissions paid to our outside sales representatives also increased by approximately $0.5 million. Additionally, we experienced an increase in our overall travel expenditures of approximately $0.5 million. Facilities and other occupancy costs contributed approximately $0.4 million to the increase. Bad debt expense for the nine months ended September 30, 2005 increased by $0.3 million and depreciation expense was higher by $0.2 million as compared to the same period in 2004.

Interest and Other Income, Net

Interest and other income, net was $0.7 million and $0.9 million in the three and nine months ended September 30, 2005, and $39,000 and $83,000 in the three and nine months ended September 30, 2004. The increase in interest and other income was primarily attributable to higher interest income earned on higher cash balances.

Provision for Income Taxes

Our income tax provision was $1.0 million and $1.5 million for the three and nine months ended September 30, 2005, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2004. We expect our effective tax rate for 2005 to be substantially higher than the statutory federal rate for two primary reasons. We incur significant stock-based compensation that, while reflected in our financial statements, is not deductible for federal income tax purposes, unless a future “disqualifying disposition” by the shareholder occurs. In connection with the implementation of our international structure, we will incur intercompany royalty income and cost-sharing payments from transfers of intellectual property in 2005 and succeeding years that will be taxed at substantially higher rates than the corresponding tax benefit arising from the deduction in the foreign jurisdictions. Both of these factors are in significant measure independent of our consolidated results of operations. We expect to continue to incur nondeductible stock-based compensation expense and intercompany income associated with our international structure in 2006 but nevertheless expect our effective tax rate to be significantly reduced in 2006 after we complete the implementation of our international structure.

The percentage tax rate reflected in our results of operations is based on an estimate of net income for the fiscal year 2005 that we make at the end of each quarter. For example, at March 31, 2005, we estimated our effective tax rate based on our internal estimate of net income for 2005. However, when we reduced our estimate of net income for 2005 as of June 30, 2005, this required an increase in our percentage tax rate because the stock-based compensation and taxes associated with implementation of our international structure would now be applied to decreased net income. Under applicable accounting principles, prior quarters are not revised and the cumulative change in the estimated effective tax rate is recorded in the quarter of change so that the year-to-date effective tax rate at the end of the current quarter is equal to the new estimated effective tax rate for the year. For these reasons, when we decreased our estimate for 2005 income at June 30, 2005, we not only revised our expected effective tax rate to be 81% for 2005 but reflected a tax rate of 345% for the three months ended June 30, 2005 in order to achieve the 81% effective tax rate for the entire first six months of 2005. Our effective tax rate for the three and nine months ended September 30, 2005 was also 81%. Future changes in our estimates could similarly affect our effective tax rate for the year-to-date results of operations.

Liquidity and Capital Resources

	Nine Months Ended September 30,		Increase
(in thousands, except percentages)	2005	2004	(Decrease)
Net cash (used)/provided by operating activities	$(402)	$1,626	$(2,028)	(124.7)%
Net cash used in investing activities	$(969)	$(1,513)	$544	(36.0)%
Net cash provided by financing activities	$96,958	$2,446	$94,512	3,863.9%
Effect of exchange rate changes on cash and cash equivalents	$(82)	$(124)	$42	(33.9)%

Net increase (decrease) on cash and cash equivalents	$95,505	$2,435	$93,070	3,822.2%

Our cash and cash equivalents were $117.2 million as of September 30, 2005 and $21.7 million as of December 31, 2004.

Net Cash Used in Operating Activities

Operating cash usage for the nine months ended September 30, 2005 primarily consisted of increases in accounts receivable of $8.9 million and other current assets of $1.1 million, which were offset in part by a decrease in inventory of $0.5 million and increases in accruals and payables totaling $4.2 million. In addition, we had an aggregate of $1.8 million of stock-based compensation expense, $1.2 million of depreciation and amortization expense and $0.3 million in bad debt expense. Our accounts receivable balance increased due to timing of late quarter sales. Increases in our current assets are primarily attributable to increased prepaid insurance, which are amortized over the service period. The reduction in inventory was primarily due to increased shipments at the end of the quarter. Our accrual and accounts payable have increased as a result of our increased overall business volume during the nine months ended September 30, 2005. Our stock-based compensation expenses have risen as a result of increased number of options granted to employees and consultants. Depreciation and amortization expenses have also risen and we expect that this will continue to rise as we invest in research and development and infrastructure.

Operating cash usage for the nine months ended September 30, 2004 primarily consisted of increases in accounts receivable of $3.8 million, increases in inventory of $2.7 million, increases in other current assets $0.4 million and increases in other non-current assets of $0.1 million, which were offset in part by increases in accruals and payables of $1.8 million. In addition, we had an aggregate of $0.7 million of depreciation and amortization expense. Increases in inventory and accounts receivable were primarily due to increased sales during the period. Our increases in accruals and payables were also due to our increased overall business volume during the nine months ended September 30, 2004.

Net Cash Used in Investing Activities

Net cash used in our investing activities was $1.0 million in the nine months ended September 30, 2005 and $1.5 million in the nine months ended September 30, 2004. The reduction in cash usage was in part due to our reduced need to purchase engineering and computer equipment and software to support our internal infrastructure growth in fiscal 2005.

Net Cash Provided by Financing Activities

Net cash provided by our financing activities was $97.0 million in the nine months ended September 30, 2005 and $2.4 million in the nine months ended September 30, 2004. Net cash provided by our financing activities in the nine months ended September 30, 2005 primarily consisted of $96.7 million of net proceeds from the initial public offering, which closed on August 15, 2005, $0.3 million of proceeds from exercises of common stock options and warrants, offset by $26,000 for payments of our capital lease obligations. Net cash provided by our financing activities in the nine months ended September 30, 2004 primarily consisted of proceeds of $2.0 million from the issuance of Series E preferred stock and $0.6 million from exercises of common stock options and warrants, offset by $81,000 for payments of our capital lease obligations.

Liquidity

We entered into a loan and security agreement in July 2004 with our primary bank in the United States with a commitment amount of $3.0 million. The annual interest rate on amounts borrowed under this line of credit is the greater of either 4.5% or 0.5% over the bank’s prime rate. To date, we have not borrowed any amounts under this loan and security agreement. In July 2005, we amended and restated this loan and security agreement to take effect upon the closing of our initial public offering of common stock in August 2005. Under the terms of the amended and restated agreement, we now have access to a revolving line of credit of $20.0 million if our net cash, or the sum of our cash and cash equivalents less our indebtedness, is at least $40.0 million. This revolving line of credit will be reduced to $15.0 million if our net cash is between $30.0 million and $40.0 million. Under the terms of the amended and restated agreement, we must maintain net cash of at least $30.0 million. The annual interest rate on amounts borrowed under this line of credit will be the greater of either 5.75% or 0.25% over the bank’s prime rate. This line of credit will terminate in August 2006. In connection with both the original loan and security agreement and the amended and restated agreement, we provided the bank with a first priority security interest in substantially all of our assets, excluding intellectual property.

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

Off Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company.

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of September 30, 2005:

(in thousands)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Operating leases	$1,093	$834	$91	$—	$2,018
Purchase commitments	$7,028	$—	$—	$—	$7,028

	$8,121	$834	$91	$—	$9,046

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

A large portion of our sales is made through distribution arrangements with third parties. These arrangements include stock rotation rights that generally permit the return of up to 5% and, in the case of one customer, 8%, of the previous nine months’ purchases, and on one occasion we accepted returns in excess of these amounts. We do not intend to make such exceptions in the future. We record estimated returns at the time of shipment. Our normal payment term with our distributors is 30 days from invoice date. Our arrangements with our distributors typically include price protection provisions if we reduce our list prices. We record reserves for price protection at the time we decide to reduce our list prices. We have not experienced any significant claims pursuant to these provisions. The credits we have issued for price protection provisions were $24,000 and $33,000 for nine months ended September 30, 2005 and 2004, respectively. During the third quarter of fiscal 2005, we amended a limited number of our distributor arrangements to include the possibility of certain sales price rebates on specified products. Given the uncertainties and limited historical data associated with the sales price rebates that could be issued to these distributors, we have deferred approximately $0.4 million of revenues from those products until these products are sold by the distributors to their end customers.

We make estimates of potential future returns and sales allowances related to current period product revenue. We analyze historical return rates and changes in customer demand when evaluating the adequacy of returns and sales allowances. Estimates made by us may differ from actual returns and sales allowances. These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable.

Bad Debt Allowances

We monitor the collectibility of accounts receivable primarily through review of the accounts receivable aging. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, we assess the impact on amounts recorded for bad debts and, if necessary, will record a charge in the period such determination is made. In addition, we reserve a percentage of our accounts receivable to various customers that are significantly aged. To date, we have not experienced significant write-offs of accounts receivable due to uncollectibility.

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

Inventory Valuation

We value our inventory at the lower of the actual cost of our inventory or its current estimated market value. We write down inventory for obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Because of the cyclicality of the market in which we operate, inventory levels, obsolescence of technology and product life cycles, we generally write down inventory for product that is over 12 months old. Additionally, we generally write down excess inventory to net realizable value based on six months forecasted product demand. Actual demand and market conditions may be lower than those that we project and this difference could have a material adverse effect on our gross margins should inventory write-downs beyond those initially recorded become necessary. Alternatively, should actual demand and market conditions be more favorable than those we estimated at the time of such a write-down, our gross margins could be favorably impacted in future periods.

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

Deferred stock-based compensation based on outstanding stock options at September 30, 2005 is approximately $6.0 million. We expect to record aggregate amortization of stock-based compensation expense of $0.5 million for the fourth quarter of 2005, from these outstanding options and subject to continued vesting of options. In addition, we expect to record aggregate amortization of stock-based compensation expense of $2.1 million, $2.1 million, $1.3 million and $26,000 for 2006, 2007, 2008 and 2009, respectively, from these outstanding options and subject to continued vesting of options. This amortization will be allocated among cost of revenues, research and development expenses and sales, general and administrative expenses, respectively, based upon the employee’s job function.

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

We expect our effective tax rate for 2005 to be substantially higher than the statutory federal rate for two primary reasons. We incur significant stock-based compensation that, while reflected in our financial statements, is not deductible for federal income tax purposes, unless a future “disqualifying disposition” by the shareholder occurs. In connection with the implementation of our international structure, we will incur intercompany royalty income and cost-sharing payments from transfers of intellectual property in 2005 and succeeding years that will be taxed at substantially higher rates than the corresponding tax benefit arising from the deduction in the foreign jurisdictions. Both of these factors are in significant measure independent of our consolidated results of operations. We expect to continue to incur nondeductible stock-based compensation expense and intercompany income associated with our international structure in 2006 but nevertheless expect our effective tax rate to be significantly reduced in 2006 after we complete the implementation of our international structure.

The percentage tax rate reflected in our results of operations is based on an estimate of net income for the fiscal year 2005 that we make at the end of each quarter. For example, at March 31, 2005, we estimated our effective tax rate based on our internal estimate of net income for 2005. However, when we reduced our estimate of net income for 2005 as of June 30, 2005, this required an increase in our percentage tax rate because the stock-based compensation and taxes associated with implementation of our international structure would now be applied to decreased net income. Under applicable accounting principles, prior quarters are not revised and the cumulative change in the estimated effective tax rate is recorded in the quarter of change so that the year-to-date effective tax rate at the end of the current quarter is equal to the new estimated effective tax rate for the year. For these reasons, when we decreased our estimate for 2005 income at June 30, 2005, we not only revised our expected effective tax rate to be 81% for 2005 but reflected a tax rate of 345% for the three months ended June 30, 2005 in order to achieve the 81% effective tax rate for the entire first six months of 2005. Our effective tax rate for the three and nine months ended September 30, 2005 was also 81%. Future changes in our estimates could similarly affect our effective tax rate for the year-to-date results of operations.

RISK FACTORS

Risks Related to Our Business

Our customers may cancel their orders, change production quantities or delay production, and if we fail to forecast demand for our products accurately, we may incur product shortages, delays in product shipments or excess or insufficient product inventory.

We generally do not obtain firm, long-term purchase commitments from our customers. Because production lead times often exceed the amount of time required to fulfill orders, we often must build in advance of orders, relying on an imperfect demand forecast to project volumes and product mix. Our demand forecast accuracy can be adversely affected by a number of factors, including inaccurate forecasting by our customers, changes in market conditions, new part introductions by our competitors that lead to our loss of previous design wins, adverse changes in our product order mix and demand for our customers’ products or models. China, in particular, is an emerging market where forecasting by our distributors is not accurate, and there can be rapid changes in the distribution system and market conditions. Even after an order is received, our customers may cancel these orders or request a decrease in production quantities. Any such cancellation or decrease subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls and excess or obsolete inventory which we may be unable to sell to other customers. Alternatively, if we are unable to project customer requirements accurately, we may not build enough products, which could lead to delays in product shipments and lost sales opportunities in the near term, as well as force our customers to identify alternative sources, which could affect our ongoing relationships with these customers. We have in the past had customers dramatically increase their requested production quantities with little or no advance notice and after they had submitted their original order. We have on occasion been unable to fulfill these revised orders within the time period requested. Either underestimating or overestimating demand would lead to excess, obsolete or insufficient inventory, which could harm our operating results, cash flow and financial condition, as well as our relationships with our customers. For example, we recorded inventory write-downs of $0.9 million, $0.8 million, $1.9 million and $2.4 million in the fiscal years ended 2002, 2003, 2004 and for the nine months ended September 30, 2005, respectively.

We receive a substantial portion of our revenues from one customer and most of our revenues from a small number of customers, and the loss of, or a significant reduction in, orders from that customer or our other largest customers would adversely affect our operations and financial condition.

We receive a substantial portion of our revenues from one customer, LG Electronics Inc. of South Korea. We received an aggregate of approximately 39% of our revenues from LG for the nine months ended September 30, 2005, which compares to 43% of our revenues from LG in fiscal 2004. We anticipate that we will continue to be dependent on LG for a significant portion of our revenues in the immediate future; however, we do not have long-term contractual purchase commitments from LG, and we cannot assure you that LG will continue to be our customer. We received an aggregate of approximately 81% of our revenues from our ten largest customers for the nine months ended September 30, 2005. Any action by LG or any of our other largest customers that affects our orders, product pricing or vendor status could significantly reduce our revenues and harm our financial results. For example, in the fourth quarter of 2004, we experienced a 33% sequential quarterly decline in revenues from LG as a result of LG’s prior increase in inventory of our products in the third quarter in anticipation of the peak fourth-quarter buying season for the wireless handsets in which our products are primarily used by LG. In the future, our sales to LG or our other large customers will continue to be susceptible to this type of quarterly fluctuation as our customers manage their inventories, principally for seasonal variations. In particular, our customers’ increase in inventory of our products in advance of this peak buying season for wireless handsets often leads to sequentially lower sales of our products in the first calendar quarter and, potentially, late in the fourth calendar quarter. In addition, while in the past the principal LG divisions that purchase our products have been separately responsible for purchasing, inventory and other supply chain logistics, these functions of these divisions have recently undergone a consolidation. This consolidation has reduced our ability to forecast orders from LG because we no longer receive orders directly from the LG divisions using our products. In addition, we have recently become required to supply inventory to a centralized location based on a forecast provided by LG for the ensuing 30 days on a consolidated basis, which requires us to incur the cost of producing materials in advance of receiving a purchase commitment from LG. If LG does not purchase the inventory that was forecasted, we will be required to find alternative customers for the inventory and we may be unsuccessful in doing so at acceptable prices or at all, which would require us to write down or write off the inventory supplied by us to LG’s centralized location. Because LG has only recently implemented this consolidation and hub structure, we have limited experience in understanding and forecasting ordering patterns under this structure. Because our largest customers account for such a significant part of our business, the loss of, or a decline in sales to, any of our major customers would negatively impact our business.

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

Additional factors that could cause our results to fluctuate include:

•	the forecasting, scheduling, rescheduling or cancellation of orders by our customers, particularly in China and other emerging markets;

•	liquidity and cash flow of our distributors and end-market customers;

•	changes in manufacturing costs, including wafer, test and assembly costs, and manufacturing yields, product quality and reliability;

•	the timing and availability of adequate manufacturing capacity from our manufacturing suppliers;

•	our ability to successfully define, design and release new products in a timely manner that meet our customers’ needs;

•	the timing, performance and pricing of new product introductions by us and by our competitors;

•	general economic conditions in the countries where we operate or our products are used;

•	changes in exchange rates, interest rates, tax rates and tax withholding;

•	geopolitical stability, especially affecting China, Taiwan and Asia in general;

•	costs associated with litigation, especially related to intellectual property; and

•	changes in domestic and international tax laws.

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

We often incur significant expenditures in the development of a new product without any assurance that our customers’ system designers will select our product for use in their electronic systems. We often are required to anticipate which product designs will generate demand in advance of our customers expressly indicating a need for that particular design. In some cases, there is minimal or no demand for our products in our anticipated target applications. For example, in 2000, we created a USB hub protection device that we believed would be used in flat panel monitors; however, our customers’ products have not evolved as we expected, and consequently we have not generated significant customer demand for this product to date. Even if our products are selected by our customers’ system designers, a substantial period of time will elapse before we generate revenues related to the significant expenses we have incurred. The reasons for this delay generally include the following elements of our product sales and development cycle timeline and related influences:

•	our customers usually require a comprehensive technical evaluation of our products before they incorporate them into their electronic systems;

•	it can take up to 12 months from the time our products are selected to complete the design process;

•	it can take an additional nine to 12 months or longer to complete commercial introduction of the electronic systems that use our products, if they are introduced at all;

•	original equipment manufacturers typically limit the initial release of their electronic systems to evaluate performance and consumer demand; and

•	the development and commercial introduction of products incorporating new technology are frequently delayed.

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

We obtain a portion of our revenues through sales to distributors located outside of North America who act as our fulfillment representatives. Sales to distributors accounted for 39% and 40% of our revenues for the nine months ended September 30, 2005 and fiscal 2004, respectively. In the normal course of their operation as fulfillment representatives, these distributors typically perform functions such as order scheduling, shipment coordination, inventory stocking, payment and collections and, when applicable, currency exchange between purchasers of our products and these distributors. Our distributors’ compensation for these functions is reflected in the price of the products we sell to these distributors. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. If these distributors are unable to pay us in a timely manner or if we anticipate that they will not pay us, we may elect to withhold future shipments, which could adversely affect our operating results. For example, during the fourth quarter of 2004, a number of our distributors in China delayed payments to us, generally due to an unanticipated regional increase in restrictions on credit. As a result of these liquidity concerns, we limited our sales to these distributors, which adversely affected our revenues and operating results in the fourth quarter of 2004. If one of our distributors experiences severe financial difficulties, becomes insolvent or declares bankruptcy, we could lose product inventory held by that distributor and we could be required to write off the value of any receivables owed to us by that distributor. We could also be required to record bad debt expense in excess of our reserves. For example, in the first quarter of 2005, we noticed a slowing in the payment pattern of our largest distributor, EPCO Technology Co., Ltd., and it became apparent that EPCO had serious financial problems. As a result, we recorded a bad debt expense of $0.1 million in the fourth quarter of 2004. We have since ceased doing business with EPCO, from which we received approximately 7% of our revenues in 2004, and have engaged a replacement distributor. In the future, we may not be successful in recognizing these indications or in finding replacement distributors in a timely manner, or at all, which could harm our operating results, cash flow and financial condition.

Our distributor arrangements often require us to accept product returns and to provide price protection, which could harm our operating results or, if we fail to take these steps, could harm our relationship with these distributors and lead to a loss of revenues.

A substantial portion of our sales are made through third-party distribution arrangements, which include stock rotation rights that generally permit the return of up to 5% and, in the case of one customer, 8%, of the previous nine months’ purchases. We also may be obligated to repurchase unsold products from a distributor if we decide to terminate our relationship with that distributor. Our arrangements with our distributors typically also include price protection provisions if we reduce our list prices. We record estimated returns at the time of shipment, and we record reserves for price protection at the time we decide to reduce our list prices. In the future, we could receive returns or claims that are in excess of our estimates and reserves, which could harm our operating results. A terminated relationship with a distributor could result in a temporary or permanent loss of revenues, until a replacement sales channel can be established to service the affected end-user customers. We may not be successful in finding suitable alternative distributors and this could adversely affect our ability to sell in certain locations or to certain end-user customers.

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

Our current backlog may not be indicative of future sales.

Due to the nature of our business, in which order lead times may vary, and customers are generally allowed to reschedule or cancel orders on short notice, we believe that backlog is not necessarily a good indicator of future sales. We generally measure backlog as customer orders with a requested shipping date within six months. Our quarterly revenues also depend on orders booked and shipped in that quarter. Our lead times for the manufacturing of our products generally take six to ten weeks, we often must build in advance of orders. This exposes us to certain risks, most notably the possibility that expected sales will not occur, which may lead to excess inventory and we may not be able to sell these inventories to other customers. Therefore, our backlog may not be a reliable indicator of future sales.

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

We conduct, and expect to continue to conduct, almost all of our business with companies that are located outside the United States. Based on ship-to locations, we derived approximately 99% and 99% of our revenues for the nine months ended September 30, 2005 and fiscal 2004, from customers outside of the United States, and approximately 96% and 95% of our revenues in the nine months ended September 30, 2005 and fiscal 2004 came from customers in Asia, particularly South Korea, Taiwan and China. A vast majority of our contract manufacturing operations are located in South Korea, Taiwan, Malaysia and China. As a result of our international focus, we face several challenges, including:

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies and know-how. While we have been issued 17 patents in the United States and six patents internationally as of September 30, 2005 and have additional patent applications pending, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be challenged or circumvented by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products.

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

We have also grown from 110 employees on January 1, 2004 to 188 employees on September 30, 2005, with many located in regional and international offices. Our international growth may subject us to income and transaction taxes in the United States and in multiple foreign locations. Our future effective tax rates could be affected by changes in our foreign tax estimates and liabilities, or changes in tax laws or the interpretation of such tax laws. If additional taxes are assessed against us, our operating results or financial condition could be materially affected.

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

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq National Market, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Because we have only recently become a public company and have a limited history with these types of expenses, we may not accurately estimate these expenses in our financial planning. In addition, our current and future financial results may be more difficult to compare to prior periods when we did not incur these types of expenses.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

We anticipate that we will be required to comply with the rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, by December 31, 2006. We expect to incur additional expense as we implement policies and procedures and take other steps to comply with these rules, which requires management to report on, and our independent registered public accounting firm to attest to, our internal controls. In addition, the Nasdaq National Market, on which our common stock is listed, has adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices. Our efforts to comply with such laws, rules and regulations require a significant amount of management time and are costly. If we fail to comply in a timely manner with the requirements of Section 404 or other requirements, public perception of our internal controls could be damaged, causing our financial results to suffer and our stock price to decline.

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

The market price of our common stock may be volatile.

The trading price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, including the following:

•	variations in our quarterly results;

•	the financial guidance we may provide to the public, any changes in such guidance or our failure to meet such guidance;

•	changes in financial estimates by industry or securities analysts or our failure to meet such estimates;

•	various market factors or perceived market factors, including rumors, whether or not correct, involving us, our customers, our suppliers or our competitors;

•	announcements of technological innovations by us or by our competitors;

•	introductions of new products or new pricing policies by us or by our competitors;

•	acquisitions or strategic alliances by us or by our competitors;

•	the gain or loss of significant orders;

•	the gain or loss of significant customers;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	recruitment or departure of key personnel.

In addition, stocks of technology companies have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to these companies’ operating performance. Public announcements by technology companies concerning, among other things, their performance, accounting practices or legal problems could cause the market price of our common stock to decline regardless of our actual operating performance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on our interest income. As of September 30, 2005, we had no significant investments and substantially all of our cash equivalents were held in money market accounts.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our bank line of credit. The advances under this line of credit bear a variable rate of interest based on the prime rate. The risk associated with fluctuating interest expense is limited to this debt instrument and we do not believe that a 10% change in the prime rate would have a significant impact on our interest expense. During the three and nine months ended September 30, 2005 and September 30, 2004, we did not have any outstanding debt instruments.

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

In addition, we have reviewed our internal controls over financial reporting and have made no changes during the three months ended September 30, 2005, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently involved in a lawsuit initiated by Siliconix incorporated in which Siliconix has alleged that certain of our TrenchDMOS products infringe three patents held by Siliconix. This lawsuit is currently stayed pending the outcome of a reexamination by the United States Patent and Trademark Office (USPTO) of some of the underlying Siliconix patents asserted against us. On October 18, 2005, two separate lawsuits filed by Siliconix against Denso Corporation and Matshusta Electrical Industrial Co. Ltd. were held by the United States Northern District to be related and all three lawsuits were assigned to the same judge. The court has scheduled a further case management conference in December 2005 to discuss the manner in which this development will impact the current status of the lawsuit against us pending the proceedings before the USPTO.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

Dated: November 9, 2005	By:	/s/ Brian R. McDonald
Brian R. McDonald
Chief Financial Officer and Secretary

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
(1)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
(2)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.