Form 10-K
period 2005-12-31
ADVANCED ANALOGIC TECHNOLOGIES INC
filed 2006-03-08
CIK 1104042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51349

Advanced Analogic Technologies Incorporated

(Exact Name of Registrant As Specified in Its Charter)

Delaware	77-0462930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

830 East Arques Ave, Sunnyvale, CA 94085 (408) 737-4600

(Address of Principal Executive Offices, Including Zip Code and Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No  ☒

The registrant’s common stock was not publicly traded as of the last business day of the registrant’s most recently completed second fiscal quarter. There were 43,223,233 shares of the Registrant’s common stock issued and outstanding as of January 31, 2006

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the Registrant’s definitive proxy statement (the “2006 Proxy Statement”) for the 2006 Annual Meeting of Stockholders to be filed on or before May 1, 2006.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. When used in this Form 10-K the words “anticipate,” “objective,” “may,” “might,” “should,” “could,” “can,” “intend,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” “is designed to” or the negative of these and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

These statements reflect our current views with respect to future events and are based on assumptions and subject to risk and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. While we believe our plans, intentions and expectations reflected in those forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Annual Report on Form 10-K, including those under the heading “Risk Factors.”

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K. Other than as required by applicable laws, we are under no obligation to update any forward-looking statement, whether as result of new information, future events or otherwise.

This Annual Report on Form 10-K also contains statistical data that we obtained from industry publications and reports generated by International Data Corporation, or IDC, iSuppli Corporation, or iSuppli, and Global Insight Inc. These industry publications and reports generally indicate that the information contained therein was obtained from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. Although we believe that the publications and reports are reliable, we have not independently verified the data.

ii

PART I

ITEM 1. BUSINESS

Overview

We are a supplier of power management semiconductors for mobile consumer electronic devices, such as wireless handsets, notebook and tablet computers, smartphones, digital cameras and personal media players. We focus our design and marketing efforts on the application-specific power management needs of consumer, communications and computing applications in these rapidly-evolving devices. Through our Total Power Management approach, we offer a broad range of products that support multiple applications, features and services across a diverse set of mobile consumer electronic devices. We sell directly to original equipment manufacturers, or OEMs, including LG Electronics, Inc., Samsung Electronics Co., Ltd., Motorola, Inc., Sagem SA, Innertech and Pantech & Curitel Communications, Inc. We sell through distributors and original design manufacturers, or ODMs, to other system designers, including Hewlett-Packard Company, Dell Inc., Texas Instruments Incorporated, HTC Corporation and Compal Electronics, Inc.

Industry Background

Mobile Consumer Electronic Devices

The market for mobile consumer electronic devices, such as wireless handsets, notebook and tablet computers, smartphones, digital cameras and personal media players, is large and growing rapidly as functionality increases and prices decrease. As an example, wireless handsets, which can incorporate multiple applications such as digital cameras, digital audio, polyphonic ring tones, text messaging, Internet access and decorative lighting, are among the most widely adopted electronic devices today. According to IDC, a market research firm, approximately 826 million mobile phones were sold globally in 2005 (IDC Press Release, January 26, 2006).

A diverse range of mobile consumer electronic devices is being manufactured in high volume, particularly in the Asia-Pacific region. This region offers competitive manufacturing costs and extensive product development resources. According to Global Insight, an economic research firm, the Asia-Pacific region is one of the fastest growing economic regions in the world, and we believe an increasing number of electronic products are being designed there especially for domestic consumption in China, Taiwan, Japan and South Korea.

New services for mobile consumer electronic devices, such as digital music downloads, video downloads, video messaging, video streaming, Global Positioning System-based personal navigation, and web-based gaming, are helping drive consumer demand for these devices worldwide. These new services are becoming more robust, affordable and accessible on wireless handsets, smartphones and other devices with connectivity to high-bandwidth, next-generation wireless networks. Certain applications and features that facilitate use of these services, such as high-quality color displays and high-capacity memory for photos, music, video, games and other content, have already become broadly accepted and, we believe, expected by many consumers. In response to these market dynamics, manufacturers of mobile consumer electronic devices and service providers marketing these devices are incorporating an increasing number of applications, features and services.

As the number of applications, features and services available for mobile consumer electronic devices has increased, the number and variety of power loads, or individual subsystems requiring voltage regulation, has also grown. Each additional application or feature can require multiple functions and circuits that, in turn, require more individually-regulated and managed power sources. For example, the addition of a camera into a mobile consumer electronic device requires powering as many as three additional regulated power loads: a photo-flash light, a camera image sensor and an image processor. Convergent devices that combine many consumer, communications and computing applications into a single device, such as a smartphone, incorporate even greater functionality and must accommodate as many as twenty different power loads. All of these additional loads reduce battery life, the duration of which is an important element of consumer satisfaction, as they each draw power for operation. Additional power is consumed and battery life reduced if components that supply and regulate power to all of these various power loads are inefficient. Therefore, high-performance power management semiconductors that extend battery life by improving power efficiency have become key enablers of mobile consumer electronic device functionality.

Power Management Semiconductors

Power management semiconductors deliver power and regulate voltage, controlling the flow of electrical energy among the various power loads and energy sources in a product or system. Power management semiconductors play a crucial role in system design because they are critical to battery life and impact the size and performance of a mobile consumer electronic device. According to iSuppli, a market research firm, the voltage regulator and reference power management semiconductor market is expected to grow from $6.1 billion in 2005 to $11.6 billion in 2009, a compound annual growth rate of 17.3%. We believe that demand for power management and voltage regulation in mobile consumer electronic devices will increase.

Power management semiconductors vary in functionality, application specificity, design, pricing and volume of sales and may be categorized as follows:

•	General Purpose Analog ICs: The most basic analog semiconductor components, general purpose analog ICs, are analog building blocks such as voltage references and amplifiers used to perform generic analog and power management functions. Sold through broad-line semiconductor parts catalogs, general purpose analog ICs address standard functions with little differentiation and compete primarily on the basis of price and availability. These products typically are bought and sold with little interaction between the system designer and semiconductor supplier.

•	Power Management ASSPs: Power management application-specific standard products, or Power Management ASSPs, integrate multiple analog building blocks and are designed to focus on specific, narrowly defined applications such as battery charging and backlight drive to achieve the desired balance of cost and performance for a given application. More highly integrated Power Management ASSPs occupy less space than the analog ICs they replace, and provide system designers efficiency and performance benefits associated with products focused on a specific application or a narrow group of applications. Power Management ASSPs are integrated into systems with a wide range of varying parameters and as a result typically require closer collaboration between the system designer and semiconductor supplier than general purpose analog ICs. Power Management ASSPs are used extensively in today’s mobile consumer electronic devices.

•	PowerSOCs: Power system-on-chip integrated circuits, or PowerSOCs, a relatively new concept in Power Management ASSP design, integrate multiple analog functions with digital control and memory to provide new features and cost-effective performance improvements. PowerSOCs may utilize user-defined or software-based programmability for even greater customer-specific customization, but can be sold to multiple customers and into multiple markets. PowerSOCs mix multiple application-oriented functions, such as voltage regulation, backlight drive and battery charging, into a single semiconductor chip to achieve smaller size, lower noise and higher efficiency. Due to the high cost of manufacturing PowerSOCs using currently available wafer fabrication technologies, PowerSOCs have thus far only been used in limited applications.

Compared to general purpose analog ICs, Power Management ASSPs are more application-specific and integrate more functions while addressing the broad mobile consumer electronic device market. Although more specialized semiconductor architectures exist, they are typically custom designed for, and limited to, a single application for a single customer. As an alternative to such expensive customer-specific semiconductor design, we believe that user-programmable PowerSOCs can provide high-performance application and customer-specific features.

Power Management Semiconductor Design and Fabrication

Power management semiconductors are designed primarily as analog circuits to support a wide and continuous range of input and output voltages and currents. In mobile consumer electronic devices, the voltage and current of the battery or other power source, or input, may vary significantly, but the output of a power management semiconductor must be regulated to specific levels. Power management semiconductors in these devices generally operate at varying input voltages in the range of three to six volts and in some circumstances as high as thirty volts. Other applications may operate with input voltages as low as one volt. Output voltages, however, must be regulated in narrower ranges. For example, light emitting diodes, or LEDs, typically require three to four volts and a power management semiconductor called a charge pump may be required to provide adequate power as the battery voltage declines over time. In contrast, digital semiconductors including logic, digital signal processors, memory, image processors, baseband processors and microprocessors typically operate at three volts or less.

Several different process technologies are available for designing and fabricating analog and digital ICs. Of these, complementary metal-oxide-semiconductor, or CMOS, is the most widely used process technology, especially for purely digital ICs. CMOS processes are described in terms of feature size, or geometry, and are measured in microns. One micron equals one millionth of a meter. The most advanced process technologies achieve feature sizes of 0.25 micron, 0.18 micron and smaller. However, small feature size circuits can become damaged when exposed to high voltages and therefore power management semiconductors are typically fabricated using larger feature sizes. For this reason, older fabs, having feature sizes of 0.8 micron and 1.2 microns or greater, have traditionally sufficed in fabricating power management ICs, while the most advanced, and most expensive fabs are used for digital ICs and non-power management analog ICs.

During the late 1990s, many formerly state of the art fabs designed to produce dynamic random access memory, or DRAM, at the 0.5 micron and 0.35 micron feature size began to be replaced by newer fabs capable of even smaller feature sizes. These older DRAM fabs, which are generally fully depreciated, have become available on a specialty foundry basis.

Advanced analog CMOS comprises half-micron CMOS similar to its digital counterpart, but is tailored and characterized for implementing up to five-volt analog circuits with higher performance and smaller die size than previously available in larger-geometry analog CMOS processes. We believe that there are only a limited number of fabs with advanced analog CMOS process technology that are already characterized and ready for high-volume manufacturing. In addition, significant expertise is required to design analog circuits in advanced analog CMOS.

Despite its advantages in size, advanced analog CMOS shares certain disadvantages with older CMOS process technologies for the development of power management semiconductors. Both processes lack the ability to have groups of transistors on a single IC operating at different voltages without affecting each other. The result is ICs that are voltage-specific, meaning they operate over a narrow voltage range. Another disadvantage is that both CMOS and advanced analog CMOS are generally limited to operation at less than six volts. We believe that there is an emerging demand, driven by the increasing number of applications and features in mobile consumer electronic devices, for power management devices that are capable of supporting both multiple voltages and voltages that exceed six volts. While a few mixed-voltage processes exist, they are not well suited for analog circuitry since they are also limited in their maximum voltage and useful operating voltage range as well as lacking certain other important features which are useful for implementing precision analog circuits.

We believe that one or more new process technologies will be required to support multi-voltage and higher-voltage power management semiconductors. In order to develop such a process technology, a number of requirements must be satisfied, including the need for device and process expertise in advanced analog CMOS or other analog process technologies, process compatibility with low-cost sub-half-micron fabs and power management semiconductor design expertise.

The AnalogicTech Approach

We are a supplier of power management semiconductors for mobile consumer electronic devices, such as wireless handsets, notebook and tablet computers, smartphones, digital cameras and personal media players. We focus our design and marketing efforts on the application-specific power management needs of consumer, communications and computing applications in these rapidly-evolving devices. Through our Total Power Management approach, we offer a broad range of products that support multiple applications, features and services across a diverse set of mobile consumer electronic devices. We target our design efforts on proprietary products, which at the time we introduce them offer characteristics that differentiate them from those offered by our competitors and which we believe are likely to generate high-volume demand from multiple customers.

We currently offer an extensive portfolio of over 480 power management products comprising Power Management ASSPs and selected general-purpose Analog ICs in single-chip packages and multi-chip packages. Our first PowerSOC products are under development. Critical elements in power management and our approach to address them include:

•	Focusing on the market for mobile consumer electronic devices: Our market is characterized by rapid innovation and frequent new product releases for a diverse set of devices, including wireless handsets, notebook and tablet computers, smartphones, digital cameras and personal media players. These devices often compete on an array of different applications, features and services. These factors make it challenging to identify application parameters, forecast application adoption and define power management semiconductor products.

Our approach: Through a network of offices located in South Korea, China, Taiwan, Japan, Europe and the United States, our technical salespeople and field applications engineers, or FAEs, work with the system design, engineering and procurement groups of our customers and potential customers to identify future product needs. Based on these ongoing global customer interactions, we establish engineering priorities for new product design and development. We believe our global focus on power management semiconductors for mobile consumer electronic devices enables us to anticipate customer and market requirements for these devices more quickly and thoroughly than local suppliers and more diversified semiconductor suppliers.

•	Developing advanced power management semiconductors: Power management semiconductors must be defined and designed to compete on the basis of functional integration, size, efficiency, features, cost, ease-of-use for system designers and their ability to be integrated into a system, package or chip.

Our approach: We integrate functions from our general purpose analog ICs into our Power Management ASSPs and, in the future, intend to integrate them into our PowerSOCs. Our experienced analog semiconductor engineering team designs our products to be characterized by high functional integration, small size, high efficiency, robust features, low cost, ease of use and system integration. Our application and market-focused engineering approach has enabled us to develop a number of innovations and proprietary technologies that are of particular benefit for mobile consumer electronic device power management. One example of our innovative design approach is our simple-serial-control interface, or S2Cwire, which allows system designers to enable real-time user control of various features such as LED backlight dimming, adjustable battery charging and programmable-output voltage regulators.

•	Combining advanced analog CMOS with small packages: As mobile consumer electronic devices support more applications, features and services with limited space and limited battery capacity, it is becoming increasingly important to offer smaller, higher-efficiency power management semiconductors, assembled in area-efficient packages, and requiring fewer components to use.

Our approach: To provide smaller products with higher integration and efficiency, we have implemented an outsourced fabrication model to manufacture our products at half-micron geometries and below. Specifically, we contract with specialty foundries that have former DRAM fabs employing advanced analog CMOS process technology. We have spent significant time and engineering resources collaborating with our suppliers to simulate, characterize, and, as necessary, adapt these processes to enable us to design and develop our advanced analog CMOS products for higher performance and smaller die size. We also capture the operational and financial benefits of the fabless model, including reduced manufacturing personnel, capital expenditures, fixed assets and fixed costs. We use area-efficient and multi-chip packages to meet more complex power management needs in a smaller footprint.

•	Total Power Management approach: Designing and manufacturing any modern mobile consumer electronic device requires system design expertise, adequate time and other resources as well as effective management of multiple suppliers. Furthermore, each mobile consumer electronic device can have many power loads and each load may have different power management characteristics. These system design and manufacturing requirements and variety of power loads create resource burdens on our customers, system designers and manufacturers.

Our approach: Our “Total Power Management” strategy is intended to provide our customers with products for most or all of their power management requirements for each mobile consumer electronic device on which we focus. We believe our broad range of Power Management ASSPs and components derived from our general purpose analog ICs offers a system-level solution to our customers’ power management requirements, saves space and reduces component count in the system, and offers a single vendor solution for certain mobile consumer electronic devices. We believe that our PowerSOC solutions currently in development will integrate a wide variety of power management functions, offering improved efficiency, smaller size and real-time user control of their power consumption and power performance.

•	Inventing multi-voltage and high-voltage process technology: The need to manage different power loads at different voltages cost-effectively is an emerging requirement in the power management semiconductor market for next-generation mobile consumer electronic devices. Current multi-voltage solutions are either large multi-chip packaging solutions or complex single-chip isolated ICs that are expensive and difficult to manufacture. We believe that power management semiconductor suppliers will therefore need to develop new approaches employing more advanced process technologies and cost effective manufacturing techniques, especially to implement highly integrated power management products.

Our approach: To address multi-voltage, high-voltage and PowerSOC power management products, we invented and patented a new process which we call ModularBCD. This process is designed especially for fabrication in former DRAM fabs 0.35 microns and smaller and is capable of integrating CMOS and bipolar circuits with different voltages, electrically isolated from one another. ModularBCD supports device operation up to thirty volts. We currently have 13 new IC designs underway for ModularBCD-based products. The first devices scheduled for rollout are 5-volt products, such as a charger for Bluetooth headsets now being sampled to customers and in qualification.

Products

We introduce products to address new market opportunities and to continue to improve the functional integration, size, efficiency, features, cost, ease of use and system integration of our solutions. We have developed a comprehensive product portfolio. Our goal is to provide our customers with proprietary, high-performance products, but have also developed a number of relatively basic products in order to provide a more complete power management solution for our customers. While we operate in one reportable segment, our product portfolio includes three principal product lines:

•	Total Power Management ICs, or TPM ICs, comprise a family of power management ASSPs and general purpose analog ICs designed using our analog circuit expertise and half-micron or smaller analog processes to cover a wide range of power management tasks, including precise voltage regulation, voltage supervision and battery management.

•	Application-specific power MOSFETs, or ASPMs, are load switches enhanced with simple circuit functionality and protection capabilities, such as current limiting, temperature protections, input control level shifting and low noise slew rate limited turn on.

•	Other power management semiconductors, which today primarily consist of discrete, power MOSFET technologies, or TrenchDMOS, through which millions of transistors are placed in parallel trenches etched in the top of the silicon die to achieve extremely low resistance switches in very small products.

Examples of products we have sold, currently sell or are developing in each of our product lines include:

AnalogicTech Products

Product Family	Description	Representative Applications
Total Power Management ICs

BatteryManager	Linear & switching battery chargers, battery condition monitoring and battery pack protection ICs	• Single-cell LiIon battery chargers for handsets and handheld devices (MP3, DSC, PDA) • 4-cell LiIon charger for notebook and tablet PCs and tablet TVs

ChargePump	Low-noise small-footprint inductorless DC-to-DC converters and drivers

•      White LED backlighting for color LCD displays in handheld devices, handsets, and display modules

•      Camera flash with movie-lighting for camera phones

•      RGB decorative lighting and caller ID features

•      RGB music lighting for digital audio & media players

•      RGB color keypad backlight

•      USB On-The-Go (OTG) self-powered interface for handheld devices, handsets, calculators and POS terminals

PowerLinear	MicroPower low-dropout (LDO) linear regulators	• Baseband, and RF supplies in handsets & handheld devices • Low noise supplies in cable & DSL modems, notebook and tablet PCs

	NanoPower low-dropout (LDO) linear regulators	• Memory, clocks, logic in notebooks, handsets, handheld devices, watches and games

PowerManager	Voltage detectors, timers and microprocessor reset ICs	• Reset, timing, and power-up sequencing of set top boxes, DVD, hard drives and peripherals

Product Family	Description	Representative Applications
SwitchReg	High-frequency DC-to-DC switching regulators	• Small voltage regulation for handsets & handheld devices • High-current voltage regulation for peripherals, modems, set top boxes and computers

SystemPower	Multi-channel system solutions	• DSP, baseband and microprocessor core and I/O power for handsets and handheld devices

Application-Specific Power MOSFETs

FastSwitch	High-speed single and push-pull switches with input buffer	• Power output of high frequency switching regulators in handsets and handheld devices • High-speed buffer for driving discrete power MOSFETs in power supply modules

SafetySwitch	Power connector input protection ICs	• Protection of AC adapter connector in handset and handheld devices and games

SmartSwitch	Self-protecting current-limiting switch

•      USB port protection for notebook and tablet PCs, games, desktops, servers and USB hubs

•      Hot plugging protection of PC boards & modules

•      Safe hot plugging of PCMCIA Cards, Express Cards and compact-flash (CF) cards

	Slow-turn-on power saving load switch	• Intelligent power switch of RF power amp in handsets and handheld communicators • Power saving switch in DSCs, PDAs, MP3s and other handheld devices

Other Power Management Semiconductors

BatterySwitch	Low-resistance bidirectional power MOSFET switches

•      N-ch LiIon pack protection switch for handsets and handheld devices (20V)

•      P-ch battery multiplexing in multi-battery notebooks and tablet PCs, portable TVs, camcorders, and handsets (20V or 30V)

•      Reverse charger protection in handheld devices and handsets

Product Family	Description	Representative Applications
LoadSwitch	Low-resistance P-channel power MOSFET switches	• P-ch single and dual power saving load switches for handsets and handheld devices (20V)

PWMSwitch	Discrete power MOSFETs used in DC-to-DC conversion	• N-ch single and dual switches for DC regulator in notebook and tablet computing, camcorders and some handheld devices.

Customers, Sales and Marketing

We work directly with system designers to create demand for our products by providing them with application-specific product information for their system design, engineering and procurement groups. Our FAEs actively engage these groups during their design processes to introduce them to our products and the target applications our products address. We endeavor to design products that will meet anticipated, increasingly complex and specific design requirements, but which will also support widespread demand for these products and future products derived from these products. We typically undertake a four to eight month development process with system designers. If successful, this process culminates in a system designer deciding to use our product in their system, which we refer to as a design win. Volume production of products that use our ICs generally takes an additional three to six months after an initial design win confirmation. Once our products are accepted and designed into an application, the system designer is likely to continue to use the same power architecture and derivative products in a number of their models, which tends to extend our product lifecycles. We sell directly to original equipment manufacturers, or OEMs, including LG Electronics, Inc., Samsung Electronics Co., Ltd., Motorola, Inc., Sagem SA, Innertech and Pantech & Curitel Communications, Inc. We sell through distributors and original design manufacturers, or ODMs, to other system designers, including Hewlett-Packard Company, Dell Inc., Texas Instruments Incorporated, HTC Corporation and Compal Electronics, Inc.

We sell our products through our direct sales and applications support organization to original equipment manufacturers, original design manufacturers and contract electronics manufacturers, as well as through arrangements with distributors that fulfill third-party orders for our products. Many of our current distributors also serve as sales representatives procuring orders for us to fill directly. We receive a substantial portion of our revenues from a small number of customers. We received an aggregate of approximately 80% of our revenues from our ten largest customers in 2005 and 2004. Our largest direct customer in 2005 and 2004 was LG, which accounted for 37% and 43% of our revenues for 2005 and 2004, respectively. Our sales to LG in 2004 were divided among a number of LG product groups and divisions, including LG’s CDMA handset group, which accounted for 25% of our revenues, and LG’s UMTS handset group, which accounted for 13% of our revenues. Starting in the second quarter of 2005, LG converted to a centralized hub for its global procurement and logistics. In addition, one distributor accounted for 11% of our revenues in 2005. No single ODM or contract electronics manufacturer accounted for more than 10% of our revenues in 2005. No single distributor, ODM or contract electronics manufacturer accounted for more than 10% of our revenues in 2004. End users of our products purchasing from us directly accounted for 50% and 46% of our revenues in 2005 and 2004, while distributors, original design manufacturers and contract electronics manufacturers accounted for 50% and 54% of our revenues in 2005 and 2004.

Our technical global sales and field applications force is organized in regional teams, each with a minimum core of three people including one country manager, one customer service representative and at least one FAE. As we have grown, we have continued to add more FAEs. We have added additional customer service personnel in regions where we ship directly to an OEM, particularly in South Korea. In addition to creating the initial demand for our products, each regional team is responsible for increasing demand from distributors, original design manufacturers, contract manufacturers and end users. As of December 31, 2005, we had a total of 63 sales and marketing personnel worldwide.

We operate sales offices in: Seoul, South Korea; Taipei, Taiwan; Tokyo, Japan; Shanghai, China; Shenzhen, China; Beijing, China; Hong Kong, Special Administrative Region China; Sunnyvale, California; Raleigh, North Carolina; Stockholm, Sweden; London, England; and Paris, France. Sunnyvale is both our corporate and North American sales headquarters, Shanghai is our sales headquarters for China, and Stockholm is our sales headquarters for Europe, the Middle East and Africa. We use this network of offices and staff, with the support of distributors and representatives, to stay close to system designers and our other customers and remain current on the newest global technology developments through the sharing of customer visit reports. See Note 9 to our consolidated financial statements for our revenues and long-lived assets by geographic regions.

Manufacturing and Operations

We use third-party foundries and assembly and test subcontractors to manufacture, assemble and test our products. To provide smaller products with higher integration and efficiency, we have implemented an outsourced fabrication model to manufacture our products at half-micron geometries and below. Specifically, we contract with specialty foundries that have former DRAM fabs employing advanced analog CMOS process technology. We have spent significant time and engineering resources collaborating with our suppliers to simulate, characterize, and, as necessary, adapt these advanced analog CMOS processes to enable us to design and develop our advanced analog CMOS products for higher performance and smaller die size. We also capture the operational and financial benefits of the fabless model, including reduced manufacturing personnel, capital expenditures, fixed assets and fixed costs. Relative to other fabless companies that use CMOS foundries, we believe that our use of fully-depreciated DRAM fabs allows us to achieve lower costs using advanced analog CMOS processes today and will allow us to employ specialized process technologies, such as our ModularBCD, in the future, in order to maximize device performance for a given application.

We are able to take advantage of the lower costs and increased manufacturing capacity of former DRAM fabs because we have the expertise in analog and power management design and process technology required to utilize the advanced equipment found in DRAM facilities for the fabrication of our power management products. We believe the IC process technologies we use achieve high levels of performance and monolithic integration of mixed-signal, or analog with digital, analog and power management circuitry and offer superior characteristics in noise, high-frequency operation, high-current capability and ability to survive adverse electrical and thermal conditions. To achieve a greater degree of customer specificity while maintaining economies of scale in manufacturing, we employ a variety of production adjustments and modifications to our products. Our process integration team in our Hong Kong office works onsite at these former DRAM fabs to oversee the manufacturing of our products.

We use third-party contractors, primarily in Taiwan, to perform wafer probe. The probed wafers are then shipped to our back-end supplier’s assembly and test manufacturing locations in Taiwan, Shanghai or Malaysia. Back-end logistics and engineering support is performed through our operations team in Chupei, Taiwan. Finished goods inventory is stored and shipped world-wide from Hong Kong by a third-party service provider on our behalf. All scheduling is internally communicated globally via our virtual private network and web-based enterprise resource planning system.

In addition to innovative manufacturing processes, we also work with our packaging contractors to develop innovative packaging solutions that make use of new assembly methods and new high performance packaging materials to improve area efficiency, optimize thermal and electrical performance, reduce package size and offer ease-of-use and cost efficiency. We use area-efficient and multi-chip packages to meet more complex power management needs in a smaller footprint.

Combining innovative process and packaging technologies enables us to produce cost-effective products with many competitive advantages, including high functional integration, small size, high efficiency, robust features, low cost, ease of use and system integration. In many instances, chip size reductions through advanced wafer fabrication make it possible to shrink a chip to fit into a smaller, cheaper package, reducing both die and package cost. When the resulting smaller footprint product is sold into space-conscious applications like wireless handsets and smartphones, the smaller product generally commands a higher market price.

In April 2005, Samsung Electronics designated us as an Eco-Partner Affiliate Company, which means that we have fulfilled Samsung’s standards for controlling substances with environmental impacts within our products and for establishing a stable environmental quality control system. We believe that our customers and potential customers will recognize this designation as a favorable industry certification.

We have completed transitioning certain of our logistics, order entry, purchasing and billing functions to our new office in Macau, Special Administrative Region China.

Research and Development

We focus our research and development efforts on design, process technology and packaging innovation. We have assembled a team of highly skilled engineers who have strong design expertise in analog, mixed-signal and power applications. Our staff’s core competencies include high-frequency conversion, low-noise operation, light-load efficiency, low-noise switching, protection, precision parameter matching, fast current limiting, battery charging and analog functionality with extremely low quiescent currents. Our marketing, central applications engineering, global sales and field applications engineering force works with our customers’ system design, engineering and procurement groups to identify future product needs. Our new product design and development efforts are directed primarily by this product definition process. Through these efforts, we seek to introduce new products to address new market opportunities, to continue to reduce our design and manufacturing cost and to continue to improve the cost effectiveness, size and performance of our solutions.

The following table includes some of the design innovations that we have developed and on which we compete in our markets:

Innovation	Benefit
S2Cwire™ Interface	Allows our customers to control analog properties in our power management ICs digitally using a single wire. Examples include dimming of LED backlighting, changing the color of an RGB decorative lighting, or setting “on the fly” the output voltage of a regulator.

Fast Current Limiting	Prevents damage from short circuits or an improperly connected charger by rapidly limiting current to a safe level. If the condition persists and the device begins to overheat, it shuts off the system to protect from overheating.

Fast Break-Before-Make	Allows switching regulators to operate at higher frequencies without accidentally shorting out the battery. High frequency is important to shrink power supply passive components such as coil and capacitors.

NanoPower™ Circuitry	Extends battery life and standby time in mobile consumer electronic devices by using very small currents to operate power management and voltage regulation circuitry.

AutoBias™	Maximizes efficiency and extends battery life when driving mismatched white LEDs such as color LCD backlighting.

Smart Slew-Rate-Control	Power-saving switch has slow-turn-on to avoid noise and in-rush current spikes when powering wireless handset RF power amplifiers, CCD camera imagers or large capacitive power loads. One SmartSwitch may replace up to 14 discrete components.

Our most recent engineering effort builds on our past technical successes to explore and reach new markets with our current design resources. By combining our pre-existing portfolio of products with innovative multi-chip packaging, we can develop and offer new power combination products in a shorter timeframe than that it typically takes us to develop a new IC from inception. We believe that these system-in-a-package combination products benefit our customers with space savings, added features and ease-of-use, while reducing our own technical and market risks. Examples of our newest single-package combination products include the following:

•	White LED backlight driver with camera flash driver;

•	Microprocessor reset with LDO linear regulator;

•	High frequency switching regulator with LDO linear regulator;

•	Dual LDO linear regulators;

•	Dual switching regulators; and

•	Charger IC with power TrenchDMOS.

We support our research and development efforts for new products and improvements to our existing products with our technology development group, which is focused on creating, developing, characterizing and releasing into production new wafer fabrication processes. We define and create processes, such as ModularBCD, that offer features, performance, devices, characteristics and capabilities not available through conventional foundry processes. We license these new processes to our suppliers’ foundries for limited use. We also install these processes according to available resources and market timing. Our technology group oversees any transfers of our processes into a new facility to ensure that the unit process steps are adapted properly to the new facility’s specific equipment set.

To date, we have developed two new wafer fabrication processes, ModularBCD, an advanced analog integrated circuit process, and TrenchDMOS, an advanced discrete power MOSFET process. Neither of these processes is currently used to manufacture a meaningful portion of our products. Late in the fourth quarter of 2005, we began sampling our first ModularBCD products. We believe that ModularBCD will be strategically important to our future competitiveness as a supplier of PowerSOCs. We believe that TrenchDMOS is less strategic to our business than ModularBCD, but helps us support a Total Power Management product offering to our customers. In the first quarter of 2006, we began sampling products combining integrated circuit control and TrenchDMOS power devices in a single package.

ModularBCD is our patented IC process technology designed for integrating fully-isolated power, analog and mixed-signal circuitry of differing operating voltages without the need for expensive epitaxial depositions. It is a flexible, cost-effective process well-suited for precision analog and PowerSOC implementations. ModularBCD and TrenchDMOS processes were both designed and built for manufacturing using equipment readily available in former DRAM fabs. Both processes use low temperature processing consistent with former DRAM fabs and large wafer diameters, as well as other process requirements typically only found in former DRAM fabs.

In 2005, 2004 and 2003, we spent $19.5 million, $14.3 million and $7.1 million, respectively, on research and development efforts. We anticipate that we will continue to invest significant amounts in research and development activities to develop new products and processes. As a result, we expect research and development expenses to increase in absolute dollars in future periods.

Intellectual Property

We rely on our patents, trade secret laws, contractual provisions, licenses, copyrights, trademarks and other proprietary rights to protect our intellectual property. As of December 31, 2005, we had 23 issued patents in the United States, four allowed patents in the United States, eight issued patents internationally and an additional 74 applications pending in the United States and internationally in the categories of process technology, circuits and packaging. We cannot guarantee that our pending patent applications will be approved, that any issued patents will protect our intellectual property or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. We focus our patent efforts in the United States, and, when justified by cost and strategic importance, we file corresponding foreign patent applications in such jurisdictions as Europe, South Korea, China, Taiwan and Japan. Our patent strategy is designed to provide a balance between the need for coverage in our strategic markets and the need to maintain costs at a reasonable level.

Unauthorized parties may attempt to copy aspects of our products or obtain and use information that we consider proprietary. Competitors may also recruit our employees who have access to our proprietary technologies. We cannot assure you that the measures we have implemented to prevent misappropriation or infringement of our intellectual property will be successful.

Competition

The analog, mixed-signal and power management semiconductor industry is highly competitive and dynamic, and we expect it to remain so. Our ability to compete effectively depends on defining, designing and regularly introducing new products that meet or anticipate the power management needs of our customers’ next-generation products and applications. We compete with numerous domestic and international semiconductor companies, many of which have greater financial and other resources with which to pursue marketing, technology development, product design, manufacturing, quality, sales and distribution of their products.

To our knowledge, no single competitor sells a product line matching one-to-one with our product portfolio and applications focus. We consider our primary competitors to be Maxim Integrated Products, Linear Technology, Texas Instruments, Semtech and National Semiconductor. We expect continued competition from existing suppliers as well as from new entrants into the power management semiconductor market. Our ability to compete depends on a number of factors, including:

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

We cannot assure you that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market.

Employees

As of December 31, 2005, we had 200 employees located in the United States, China, Europe, Japan, South Korea, Taiwan and Macau. Of this total, there were 58 employees in engineering, research and development, 63 in sales and marketing and 79 in operations, general and administration, quality assurance, information technology and facilities. We consider our employee relations to be good.

Executive Officers

The following table sets forth certain information about our executive officers and directors:

Name	Age	Position
Richard K. Williams	47	President, Chief Executive Officer, Chief Technical Officer and Director

Brian R. McDonald	49	Chief Financial Officer, Vice President of Worldwide Finance and Secretary

Nicholas Aretakis	44	Vice President of Worldwide Sales

Dr. Jun-Wei Chen	55	Vice President of Technology

Kevin P. D’Angelo	46	Vice President of Engineering

Allen K. Lam	42	Vice President of Worldwide Operations

Jan O.G. Nilsson	46	Vice President of Marketing and Business Development

Richard K. Williams, one of our founders, has served as our President and Chief Executive Officer since April 2000 and also as our Chief Technical Officer and a director since September 1998. From September 1998 to April 2000, Mr. Williams previously served as our Vice President of Engineering and Product Strategy. Prior to joining us, Mr. Williams served at Siliconix incorporated from September 1980 to September 1998, most recently as Senior Director of Device Concept & Design. Mr. Williams holds more than 200 U.S. patents in device, process, package, circuit, system and application methods and apparatus, and has written over 100 published articles and invited papers. Mr. Williams is a member of the Institute of Electrical and Electronic Engineers. Mr. Williams received an M.S. in Electrical Engineering from Santa Clara University and a B.S., with honors, in Electrical Engineering (specializing in semiconductor device physics and fabrication) from the University of Illinois at Urbana-Champaign, where he currently holds the positions of board member and Vice President of the west coast division of UIUC’s Electrical and Computer Engineering Alumni.

Brian R. McDonald has served as our Chief Financial Officer and Vice President of Worldwide Finance since June 2004 and as our Secretary since August 2004. Mr. McDonald is responsible for accounting, finance, compliance, information technology and human resource functions. Prior to joining us, Mr. McDonald served as Vice President and Chief Financial Officer at Monolithic Power Systems, Inc. from August 2002 to June 2004, as Vice President and Chief Financial Officer at Elantec Semiconductor, Inc. from January 2001 to August 2002 and as Vice President and Chief Financial Officer at Mattson Technology, Inc. from April 1999 to December 2000. Prior to that, Mr. McDonald held senior financial management positions at National Semiconductor Corporation, Read-Rite Corporation and Micro Linear Corporation. Mr. McDonald received a B.S. in Management from Santa Clara University.

Nicholas Aretakis has served as our Vice President of Worldwide Sales since October 2005. Mr. Aretakis is responsible for managing our global sales team. Prior to joining us, Mr. Aretakis was Chief Executive Officer of a private consumer products company from June 2004 to October 2005. From December 2001 to May 2004, he served in the Office of the President for GlobespanVirata, Inc., where he led an integrated sales, marketing, operations and communications team. Prior to this, from May 1998 to December 2001, Mr. Aretakis was Vice President of Worldwide Sales for GlobeSpan, Inc. Earlier in his career, Mr. Aretakis served as Vice President of Sales and Acting Vice President of Marketing at ESS Technology, Inc., Director of Sales at Media Vision, Inc. and Director of Sales at SEEQ Technology, Inc. He began his semiconductor industry career serving as Marketing Manager for non-volatile memory products at Microchip Technology, Inc. Mr. Aretakis received a B.S. in Electrical Engineering from Columbia University and a B.A. in Mathematics from Hobart College.

Jun-Wei Chen has served as our Vice President of Technology since February 2005. Dr. Chen is responsible for device concept and design, process development and integration, CAE development and global Foundry Direct technical support. Prior to joining us, Dr. Chen served as Vice President of Technology at SmartASIC Technology, Inc. from May 2004 to February 2005, as Chief Technology Officer at CLL Technology, Inc. from

May 2000 to May 2004, as Assistant Vice President of Operations for Trident Microsystems, Inc. from July 1998 to May 2000 and as Vice President of Foundry and Product Engineering at OPTi Inc. from December 1995 to June 1998. Dr. Chen holds 20 U.S. patents and has written over 30 technical articles. He is also a member of the Institute for Electrical and Electronic Engineers. Dr. Chen received a Ph.D. and an M.S. in Electrical Engineering from Carnegie Mellon University and a B.S. in Electrical Engineering from National Taiwan University, Taipei.

Kevin P. D’Angelo, one of our founders, has served as our Vice President of Engineering since January 2001. Mr. D’Angelo is responsible for IC design, CAD, global product engineering, test program development and product quality functions. Mr. D’Angelo previously served as our Senior Director from June 2000 to January 2001 and as our Senior Manager from January 1999 to June 2000. Prior to joining us, Mr. D’Angelo served as Senior Staff Engineer at Impala Linear Corporation from March 1997 to January 1999. From December 1993 to March 1997, he served as Senior Staff Engineer at Siliconix-TEMIC. Prior to that, he served as IC Design Manager at Dallas Semiconductor Corporation from October 1990 to December 1993, as Senior Engineer in the digital signal processing group at Motorola, Inc. from August 1986 to October 1990 and as Design Engineer at M/A-Com Linkabit from June 1983 to August 1986. Mr. D’Angelo received the 2002 Marconi award for excellence in science and technology, and he holds eight U.S. patents. Mr. D’Angelo received a B.S. in Electrical Engineering from the University of California, San Diego.

Allen K. Lam, one of our founders, has served as our Vice President of Worldwide Operations since May 2002. Mr. Lam is responsible for global manufacturing logistics and planning, purchasing, foundry management, packaging and test engineering, process quality and supporting ongoing quality and environmental initiatives. Mr. Lam previously served as our Director of Operations and Quality and Reliability Assurance from June 1999 to April 2002 and as our Manager of Quality and Reliability Assurance from November 1998 to May 1999. Mr. Lam is fluent in English, Mandarin and Cantonese and manages our operations in Taiwan, China, Macau and Hong Kong. Prior to joining us, Mr. Lam served as Quality Manager at Siliconix-Temic from August 1985 to October 1998. Mr. Lam holds seven U.S. patents. Mr. Lam received a Higher Diploma in Applied Science from the Hong Kong Polytechnic University.

Jan O.G. Nilsson has served as our Vice President of Marketing and Business Development since October 2005. Mr. Nilsson previously served as our Vice President of Worldwide Marketing and Sales from May 2002 to October 2005 and as our Director of Marketing from February 2001 to April 2002. Prior to joining us, Mr. Nilsson served as Director of Marketing at Integration Associates, Inc. from August 2000 to January 2001, as Director of Power IC Marketing at Vishay-Siliconix from February 2000 to October 2000 and as Director of IRDA Marketing at Vishay-Telefunken from November 1997 to February 2000. Prior to that, Mr. Nilsson served as Senior Business Development Manager at TEMIC Nordic, AB from November 1993 to November 1997, as Field Applications Engineer at Hitachi Semiconductors, Ltd. UK from January 1989 to November 1993, as Field Applications Manager at Fertronic AB, from 1986 to 1989 and as Design Engineer at Bofors Aerotronics AB from 1984 to 1986. In 1999 and 2000, he also served as Co-chair Marketing of IrDA, the Infrared Data Association in Santa Clara. Mr. Nilsson received a M.Sc. in Electrical Engineering from the Royal Institute of Technology, Stockholm.

ITEM 1A. RISK FACTORS

Risks Related To Our Business

Our customers may cancel their orders, change production quantities or delay production, and if we fail to forecast demand for our products accurately, we may incur product shortages, delays in product shipments or excess or insufficient product inventory.

We generally do not obtain firm, long-term purchase commitments from our customers. Because production lead times often exceed the amount of time required to fulfill orders, we often must build in advance of orders, relying on an imperfect demand forecast to project volumes and product mix. Our demand forecast accuracy can be adversely affected by a number of factors, including inaccurate forecasting by our customers, changes in market conditions, new part introductions by our competitors that lead to our loss of previous design wins, adverse changes in our product order mix and demand for our customers’ products or models. China, in particular, is an emerging market where forecasting by our distributors is not accurate, and there can be rapid changes in the distribution system and market conditions. Even after an order is received, our customers may cancel these orders or request a decrease in production quantities. Any such cancellation or decrease subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls and excess or obsolete inventory which we may be unable to sell to other customers. Alternatively, if we are unable to project customer requirements accurately, we may not build enough products, which could lead to delays in product shipments and lost sales opportunities in the near term, as well as force our customers to identify alternative sources, which could affect our ongoing relationships with these customers. We have in the past had customers dramatically increase their requested production quantities with little or no advance notice and after they had submitted their original order. We have on occasion been unable to fulfill these revised orders within the time period requested. Either underestimating or overestimating demand would lead to excess, obsolete or insufficient inventory, which could harm our operating results, cash flow and financial condition, as well as our relationships with our customers. For example, we recorded inventory write-downs of $3.3 million, $1.9 million and $0.8 million in the fiscal years ended 2005, 2004, and 2003, respectively.

We receive a substantial portion of our revenues from one customer and most of our revenues from a small number of customers, and the loss of, or a significant reduction in, orders from that customer or our other largest customers would adversely affect our operations and financial condition.

We receive a substantial portion of our revenues from one customer, LG Electronics Inc. of South Korea. We received an aggregate of approximately 37% of our revenues from LG for fiscal year 2005 and 43% of our revenues from LG in fiscal year 2004. We anticipate that we will continue to be dependent on LG for a significant portion of our revenues in the immediate future; however, we do not have long-term contractual purchase commitments from LG, and we cannot assure you that LG will continue to be our customer. We received an aggregate of approximately 80% of our revenues from our ten largest customers for 2005. Any action by LG or any of our other largest customers that affects our orders, product pricing or vendor status could significantly reduce our revenues and harm our financial results. For example, in the fourth quarter of 2004, we experienced a 33% sequential quarterly decline in revenues from LG as a result of LG’s prior increase in inventory of our products in the third quarter in anticipation of the peak fourth-quarter buying season for the wireless handsets in which our products are primarily used by LG. In the future, our sales to LG or our other large customers will continue to be susceptible to this type of quarterly fluctuation as our customers manage their inventories, principally for seasonal variations. In particular, our customers’ increase in inventory of our products in advance of this peak buying season for wireless handsets often leads to sequentially lower sales of our products in the first calendar quarter and, potentially, late in the fourth calendar quarter. In addition, while in the past the principal LG divisions that purchase our products have been separately responsible for purchasing, inventory and other supply chain logistics, these functions of these divisions underwent a consolidation in 2005. This consolidation has reduced our ability to forecast orders from LG because we no longer receive orders directly from the LG divisions using our products. In addition, we are required to supply inventory to a centralized location based on a forecast provided by LG for the ensuing 30 days on a consolidated basis, which requires us to incur the cost of producing materials in advance of receiving a purchase commitment from LG. If LG does not purchase the inventory that was forecasted, we will be required to find alternative customers for the inventory and we may be unsuccessful in doing so at acceptable prices or at all, which would require us to write down or write off the inventory supplied by us to LG’s centralized location. LG implemented this consolidation and hub structure in 2005. We therefore have limited experience in understanding and forecasting LG’s ordering patterns under this structure. Because our largest customers account for such a significant part of our business, the loss of, or a decline in sales to, any of our major customers would negatively impact our business.

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

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. Our competitiveness and future success depends on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. A fundamental shift in technologies in any of our product markets could harm our competitive position within these markets. Our failure to anticipate these shifts, to develop new technologies or to react to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenues and a loss of design wins to our competitors. The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors, including:

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

We obtain a portion of our revenues through sales to distributors located outside of North America who act as our fulfillment representatives. Sales to distributors accounted for 42% and 40% of our revenues for fiscal years 2005 and 2004, respectively. In the normal course of their operation as fulfillment representatives, these distributors typically perform functions such as order scheduling, shipment coordination, inventory stocking, payment and collections and, when applicable, currency exchange between purchasers of our products and these distributors. Our distributors’ compensation for these functions is reflected in the price of the products we sell to these distributors. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. If these distributors are unable to pay us in a timely manner or if we anticipate that they will not pay us, we may elect to withhold future shipments, which could adversely affect our operating results. For example, during the fourth quarter of 2004, a number of our distributors in China delayed payments to us, generally due to an unanticipated regional increase in restrictions on credit. As a result of these liquidity concerns, we limited our sales to these distributors, which adversely affected our revenues and operating results in the fourth quarter of 2004. If one of our distributors experiences severe financial difficulties, becomes insolvent or declares bankruptcy, we could lose product inventory held by that distributor and we could be required to write off the value of any receivables owed to us by that distributor. We could also be required to record bad debt expense in excess of our reserves. For example, in the first quarter of 2005, we noticed a slowing in the payment pattern of our largest distributor, EPCO Technology Co., Ltd., and it became apparent that EPCO had serious financial problems. As a result, we recorded a bad debt expense of $0.1 million in the fourth quarter of 2004. We have since ceased doing business with EPCO, from which we received approximately 7% of our revenues in 2004, and have engaged replacement distributors. In the future, we may not be successful in recognizing these indications or in finding replacement distributors in a timely manner, or at all, which could harm our operating results, cash flow and financial condition.

Our distributor arrangements often require us to accept product returns and to provide price protection, which could harm our operating results or, if we fail to take these steps, could harm our relationship with these distributors and lead to a loss of revenues.

A substantial portion of our sales are made through third-party distribution arrangements, which include stock rotation rights that generally permit the return of up to 5% and, in the case of one customer, 8%, of the previous six months’ purchases. We also may be obligated to repurchase unsold products from a distributor if we decide to terminate our relationship with that distributor. Our arrangements with our distributors typically also include price protection provisions if we reduce our list prices. We record estimated returns at the time of shipment, and we record reserves for price protection at the time we decide to reduce our list prices. In the future, we could receive returns or claims that are in excess of our estimates and reserves, which could harm our operating results. If our relationship with any of our distributors deteriorates or terminates, it could lead to a temporary or permanent loss of revenues until a replacement sales channel can be established to service the affected end-user customers, as well as inventory write-offs or accounts receivable write-offs. We may not be successful in finding suitable alternative distributors and this could adversely affect our ability to sell in certain locations or to certain end-user customers.

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

As of December 31, 2005, we had a material weakness and significant deficiencies in our internal controls over financial reporting. If we fail to maintain an effective system of internal control, we may not be able to report our financial results accurately, which may cause investors to lose confidence in our reported financial information and have an adverse effect on the trading price of our common stock.

In connection with the annual audit of our consolidated financial statements for the year ended December 31, 2005, an error requiring an adjustment to correct our tax expense and deferred tax assets as a consequence of the intercompany transactions relating to the implementation of our international tax structure was identified by our independent registered public accounting firm. This adjustment, which was for an amount that was material to our consolidated financial statements, is evidence that our controls over the preparation and review of our income tax provision and related deferred tax accounts did not operate effectively as we transitioned to our current international tax structure. Due to the size of the adjustment, this constitutes a material weakness in our internal control over financial reporting. In addition, our independent registered public accounting firm identified errors requiring adjustments relating to our expensing of stock options granted to certain consultants and our valuation of our inventory held by our subcontractors, which constitute significant deficiencies in our internal control over financial reporting.

We have not completed our implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and as a result, our independent registered public accounting firm was not engaged to audit, nor has it audited, the effectiveness of our internal control over financial reporting. Accordingly, our independent registered public accounting firm has not rendered an opinion on our internal control over financial reporting. We intend to take measures, including the hiring of additional personnel, that we believe will remediate these weaknesses in our internal controls. However, we cannot assure you that we have identified all, or that we will not in the future have or identify additional material weaknesses or significant deficiencies, or that our remedial measures will be sufficient to resolve any material weakness or significant deficiency. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in the implementation of improvements to our internal controls, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act for 2002 for us beginning with our Annual Report on Form 10-K for the year ending December 31, 2006, which we will file in early 2007. The existence of a material weakness or a significant deficiency could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price. These matters are explained in greater detail under “Management’s Discussion and Analysis—Internal Control Over Financial Reporting.”

Our current backlog may not be indicative of future sales.

Due to the nature of our business, in which order lead times may vary, and the fact that customers are generally allowed to reschedule or cancel orders on short notice, we believe that our backlog is not necessarily a good indicator of our future sales. Our quarterly revenues also depend on orders booked and shipped in that quarter. Because our lead times for the manufacturing of our products generally take six to ten weeks, we often must build in advance of orders. This exposes us to certain risks, most notably the possibility that expected sales will not occur, which may lead to excess inventory, and we may not be able to sell this inventory to other customers. In addition, we supply LG, our largest customer, through its central hub and we do not record backlog with respect to the products we ship to the hub. Therefore, our backlog may not be a reliable indicator of future sales.

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

During a power management product’s life, its selling price tends to decrease for a particular application. As a result, to maintain gross margins on our products, we must continue to identify new applications for our products, reduce manufacturing costs for our existing products and introduce new products. If we are unable to identify new, high gross margin applications for our existing products, reduce our production costs or sell new, high gross margin products, our gross margins will suffer. A sustained reduction in our gross margins could harm our future operating results, cash flow and financial condition, which could lead to a significant drop in the price of our common stock.

Substantially all of our customers and operations are located in Asia, which subjects us to additional risks, including regionalized economic influences, logistical complexity, political instability and currency fluctuations.

We conduct, and expect to continue to conduct, almost all of our business with companies that are located outside the United States. Based on ship-to locations, we derived approximately 99% of our revenues from customers outside of the United States in fiscal years 2005, 2004 and 2003, and approximately 96%, 95%, and 94% of our revenues came from customers in Asia, particularly South Korea, Taiwan, China and Japan, in fiscal years 2005, 2004 and 2003, respectively. A vast majority of our contract manufacturing operations are located in South Korea, Taiwan, Malaysia and China. As a result of our international focus, we face several challenges, including:

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

We initiated a lawsuit against Linear Technology Corporation in February 2006 for unfair business practices, interference with existing and prospective customers and trade libel, as well as a declaration of patent invalidity and non-infringement. In this case, we are seeking to prevent Linear Technology from continuing a marketing campaign designed to disrupt our business relationships and sales by suggesting to our customers that our products infringe several U.S. patents owned by Linear Technology. As we informed Linear Technology in 2003 and 2004, and as discussed in our prior public filings, we believe that none of our products infringe the patents in question. However, whether or not we prevail in this lawsuit, we expect to incur significant legal expenses related to this case. If we are unsuccessful in this case, our business and our ability to compete in foreign markets could be harmed, and we could be enjoined from selling the accused products in the United States, either directly or indirectly, which could have a material adverse impact on our revenues, financial condition, results of operations and cash flows.

In February 2006, in a related action, Linear Technology petitioned the United States International Trade Commission (USITC) requesting that the USITC initiate an examination to determine if certain of our products infringe certain patents owned by Linear Technology under Section 337 of the Tariff Act. The patents involved in this action are a subset of the patents involved in the lawsuit that we filed against Linear Technology. The accused products include charge pumps and switching regulators and are similar to the products involved in our lawsuit with Linear Technology. As with any litigated matter, we expect to incur expenses defending this action. Because the subject matter of this action is similar to the subject matter involved in our lawsuit with Linear Technology, we expect the costs associated with these two matters to be substantially less than the costs that would typically result from two unrelated matters. If we are unsuccessful in this case, our business and our ability to compete in foreign markets could be harmed, and we could be enjoined from selling the accused products in the United States, either directly or indirectly, which could have a material adverse impact on our revenues, financial condition, results of operations and cash flows.

We also are currently involved in a lawsuit initiated by Siliconix incorporated in which Siliconix has alleged that certain of our TrenchDMOS products infringe three patents held by Siliconix, and we have already incurred significant legal expenses related to our defense. In October 2005, two separate lawsuits filed by Siliconix against Denso Corporation and Matsushita Electrical Industrial Co. Ltd. were consolidated with the case against us. As a result, an earlier stay of the Siliconix case against us has been lifted. Unless the lawsuit is settled earlier, we expect to go to trial no earlier than the second quarter of 2007. Although we do not believe that our TrenchDMOS products infringe the Siliconix patents at issue, if these products are found by a court to infringe, then we would be unable to continue to sell these products in the United States. Sales of our products in the Unites States that Siliconix claims infringe its U.S. patents are minimal, and sales of all of our TrenchDMOS products worldwide represented less than 1% of our revenues in 2005. As a result, we believe that any decision in this case, even if favorable to Siliconix, is unlikely to have a material adverse impact on our revenues, financial condition, results of operations or cash flows. However, any significant impairment of our intellectual property rights from any litigation we face could harm our business and our ability to compete.

Our failure to protect our intellectual property rights adequately could impair our ability to compete effectively or to defend ourselves from litigation, which could harm our business, financial condition and results of operations.

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies and know-how. While we have 23 issued patents and four allowed patents in the United States and eight issued patents internationally as of December 31, 2005 and have an additional 74 patent applications pending in the United States and internationally, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be challenged or circumvented by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products.

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

We have experienced significant growth in a short period of time. Our revenues have increased from approximately $1.0 million in 2001 to $68.3 million in 2005. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

We have also grown from 110 employees on January 1, 2004 to 200 employees on December 31, 2005, with many located in regional and international offices. Our international growth may subject us to income and transaction taxes in the United States and in multiple foreign locations. Our future effective tax rates could be affected by changes in our U.S. and foreign tax estimates and liabilities, or changes in tax laws or the interpretation of such tax laws. If additional taxes are assessed against us, our operating results or financial condition could be materially affected.

Our expansion has placed a significant strain on our management, personnel, systems and resources. Any future expansion is likely to result in additional strain on our managerial infrastructure. To manage our growth successfully and handle the responsibilities of being a public company, we believe we must effectively:

•	recruit, hire, train and manage additional qualified engineers for our research and development activities, especially in the positions of design engineering, product and test engineering, and applications engineering;

•	continue to implement and improve adequate administrative, financial and operational systems, procedures and controls; and

•	enhance our information technology support for enterprise resource planning and design engineering by adapting and expanding our systems and tool capabilities, and properly training new hires as to their use.

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

A failure to maintain our international structure may adversely affect our tax rate, financial condition and operating results.

During 2005, we realigned certain areas of our operations in connection with the implementation of an international structure. This realignment required us to transfer certain functions previously handled in our Sunnyvale, California headquarters to offices in foreign jurisdictions, primarily Macau. If we fail to maintain our realigned operations, our operating results may be adversely affected. Additionally, our international structure results in an increased volume of transactions and accounting for those transactions may require us to increase our headcount either domestically or internationally. A failure to process those transactions in an accurate and timely manner could be indicative of a material weakness in our internal controls over financial reporting. Our international structure requires that we understand complex tax laws and regulations in various domestic and international jurisdictions. If we are unable to comply with domestic and international tax laws, our tax rate and our financial condition may be adversely impacted. Further, the domestic and international tax laws governing our structure are subject to change, which could adversely affect our operations and financial results.

The requirement that we expense employee stock options will significantly reduce our net income in future periods.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, or SFAS 123R, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R became effective for our quarter beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. As a result of adopting SFAS 123R, we will now have additional stock compensation expense associated with grants after April 4, 2005, the date of our initial filing of our registration statement in connection with our initial public offering, based on the grant date fair value. The ultimate amount of future stock compensation expense will depend upon the number of grants, the estimated grant date fair value, which depends upon significant assumptions including stock volatility and estimated term, the assumed forfeiture rate and the requisite service period for future grants. This expense will exceed the expense we currently record for our stock-based compensation plans and correspondingly reduce our reported net income in future periods.

We have incurred and will continue to incur increased costs as a result of being a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq National Market, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Because we have only recently become a public company and have a limited history with these types of expenses, we may not accurately estimate these expenses in our financial planning. In addition, our current and future financial results may be more difficult to compare to prior periods when we did not incur these types of expenses.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 is uncertain, and if we fail to comply with these standards in a timely manner, our business could be harmed and our stock price could decline.

We will be required to comply with the rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002 by December 31, 2006. We expect to incur additional expense as we implement policies and procedures and take other steps to comply with these rules, which require management to report on, and our independent registered public accounting firm to attest to, our internal controls. In addition, the Nasdaq National Market, on which our common stock is listed, has adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices. Our efforts to comply with such laws, rules and regulations require a significant amount of management time and are costly. If we fail to comply in a timely manner with the requirements of Section 404 or other requirements, public perception of our internal controls could be damaged, causing our financial results to suffer and our stock price to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located in a leased facility in Sunnyvale, California, consisting of approximately 27,980 square feet of office space, under a three-year lease that expires in 2007. This facility accommodates our principal engineering, technology, administrative and finance activities. We also lease an office in Richardson, Texas for design engineering, consisting of approximately 6,185 square feet of office space under a five-year lease that expires in 2009.

Our manufacturing operations, planning, logistics and package engineering activities are located throughout Asia where we lease approximately 7,030 square feet of office space in Hong Kong, Special Administrative Region China under a four-year lease that expires in 2006; approximately 13,837 square feet of office space in Chupei, Taiwan, under a three-year lease that expires in 2007; and approximately 900 square feet of office space in Macau, Special Administrative Region China, under a two-year lease that expires in 2007.

Our Asia sales offices occupy additional leased facilities in Taipei, Taiwan; Tokyo, Japan; Seoul, South Korea; and Shanghai, Beijing and Shenzen, China. In Europe, we have an additional sales office lease in Stockholm, Sweden and London, England.

We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available for lease to meet future needs.

ITEM 3. LEGAL PROCEEDINGS

In May 2003, we received a letter from Linear Technology Corporation alleging that certain of our charge pump products infringed United States Patent No. 6,411,531 owned by Linear Technology. In August 2004, we received a letter from Linear Technology alleging that certain of our switching regulator products infringed United States Patent Nos. 5,481,178, 6,304,066 and 6,580,258. In response to these letters, we contacted Linear Technology to convey our good faith belief that we do not infringe the patents in question. Since that time, there have been no additional communications by Linear Technology to us. In spite of our efforts to assure Linear Technology that we do not infringe their U.S. patents, we have recently become aware of a marketing campaign conducted by Linear Technology in which they seek to disrupt our business relationships and sales by suggesting to our customers that our products infringe the same U.S. patents mentioned in their two letters to us. As a result, in February 2006, we initiated a lawsuit against Linear Technology for unfair business practices, interference with existing and prospective customers and trade libel, as well as a declaration of patent invalidity and non-infringement.

In February 2006, in a related action, Linear Technology petitioned the United States International Trade Commission (USITC) requesting that the USITC initiate an examination to determine if certain of our products infringe certain patents owned by Linear Technology under Section 337 of the Tariff Act. The patents involved in this action are a subset of the patents involved in the lawsuit that we filed against Linear Technology. The accused products include charge pumps and switching regulators and are similar to the products involved in our lawsuit with Linear Technology. As with any litigated matter, we expect to incur expenses defending this action. Because the subject matter of this action is similar to the subject matter involved in our lawsuit with Linear Technology, we expect the costs associated with these two matters to be substantially less than the costs that would typically result from two unrelated matters. If we are unsuccessful in this case, our business and our ability to compete in foreign markets could be harmed, and we could be enjoined from selling the accused products in the United States, either directly or indirectly, which could have a material adverse impact on our revenues, financial condition, results of operations and cash flows.

We believe that none of our products infringe the Linear Technology patents in question. However, whether or not we prevail in this lawsuit, we expect to incur significant legal expenses related to this case. If we are unsuccessful in this case, our business and our ability to compete in foreign markets could be harmed and we could be enjoined from selling the accused products in the United States, either directly or indirectly, which could have a material adverse impact on our revenues, financial condition, results of operations and cash flows.

In January 2004, Siliconix incorporated filed a patent infringement lawsuit against us in the U.S. District Court for the Northern District of California. This lawsuit identifies three patents: U.S. Patent No. 5,034,785 entitled “Planar Vertical Channel DMOS Structure,” U.S. Patent No. 4,767,722 entitled “Method for making planar vertical channel DMOS structures” and U.S. Patent No. 4,967,245 entitled “Trench Power MOSFET Device.” The complaint also identifies three accused products: our AAT9125, AAT7300 and AAT7301E TrenchDMOS products.

The complaint requests an injunction to prevent us from allegedly infringing the patents as well as an award of monetary damages, attorneys’ fees, costs and expenses. Our initial response included counterclaims seeking a declaratory judgment of non-infringement, invalidity and unenforceability of the involved patents. Since that time, both parties have participated in discovery and preliminary claim construction. In August 2004, the U.S. Patent and Trademark Office granted our request for reexamination of two of the involved patents. As a result of the pending reexamination, all proceedings in this lawsuit were stayed. In October 2005, two separate lawsuits filed by Siliconix against Denso Corporation and Matsushita Electrical Industrial Co. Ltd. were consolidated by the U.S. District Court for the Northern District of California, and all three lawsuits were assigned to the same judge. As a result, the earlier stay of the Siliconix case against us has been lifted. Unless the lawsuit is settled earlier, we expect to go to trial no earlier than the second quarter of 2007.

At this time, we believe that we have a meritorious defense to each of Siliconix’s claims. If we do not prevail in this litigation, we could be ordered to pay monetary damages, and we could be enjoined from selling the accused products in the United States, either directly or indirectly. Each of the patents involved in this lawsuit will expire prior to August 2008. Although we do not believe that our TrenchDMOS products infringe the Siliconix patents at issue, if these products are found by a court to infringe, then we would be unable to continue to sell these products in the United States. Sales of our products in the United States that Siliconix claims infringe its U.S. patents are minimal, and sales of all of our TrenchDMOS products worldwide represented less than 1% of our revenues in 2005. As a result, we believe that any decision in this case, even if favorable to Siliconix, is unlikely to have a material adverse impact on our revenues, financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 18, 2005, our stockholders approved by written consent the following actions in connection with our initial public offering:

1)	An amendment of our Certificate of Incorporation to effect a reverse stock split at a ratio within the range of one-for-two to one-for-four and authorization of our Board of Directors to set the exact ratio within such range.

2)	An amendment and restatement of our Certificate of Incorporation was effective on the closing of our initial public offering, to, among other things, (i) increase the number of shares of authorized common stock to 100,000,000 (post-split), (ii) delete the provisions in the certificate designating the rights and preferences of our preferred stock which would no longer be outstanding following the conversion of such preferred stock into common stock upon the closing of the initial public offering and the creation of 5,000,000 shares (post-split) of undesignated shares of authorized preferred stock, (iii) authorize the creation of three classes of directors with staggered three year terms and (iv) provide for certain other amendments.

3)	An amendment and restatement of our Bylaws was effective on the closing of our initial public offering.

4)	The election of (i) Jaff Lin and Richard Williams as Class I directors, (ii) Samuel Anderson and Kenneth Lawler as Class II directors and (iii) C. Thomas Weatherford as a Class III director, at the closing of our initial public offering.

5)	The adoption of our 2005 Equity Incentive Plan and our 2005 Employee Stock Purchase Plan, was effective on the closing of our initial public offering.

6)	A form of indemnity agreement entered into with certain of our former and current directors and officers and was entered into with each of our current and future directors and officers.

We did not receive written consent from every stockholder. As of the record dates for taking such action, we had 64,402,876 (pre-split) shares of our common stock outstanding (on an as-if-converted to common stock basis). The results of the voting from stockholders that returned written consents for the actions listed above were 43,120,512 (pre-split) for and 1,204,163 (pre-split) against.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this item regarding equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our 2006 Proxy Statement and is incorporated herein by reference. For additional information on our stock incentive plans and activity, see Note 4 to our Consolidated Financial Statements included in Item 8 of this Report.

Market Price of Our Common Stock

Our common stock began trading on the Nasdaq National Market on August 4, 2005 under the symbol “AATI.” The following table sets forth the quarterly information on the price range of our common stock based on the high and low sale prices for our common stock as reported by the Nasdaq National Market for the periods indicated:

	High	Low
Year Ended December 31, 2005
Third Quarter (from August 4, 2005)	$13.90	$10.70
Fourth Quarter	$15.48	$9.70

Year Ending December 31, 2006
First Quarter (through March 3, 2006)	$15.75	$11.19

As of December 31, 2005, there were approximately 324 record holders of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and we do not currently intend to pay any cash dividends on our common stock. We expect to retain future earnings, if any, to fund the development and growth of our business. In addition, our loan and security agreement prohibits us from paying dividends to holders of our common stock. Any future determination to pay dividends on our common stock will be, subject to applicable law, at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2005 to December 31, 2005, we have issued and sold the following unregistered securities:

1. In July 2005, we issued a warrant to purchase 6,297 shares of our common stock for an aggregate exercise price of $5,000 to a former employee in connection with the settlement of an outstanding claim.

2. In September 2005, we issued 18,000 shares of our common stock to a former employee in connection with the settlement of an outstanding claim.

The issuance of securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. You should read the following table in conjunction with the consolidated financials statements and related notes contained elsewhere in the report on Form 10-K. Operating results for any year are not necessarily indicative of results for any future periods.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Statement of Operations Data
NET SALES	$68,298	$51,345	$26,478	$9,681	$954
Cost of revenues (including stock-based compensation of $112, $42, $0, $0 and $0 in 2005, 2004, 2003, 2002 and 2001 respectively)	26,964	19,115	12,781	6,842	1,621

GROSS PROFIT (LOSS)	41,334	32,230	13,697	2,839	(667)

OPERATING EXPENSES:
Research and development (including stock-based compensation of $784, $300, $0, $0 and $33 in 2005, 2004, 2003, 2002 and 2001 respectively)	19,479	14,306	7,104	5,440	7,041
Sales, general and administrative (including stock-based compensation of $1,493, $576, $0, $27 and $0 in 2005, 2004, 2003, 2002 and 2001, respectively)	17,651	11,241	5,491	3,443	3,242

Total operating expenses	37,130	25,547	12,595	8,883	10,283

INCOME (LOSS) FROM OPERATIONS	4,204	6,683	1,102	(6,044)	(10,950)
OTHER INCOME (EXPENSES):
Interest and other income	2,058	157	24	52	522
Interest and other expense	(121)	(43)	(203)	(43)	—

Total other income (expense), net	1,937	114	(179)	9	522

INCOME (LOSS) BEFORE INCOME TAXES	6,141	6,797	923	(6,035)	(10,428)
PROVISION (BENEFIT) FOR INCOME TAXES	4,056	(8,381)	50	36	37

NET INCOME (LOSS)	$2,085	$15,178	$873	$(6,071)	$(10,465)

NET INCOME (LOSS) PER SHARE:
Basic	$0.10	$3.43	$0.35	$(2.63)	$(4.82)
Diluted	$0.05	$0.46	$0.04	$(2.63)	$(4.82)
WEIGHTED AVERAGE SHARES USED IN NET INCOME (LOSS) PER SHARE CALCULATION:
Basic	21,025	4,420	2,505	2,309	2,169
Diluted	40,147	33,214	22,248	2,309	2,169
Cash dividend declared per common share	—	—	—	—	—

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$124,377	$21,705	$14,262	$1,912	$7,634
Working capital	135,973	34,792	18,269	1,652	7,901
Total assets	151,323	44,989	24,458	7,962	12,079
Total stockholders’ equity	140,402	38,953	19,690	3,097	9,128

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” above. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report on Form 10-K, particularly under the heading “Trends, Risks and Uncertainties.”

Overview

We are a supplier of power management semiconductors for mobile consumer electronic devices, such as wireless handsets, notebook and tablet computers, smartphones, digital cameras and personal media players. We focus our design and marketing efforts on the application-specific power management needs of consumer, communications and computing applications in these rapidly-evolving devices. We currently offer a portfolio of over 480 power management products comprising Power Management application-specific standard products, or ASSPs, and selected general-purpose analog integrated circuits, or ICs, in single-chip and multi-chip packages. We sell directly to original equipment manufacturers, or OEMs, including LG Electronics, Inc., Samsung Electronics Co., Ltd., Motorola, Inc., Sagem SA, Innertech and Pantech & Curitel Communications, Inc. We sell through distributors and original design manufacturers, or ODMs, to other system designers, including Hewlett-Packard Company, Dell Inc., Texas Instruments Incorporated, HTC Corporation and Compal Electronics, Inc.

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

As a result of the length of our development and sales cycle, our revenues for any period generally are weighted toward products introduced for sale in the prior one to two years. For example, in 2005, we generated a majority of our revenues from products introduced in 2004 and 2003. Accordingly, we expect that the majority of our revenues in 2006 and 2007 may be dependent on products that we have only recently developed or that we may not yet have developed or introduced. In this regard, our present revenues are not necessarily representative of future sales because our future sales are likely to be comprised of a different mix of products.

We sell our products through our direct sales and applications support organization to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, and contract electronics manufacturers, as well as through arrangements with distributors that fulfill third-party orders for our products. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. We receive a substantial portion of our revenues from a small number of customers. We received an aggregate of approximately 80% of our revenues from our ten largest customers in each of the years ended December 31, 2005 and 2004. Our largest direct customer is LG Electronics Inc., or LG, which accounted for 37% and 43% of our revenues for years ended December 31, 2005 and 2004, respectively.

It is difficult for us to forecast the demand for our products, in part because of the highly complex supply chain between us and the consumer end users of the mobile consumer electronic devices that incorporate our products. We believe that our customer’s buying patterns are more predictable over a six-month period versus a three-month period, as a result, our forecasting of quarterly results are more difficult than our half-year outlook. Additionally, our design wins are usually based on a half-yearly cycle, especially for the handset market. Consumer demand for new features changes rapidly. Parties such as wireless service providers directly respond to and influence these consumer preferences through device selection and orders to the OEMs for these devices. Distributors, ODMs and contract electronics manufacturers often add an additional layer of complexity between us and consumer end users. As a result, we must forecast demand not only from our customers, but also from other participants in this multi-level distribution channel. Our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our relationship with these customers. Conversely, our failure to forecast declining demand or shifts in product mix can result in excess or obsolete inventory. For example, in 2004, we recorded an inventory write-down of $1.9 million because our forecast of demand in early 2004 proved to be optimistic and a significant portion of these newly manufactured products ended up with no forecasted demand in the second half of 2004. For the year ended December 31, 2005, we recorded inventory write-downs of $3.3 million. In addition, if we do not incorporate the partially fabricated wafers held for us by our suppliers into our products in a timely fashion, we may still become obligated to purchase these materials, which may reduce our gross margins.

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

We derive substantially all of our revenues from sales to foreign customers, particularly in Asia. For the year ended December 31, 2005, approximately 96% of our revenues were from sales in Asia, including approximately 58% in South Korea, 21% in Taiwan, 15% in China and 2% in Japan. For the year ended December 31, 2004, approximately 95% of our revenues were from sales in Asia, including approximately 62% in South Korea, 17% in Taiwan, 15% in China and 1% in Japan. For the year ended December 31, 2003, approximately 94% of our revenues were from sales in Asia, including approximately 53% in South Korea, 22% in Taiwan, 17% in China and 2% in Japan. We believe that a substantial majority of our revenues will continue to come from customers located in Asia, where most of the mobile consumer electronic devices that use our ICs are manufactured. As a result of this regional customer concentration, we have been and expect to continue to be particularly subject to economic and political events, health crises and other developments that impact our customers in Asia. For example, our sales in late 2004 were harmed by the Chinese government reducing the availability of credit to domestic businesses. China, in particular, is an emerging market where forecasting by our distributors is not accurate, and there can be rapid changes in the distribution system and market conditions. In order to limit our exposure to bad debt and late payment from distributors, we constrained sales to these customers by declining to fulfill orders, which reduced our revenues for this period. We continue to closely monitor payments owed to us by our customers who may continue to be affected by this reduced availability of credit in China. In addition, we believe that our second quarter 2003 results of operations were significantly harmed by the Severe Acute Respiratory Syndrome, or SARS, epidemic experienced in Asia during that time, which reduced demand for our products by our customers in Asia. All of our sales and substantially all of our cost of revenues are denominated in U.S. dollars. In addition, a majority of our operating expenses are incurred either in the United States or in countries with currencies that are tied to the U.S. dollar, such as China and Hong Kong. Accordingly, we believe that our overall exposure to foreign exchange risk is low.

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

For the fiscal year ended December 31, 2005 our revenues increased as compared to fiscal 2004, on increased sales volume from LG, our largest customer, and overall broad-based sales growth. Our margins for the year were 61%, which decreased by 2% over the prior year, primarily due to unfavorable product mix, decreased average selling prices, higher cost of revenues from lower yields on new products we began production earlier than initially planned due to customer demand, and were offset in part by a reduction in warranty expense experience and improved economies of scale. Our operating expenses increased due to a greater impact of stock based compensation, increased consulting and other professional fees, higher bad debt expenses, higher non-recurring engineering expenses, higher compensation related expenses and expenses associated with being a public company. We expect that our headcount will continue to increase during fiscal 2006. Lastly, our effective income tax rate for year ended December 31, 2005 was at 66%, we expect that our effective income tax rate will decrease significantly in fiscal 2006 as a result of the implementation of our international tax structure.

Results of Operations

The following table sets forth our unaudited historical operating results, as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2005	2004	2003
NET SALES	100.0%	100.0%	100.0%
Cost of revenues	39.5	37.2	48.3

GROSS PROFIT	60.5	62.8	51.7
OPERATING EXPENSES:
Research and development	28.5	27.8	26.8
Sales general and administrative	25.8	21.9	20.7

Total operating expenses	54.3	49.7	47.5

INCOME FROM OPERATIONS	6.2	13.1	4.2
OTHER INCOME (EXPENSE):
Interest and other income	3.0	0.3	0.1
Interest and other expense	(0.2)	(0.1)	(0.8)

Total other income (expense), net	2.8	0.2	(0.7)

INCOME BEFORE INCOME TAXES	9.0	13.3	3.5
PROVISION (BENEFIT) FOR INCOME TAXES	5.9	(16.3)	0.2

NET INCOME	3.1%	29.6%	3.3%

Comparison of the Periods Ended December 31, 2005, 2004 and 2003

Revenues

The following table illustrates our revenues by our principal product families:

	Years Ended December 31,
	2005		2004		2003
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
	(dollar amounts in thousands)
TPM IC*	$50,803	74%	$38,507	75%	$19,443	73%
ASPM**	16,968	25	12,275	24	6,554	25
Other***	527	1	563	1	481	2

Total	$68,298	100%	$51,345	100%	$26,478	100%

*	Total Power Management Integrated Circuit
**	Application Specific Power Metal Oxide Semiconductor Field Effect Transistor
***	Other consists of primarily Discrete Metal Oxide Semiconductor Field Effect Transistor and non recurring engineering revenue

Our revenues consist of sales of our power management semiconductor products, including total power management integrated circuits, or TPM ICs, and application-specific power MOSFETs, or ASPMs, net of sales discounts, sales returns and distributor stock rotation allowances and incentives. All of our sales are denominated in U.S. dollars.

Our revenues for the year ended December 31, 2005 as compared to 2004 increased, due to increased sales of our ASPM and TPM IC products. The increase in revenues was almost entirely produced by an increase in unit volume sales of approximately 40% for fiscal, 2005 as compared to 2004. Our average selling prices decreased by approximately 5% in fiscal 2005 as compared to 2004. The increase in TPM IC revenues was primarily driven by increased sales of our ChargePump products for fiscal 2005, as compared to 2004. The increase in ASPM revenues in fiscal 2005 as compared to 2004 was primarily attributable to increased sales of our SmartSwitch products. The timing of our sales were also affected by our largest customer, LG, which began restructuring its supply chain during the first quarter of 2005 and required its suppliers to place inventory at a central supply hub. Revenue is not recognized until LG pulls the product from the hub, which is when risk of loss and title transfers. We began shipping products to LG’s hub in late May 2005 and as a result, although we shipped products to LG’s hub and LG began to pull a limited number of units of certain of our products from the hub in the second quarter of 2005, we believe that LG’s use of units of our products that we had previously delivered to LG and recognized as revenue under our former procedures instead of pulling units of those products from the hub resulted in our revenues attributable to LG being lower in the three months ended June 30, 2005 than they would have been had LG not initiated the hub structure. We believe that the majority of these inventories were depleted during the second quarter of 2005. During the third and fourth quarter of 2005 LG increased inventory pulls from the Hub; however, aggregate sales to LG increased by 13% for fiscal 2005 as compared to 2004.

Our revenues for the year ended December 31, 2004 as compared to 2003 increased, due to increased sales of our TPM IC and ASPM products. The ASP of our products increased by approximately 29% from 2003 to 2004, while our unit volume increased by approximately 50% during this same period. The higher ASP for 2004 compared to 2003 is attributable to a more favorable product mix primarily due to sales of recently introduced products in 2004. The ASP of existing products used for the same applications declined in 2004. Revenues relating to our TPM IC products increased $19.1 million in 2004, or 98%, compared to 2003. This increase was due primarily to sales of ChargePump products for white LED backlighting of color displays, which grew substantially, especially for wireless handsets, and also new applications such as camera flash and USB On-The-Go. USB On-The-Go is USB designed for mobile applications. Revenues relating to our ASPM products increased $5.7 million in 2004, or 87%, compared to 2003. This increase was due primarily to increased sales of our SmartSwitch products. Aggregate sales to LG grew by 168% in 2004 compared to 2003. During this period, we experienced increasing concentration of our revenues from LG, with LG accounting for 43% of our revenues in 2004 compared to 32% in 2003. Aggregate revenues in 2004 from customers other than LG grew 69% over 2003. Late in 2004, we experienced a substantial decline in revenues from LG, as a result of LG’s prior increase in inventory of our products in the third quarter in anticipation of the peak fourth quarter buying season for the wireless handsets in which our products are primarily used by LG. Our sales in late 2004 also were harmed by the Chinese government reducing the availability of credit to domestic businesses. In order to limit our exposure to bad debt and late payment from distributors, we constrained sales to these customers by declining to fulfill orders, which reduced our revenues for this period.

LG accounted for approximately 37%, 43% and 32% of our revenues in fiscal 2005, 2004 and 2003, respectively. One of our distributors, Asian Information Technology Inc., accounted for approximately 11% of our revenues in fiscal 2005.

Gross Profit

	Years Ended December 31,		Increase (Decrease)
	2005	2004
	(dollar amounts in thousands)
Net revenues	$68,298	$51,345	$16,953		33.0%
Cost of revenues	26,964	19,115	7,849		41.1%

Gross profit	$41,334	$32,230	$9,104		28.2%

Gross profit margin	60.5%	62.8%	(2.3	)% ppt.

Gross profit is the difference between revenues and cost of revenues, and gross margin represents gross profit as a percentage of revenues. Cost of revenues, also known as cost of goods sold, consists primarily of cost of processed silicon wafers, costs associated with assembly, test and shipping of our production ICs, cost of personnel associated with manufacturing support and quality assurance and occupancy costs associated with our manufacturing support activities. Our support, quality and sustaining expenses related to manufacturing are included in our cost of revenues.

Our gross margin was 61% for the year ended December 31, 2005, compared to 63% for the year ended December 31, 2004. This decrease was due to a number of factors:

•	3 percentage points of the decrease is attributable to unfavorable product mix and decreases to our average selling prices;

•	2 percentage points of the decrease is attributable to higher cost of revenues we incurred because of decreased production yields as a result of the earlier production of several new products, due to customer requests; and

•	these decreases were offset in part by a 2 percentage point reduction in warranty related expense arising from an improvement of our actual warranty experience and a 1 percentage point improvement due to benefits from economies of scale.

In 2005, the gross write-down of inventory was $3.3 million, partially offset by the sale of $1.2 million of previously written down inventory for a net provision of $2.1 million. During 2005, we physically scrapped $0.1 million of previously written-down inventory.

	Years Ended December 31,		Increase (Decrease)
	2004	2003
	(dollar amounts in thousands)
Net revenues	$51,345	$26,478	$24,867		93.9%
Cost of revenues	19,115	12,781	6,334		49.6%

Gross profit	$32,230	$13,697	$18,533		135.3%

Gross profit margin	62.8%	51.7%	11.1	% ppt.

Our gross margin in fiscal 2004 was 63%, compared to 52% in fiscal 2003. The increase in gross margin in 2004 from 2003 was primarily due to a number of factors:

•	8 percentage points of the increase is attributable to increases in higher-margin products in our overall product mix; and

•	2 percentage points of the increase is attributable to greater economy of scale cost benefits and cost reduction initiatives. The cost reduction initiatives included lower negotiated third-party wafer and assembly and test costs, as well as improved production yields resulting from improved test programs and training.

In 2004, the gross write-down of inventory was $1.9 million, partially offset by the sale of $0.3 million of previously written down inventory for a net provision of $1.5 million. During 2004, we physically scrapped $0.4 million of previously written-down inventory. The scrapping of the inventory had no impact on gross margins as the inventory had been previously written down. The large write-down in 2004 was driven specifically by our optimistic demand forecast in early 2004, which caused a major ramp in production of material. A significant portion of this newly manufactured material ended up with no forecasted demand in the second half of 2004. Similarly, in 2003, the gross write-down of inventory was $0.8 million, partially offset by the sale of $0.2 million of previously written-down inventory for a net provision of $0.6 million. During 2003, we physically scrapped $5,000 of previously written-down inventory.

Research and Development

	Years Ended December 31,		Increase (Decrease)
	2005	2004
	(dollar amounts in thousands)
Research and development	$19,479	$14,306	$5,173		36.2%
% of net revenues	28.5%	27.8%	0.7	% ppt.

Research and development expenses consist primarily of employee and contractor compensation, bonuses paid to employees for development of patentable designs under our patent award program and other performance bonuses, expenses for new product development and testing, expenses for process development, occupancy costs of research and development personnel, depreciation on research and development related equipment, and prototype costs for new products not yet released to production. We include expenses associated with new package development, engineering wafer lots and new test program developments in research and development expenses. We also include expenses associated with new product concept and definition and the preparation, filing and prosecution of patents and other intellectual property in research and development expenses. We anticipate that we will continue to invest significant amounts in research and development activities to pursue and develop new products, processes, devices, packages and intellectual property.

Research and development expenses for fiscal 2005 as compared to 2004, increased due to the following factors:

•	increased engineering headcount, which grew from 49 at December 31, 2004 to 58 at December 31, 2005 and accounted for increased payroll expenses of $2.8 million;

•	increased non-recurring engineering expenses of $1.0 million;

•	increased facilities and other occupancy expenses of $0.6 million;

•	increased stock compensation expense of $0.5 million; and

•	increased depreciation expense of $0.3 million.

These higher expenses were incurred as we increased expenditures related to accelerated development activities for new products, particularly for switching regulators. Our stock-based compensation expense associated with research and development personnel increased by $0.5 million due to an increased number of stock options granted to employees.

	Years Ended December 31,		Increase (Decrease)
	2004	2003
	(dollar amounts in thousands)
Research and development	$14,306	$7,104	$7,202		101.4%
% of net revenues	27.8%	26.8%	1.0	% ppt.

Research and development expenses for fiscal 2004 as compared to 2003, increased due to the following factors:

•	increased engineering headcount, which grew from 27 at December 31, 2003 to 49 at December 31, 2004 and accounted for increased payroll expenses of $2.3 million;

•	increased costs associated with product development, including non-recurring engineering costs for prototypes, testing and masks; and

•	increased costs of developing a new proprietary process technology, ModularBCD, during 2004.

We incurred stock-based compensation expense associated with research and development personnel of $0.3 million in 2004. The increase in the amortization of stock-based compensation is due to the higher balance of deferred stock-based compensation in the current period compared to zero balance of deferred stock-based compensation the prior period arising primarily from grants of stock options in 2004 with exercise prices below the estimated fair value of the common stock.

Sales, General and Administrative

	Years Ended December 31,		Increase (Decrease)
	2005	2004
	(dollar amounts in thousands)
Sales general and administrative	$17,651	$11,241	$6,410		57.0%
% of net revenues	25.8%	21.9%	3.9	% ppt.

Sales expenses consist primarily of employee and contractor compensation, sales performance and other bonuses, occupancy costs of sales personnel, sales commissions to independent sales representatives and promotional and marketing expenses. We include field application engineering support of sales activities in sales expense. General and administrative expenses consist primarily of employee and contractor compensation, bonuses, occupancy costs of general and administrative personnel, insurance and fees paid for professional services. Costs associated with audit and taxation, corporate governance and compliance, financial reporting and litigation matters are also general and administrative expenses.

Sales, general and administrative expenses for the fiscal 2005 as compared to 2004, increased due to the following factors:

•	increased headcount to support our growing revenue base, which accounted for increased payroll expenses of $2.1 million;

•	increased public company expenses by approximately $1.2 million, which was primarily from D&O insurance and increased consulting costs;

•	increased facilities and other occupancy expenses of $1.2 million, as we expanded our facilities to accommodate an increase in the number of employees;

•	increased commissions paid to our outside sales representatives by approximately $0.7 million, which was due to increased sales;

•	increased stock-based compensation expense associated with sales, general and administrative personnel by approximately $0.6 million due to an increased number of stock options granted to employees;

•	increased travel expenditures of approximately $0.4 million, which was due to increased sales related activities; and

•	increased bad debt expense of $0.2 million, which was primarily due to one of our Chinese distributors.

	Years Ended December 31,		Increase (Decrease)
	2004	2003
	(dollar amounts in thousands)
Sales general and administrative	$11,241	$5,491	$5,750		104.7%
% of net revenues	21.9%	20.7%	1.2	% ppt.

Sales, general and administrative expense for fiscal 2004, as compared to 2003, increased due to the following:

•	increased headcount, which caused payroll and bonus expenses to increase by $2.9 million;

•	increased sales commissions of $0.7 million associated with higher revenues;

•	increases in administrative personnel and higher professional services costs of $0.4 million to support our growth and in preparation for becoming a public company; and

•	increase in legal fees of $0.6 million in 2004, primarily in connection with a lawsuit alleging patent infringement.

We incurred stock-based compensation expense associated with sales and marketing personnel of $0.6 million in 2004. The increase in the amortization of stock-based compensation is due to the higher balance of deferred stock-based compensation in the current period compared to zero balance of deferred stock-based compensation the prior period arising primarily from grants of stock options in 2004 with exercise prices below the estimated fair value of the common stock. We also opened an office in Japan in the second half of 2003, and a full year of expenses associated with this office is included in 2004 expenses. In addition, due to the decline in the value of the U.S. dollar, we have experienced higher expenses in our European and certain Asian sales offices.

Interest and Other Income (Expense), Net

Interest and other income (expense), net were $1.9 million, $0.1 million and $(0.2) million for fiscal, 2005, 2004 and 2003, respectively. The increase in interest and other income was primarily attributable to higher interest income earned on higher cash balances.

Provision (Benefit) for Income Taxes

Our income tax provision (benefit) was $4.1 million, ($8.4) million, and $50,000 for fiscal 2005, 2004 and 2003, respectively. Our effective tax rate for 2005 was substantially higher than the statutory federal rate for two primary reasons. We incur significant stock-based compensation from incentive stock options that, while reflected in our financial statements, is not deductible for federal income tax purposes, unless a future “disqualifying disposition” by the shareholder occurs. In connection with the implementation of our international structure, we will incur intercompany royalty income and cost-sharing payments from transfers of intellectual property in 2005 and succeeding years that will be taxed at substantially higher rates than the corresponding tax benefit arising from the deduction in the foreign jurisdictions. Both of these factors are in significant measure independent of our consolidated results of operations. We expect to continue to incur nondeductible stock-based compensation expense and intercompany income associated with our international structure in 2006 but nevertheless expect our effective tax rate to be significantly reduced in 2006 as we begin to benefit from the implementation of our international structure.

Liquidity and Capital Resources

	Years Ended December 31,		Increase (Decrease)
	2005	2004
	(dollar amounts in thousands)
Net cash provided by operating activities	$7,026	$6,899	$127	1.8%
Net cash used in investing activities	$(1,082)	$(2,514)	$1,432	(57.0)%
Net cash provided by financing activities	$96,797	$3,215	$93,582	2,910.8%
Effect of exchange rate changes on cash and cash equivalents	$(69)	$(157)	$88	(56.1)%

Net increase on cash and cash equivalents	$102,672	$7,443	$95,229	1,279.4%

	Years Ended December 31,		Increase (Decrease)
	2004	2003
	(dollar amounts in thousands)
Net cash provided by (used) by operating activities	$6,899	$(2,669)	$9,568	(358.5)%
Net cash used in investing activities	$(2,514)	$(416)	$(2,098)	504.3%
Net cash provided by financing activities	$3,215	$15,474	$(12,259)	(79.2)%
Effect of exchange rate changes on cash and cash equivalents	$(157)	$(39)	$(118)	302.6%

Net increase on cash and cash equivalents	$7,443	$12,350	$(4,907)	(39.7)%

Our cash and cash equivalents were $124.4 million as of December 31, 2005 and $21.7 million as of December 31, 2004.

Net Cash Provided by (Used) in Operating Activities

Net cash generated by our operating activities was $7.0 million in 2005, compared to $6.9 million in 2004. Operating cash provided for fiscal year 2005 primarily consisted of net income of $2.1 million and increased accruals and accounts payables totaling $4.8 million, decrease in deferred income taxes of $3.6 million, increase in income tax payables of $0.4 million and a reduction in inventory of $0.3 million, which were offset in part by increases in accounts receivable of $7.4 million and other current assets of $0.9 million. In addition, we had an aggregate of $2.4 million of stock-based compensation expense, $1.5 million of depreciation and amortization expense and $0.3 million in bad debt expense. Our accounts receivable balance increased due to the timing of increased fourth quarter sales. Increases in our current assets are primarily attributable to increased prepaid insurance, which are amortized over the service period. The increase in accruals and accounts payables is primarily attributable to increase compensation costs due to increased headcount and increased overall consultancy and outside professional costs. The decrease in deferred income taxes and increase in income tax payable is the result of the implementation of international tax structure and higher taxable income. The reduction in inventory was primarily due to increased shipments at the end of the quarter. Our stock-based compensation expenses have risen as a result of increased number of options granted to employees and consultants. Depreciation and amortization expenses have also risen and we expect that this will continue to rise as we invest in research and development and infrastructure.

Net cash generated by our operating activities was $6.9 million in 2004, compared to cash used by our operating activities of $2.7 million in 2003 and $4.7 million in 2002. The cash provided by our operating activities in 2004 was primarily due to net income of $15.2 million, a decrease in accounts receivable of $1.2 million and an increase in total liabilities of $1.3 million, which were offset by an increase in deferred income taxes of $9.2 million, inventory of $3.1 million and prepaid expenses and other current and non-current assets of $0.6 million. In addition, we had an aggregate of $0.9 million of stock compensation expense and $1.1 million of depreciation and amortization expense in 2004, which are non-cash transactions. The decrease in accounts receivable of $1.2 million was primarily the result of the decrease in revenues in the month of

December 2004 because of reduced shipments to LG. Total revenues in December 2004 were $2.6 million, compared to $3.7 million in December 2003. The 84% increase in net inventory in 2004 was consistent with the 94% increase in revenues.

Deferred income taxes at December 31, 2004 were significantly higher than at December 31, 2003, primarily as a result of the reversal of our valuation allowance used to offset our deferred tax assets in prior periods. The reversal was based on our conclusion that it was more likely than not that our deferred tax assets would be realizable.

The cash used in our operating activities in 2003 was due primarily to an increase in working capital associated with the expansion of our business, which was a result of an increase in accounts receivable of $3.2 million, the elimination of deferred distributor income of $1.2 million resulting from our change in accounting method discussed under “Critical Accounting Policies—Revenue Recognition” and an increase in inventory of $1.0 million. The cash provided by our operating activities in 2003 was primarily due to an increase in total liabilities of $1.1 million and net income of $0.9 million. In addition, we had an aggregate of $0.7 million of depreciation and amortization expense and $0.1 million of interest expense in 2003, which are non-cash transactions. The increase in accounts receivable and the increase in net inventory in 2003 were consistent with the increase in revenues.

Net Cash Used in Investing Activities

Net cash used in our investing activities were $1.1 million, $2.5 million and $0.4 million in fiscal years 2005, 2004 and 2003, respectively. The reduction in cash used was in part due to our reduced need to purchase engineering and computer equipment and software to support our internal infrastructure growth in 2005 compared to 2004, when we made significant investments in new information and engineering systems to support our future anticipated growth.

Net Cash Provided by Financing Activities

Net cash provided by our financing activities was $96.8 million in fiscal 2005 and $3.2 million in fiscal 2004. Net cash provided by our financing activities in 2005 primarily consisted of $96.3 million of net proceeds from the initial public offering, which closed on August 15, 2005, $0.3 million of proceeds from exercises of common stock options and warrants, $0.2 million of proceeds from the issuance of common stock for employee stock purchase plan, offset by $26,000 for payments of our capital lease obligations.

Net cash provided by our financing activities in 2004 primarily consisted of proceeds of $2.0 million from the issuance of Series E preferred stock, $1.1 million from exercises of common stock options and warrants and $0.3 million from exercises of preferred stock warrants, offset by $0.1 million for payments of our capital lease obligations.

Net cash provided by our financing activities in 2003 included $13.3 million in proceeds from the issuance of Series E preferred stock, $2.0 million in proceeds from the issuance of a convertible promissory note that was subsequently converted into Series E preferred stock and $0.2 million from exercises of common stock options and warrants.

Liquidity

Under the terms of our loan and security agreement as amended, we have access to a revolving line of credit of $20.0 million if our net cash, or the sum of our cash and cash equivalents less our indebtedness, is at least $40.0 million. This revolving line of credit will be reduced to $15.0 million if our net cash is between $30.0 million and $40.0 million. Under the terms of the agreement, we must maintain net cash of at least $30.0 million. The annual interest rate on amounts borrowed under this line of credit will be the greater of either 5.75% or

0.25% over the bank’s prime rate and the line of credit will terminate in August 2006. In connection with the agreement, we provided the bank with a first priority security interest in substantially all of our assets, excluding intellectual property. To date, we have not borrowed any amounts under this loan and security agreement.

We believe our existing cash balances, as well as cash expected to be generated from operating activities and the availability of funds from our bank credit facility, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Our long-term future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support our product development efforts, the expansion of sales and marketing activities, the timing of our introductions of new products, the costs to ensure access to adequate manufacturing capacity, our level of acquisition activity or other strategic transactions, the continuing market acceptance of our products and the amount and intensity of our litigation activity. We could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all.

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

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of December 31, 2005:

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$1,136	$727	$70	$—	$1,933
Purchase commitments	$6,675	$—	$—	$—	$6,675

Total	$7,811	$727	$70	$—	$8,608

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

Prior to 2003, we recognized revenues on shipments to international distributors upon resale by those distributors. Beginning in 2003, we had sufficient historical evidence with respect to returns to enable us to reasonably estimate returns and recognize revenues at the time of shipment. Our revenues for 2003 reflect the one-time effect of this change in accounting method, resulting in additional revenues recognized in the first quarter of 2003 of $1.2 million, gross profit of $0.5 million and net income of $0.5 million.

A large portion of our sales is made through distribution arrangements with third parties. These arrangements include stock rotation rights that generally permit the return of up to 5% and, in the case of one customer, 8%, of the previous six months’ purchases. We record estimated returns at the time of shipment. Our normal payment term with our distributors is 30 days from invoice date. Our arrangements with our distributors typically include price protection provisions if we reduce our list prices. We record reserves for price protection at the time we decide to reduce our list prices. We have not experienced any significant claims pursuant to these provisions. The credits we have issued for price protection provisions were $161,000, $80,000 and $93,000 for 2005, 2004 and 2003, respectively. During the third quarter of 2005, we amended a limited number of our distributor arrangements to include the possibility of certain sales price rebates on specified products. At the time of shipment we recognize revenue, estimate the total sales price rebate and reserve for those pricing rebates. We have also deferred revenue related to one of our distributors for which we are unable to reasonably estimate returns and recognize revenues from that distributor, when shipment to the customer from that distributor has occurred. We deferred $67,000 at December 31, 2005 and nothing at December 31, 2004.

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

Inventory Valuation

We value our inventory at the lower of the actual cost of our inventory or its current estimated market value. We write down inventory for obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Because of the cyclicality of the market in which we operate, inventory levels, obsolescence of technology and product life cycles, we generally write down inventory for product that is over 12 months old. Additionally, we generally write down excess inventory to net realizable value based on six months’ forecasted product demand. Actual demand and market conditions may be lower than those that we project and this difference could have a material adverse effect on our gross margins should inventory write-downs beyond those initially recorded become necessary. Alternatively, should actual demand and market conditions be more favorable than those we estimated at the time of such a write-down, our gross margins could be favorably impacted in future periods.

Stock-Based Compensation

We account for stock-based compensation awards issued to our employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or Opinion 25. Accordingly, we have recorded compensation expense for stock options granted with exercise prices less than the fair value of the underlying common stock at the option grant date. The fair value of our common stock prior to December 31, 2004 was originally estimated by our board of directors with input from management. We did not obtain contemporaneous valuations by an unrelated valuation specialist because, at the time of the issuances of the stock options, we believed our estimates of the fair value of our common stock to be reasonable. In connection with the preparation of our financial statements for the year ended December 31, 2004, we reassessed the valuations of our common stock for options granted from January 1, 2004 through December 31, 2004. We based this reassessment upon the results of a valuation of our company as of December 31, 2004 using generally accepted valuation techniques including the discounted cash flow method, the guideline company method and the similar transactions method. Although all methodologies were considered, we placed primary emphasis upon the discounted cash flow method and secondary emphasis on the guideline company method. The similar transaction method was considered, but not used as there were a limited number of representative transactions that were available from which to derive an indication of value range. Ultimately, the similar transaction method was used as a reasonableness check. The reassessment in 2004 resulted in our recording deferred stock-based compensation of $7.7 million. In connection with the preparation of our financial statements for the three months ended March 31, 2005, we reassessed the valuations of our common stock for options granted from January 1, 2005 through March 31, 2005. The reassessment during the first quarter of 2005 resulted in our recording an additional $0.7 million of deferred stock-based compensation. For the period from January 1, 2005 through March 31, 2005, we did not obtain contemporaneous valuations by an unrelated valuation specialist because, at the time of the issuances of the stock options, we believed our estimates of the fair value of our common stock to be reasonable. We believed at that time that our future earnings would be a primary determinant of our future public valuation, and we considered a range of price-to-earnings ratios of other comparable public companies to determine a potential value range for our common stock. Determining the fair value of our common stock require us to make complex and subjective judgments involving estimates of revenues, earnings, assumed market growth rates and estimated costs as well as appropriate discount rates. These estimates were consistent with the plans and estimates that we used at that time to manage our business. There is inherent uncertainty in making these estimates. In addition, we have lower revenues and a shorter track record of profitability than most of the public companies we considered as comparables in our reassessment of common stock valuations for the three months ended March 31, 2005. Although it was reasonable to expect that the completion of our initial public offering would add value to the shares because they would have increased liquidity and marketability, the amount of additional value could not be measured with any precision or certainty at that time.

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

SFAS No. 123R is effective for the quarter beginning January 1, 2006 and requires the use of the modified prospective application method to awards issued while a company is a public company. For awards issued prior to becoming a public company, the prospective application method is required. For awards issued prior to April 4, 2005, which was the date of our initial filing of our registration statement in connection with our initial public offering, the compensation cost will continue to be amortized based on the intrinsic value as previously recorded under APB Opinion No. 25. For awards issued on or after April 4, 2005 through December 31, 2005, the compensation cost for the portion of awards for which the requisite service has not been rendered, such as unvested options outstanding at January 1, 2006, will be recognized based on the grant-date fair value over the remaining requisite service period (i.e., the remaining vesting period). Accordingly, the adoption of SFAS 123R will result in the recording of additional stock-based compensation expense in future financial statements for the incremental grant date fair value over the grant date intrinsic value previously determined under APB Opinion 25 for options granted on or after April 4, 2005. We estimate that this adoption will result in aggregate stock-based compensation expense of approximately $4.8 million to $5.4 million, $4.8 million to $5.4 million, $4.1 million to $4.5 million and $2.2 million to $2.5 million for 2006, 2007, 2008 and 2009, respectively, for options granted on or after April 4, 2005 through December 31, 2005. These amounts are greater than the amounts that would have been expensed under APB Opinion 25 by $3.1 million to $3.4 million, $3.1 million to $3.4 million, $3.0 million to $3.3 million and $2.2 million to $2.5 million in 2006, 2007, 2008 and 2009, respectively. There will be additional expenses related to the fair value of options granted after December 31, 2005. The ultimate amount of future stock compensation will depend upon the number of grants, the estimated grant date fair value, which depends upon significant assumptions including stock volatility and estimated term, the assumed forfeiture rate and the requisite service period for future grants. The amortization of stock-based compensation expense is allocated among cost of revenues, research and development expenses and sales, general and administrative expenses based upon the employee’s job function.

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

We have implemented an international structure. We have completed transitioning certain of our logistics, order entry, purchasing and billing functions to our new office in Macau, which is in closer geographic proximity to our suppliers and customers. Our corporate headquarters remain in the United States. In connection with this transition, we have implemented cost-sharing and license arrangements with our wholly-owned British Virgin Islands subsidiary, with which our wholly-owned Macau subsidiary has implemented a similar licensing arrangement to develop and license intellectual property. Pursuant to these arrangements, our British Virgin Islands and Macau subsidiaries have the non-exclusive rights to manufacture, market and distribute our products in certain geographic markets. Furthermore, our Macau subsidiary is authorized to contract with third parties for the manufacture, test and assembly of our products. As a result of these changes, we expect the percentage of our consolidated pre-tax income represented by our foreign operations to continue to increase and eventually exceed the domestic percentage.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on our interest income. As of December 31, 2005, we had no significant investments and substantially all of our cash equivalents were held in money market accounts.

During the years ended December 31, 2005 and 2004, we did not have any outstanding debt instruments and, therefore, we were not exposed to market risk relating to interest rates.

I TEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Advanced Analogic Technologies Incorporated

Sunnyvale, CA

We have audited the accompanying consolidated balance sheets of Advanced Analogic Technologies Incorporated and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advanced Analogic Technologies Incorporated and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/    DELOITTE & TOUCHE LLP

San Jose, California

March 3, 2006

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$124,377	$21,705
Accounts receivable, net of allowances of $1,031 in 2005 and $460 in 2004	10,496	3,405
Inventories	6,561	6,878
Prepaid expenses and other current assets	1,656	727
Deferred income taxes	3,780	8,113

Total current assets	146,870	40,828
PROPERTY AND EQUIPMENT—NET	2,257	2,700
OTHER ASSETS	384	396
DEFERRED INCOME TAXES	1,812	1,065

TOTAL ASSETS	$151,323	$44,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,196	$2,936
Accrued liabilities	4,738	2,478
Income tax payable	963	595
Current portion of capital lease obligations	—	27

Total current liabilities	10,897	6,036
Other long term liabilities	24	—

Total liabilities	10,921	6,036

COMMITMENTS (NOTE 6)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, Series A, $0.001 par value—none and 3,140,100 shares authorized in 2005 and 2004; none and 1,570,050 shares designated and outstanding in 2005 and 2004	—	2
Convertible preferred stock, Series B, $0.001 par value—none and 7,799,856 shares authorized in 2005 and 2004; none and 3,899,929 shares designated and outstanding in 2005 and 2004	—	4
Convertible preferred stock, Series C, $0.001 par value—none and 5,689,500 shares authorized in 2005 and 2004; none and 2,844,750 shares designated and outstanding in 2005 and 2004	—	3
Convertible preferred stock, Series D, $0.001 par value—none and 19,645,000 shares authorized in 2005 and 2004; none and 8,844,591 shares designated and outstanding in 2005 and 2004	—	9
Convertible preferred stock, Series E, $0.001 par value—none and 14,666,517 shares authorized in 2005 and 2004; none and 7,291,313 shares designated and outstanding in 2005 and 2004	—	7
Convertible preferred stock 5,000,000 authorized in 2005 and none in 2004	—	—
Common stock, $0.001 par value—100,000,000 and 121,666,517 shares authorized in 2005 and 2004; 43,165,933 and 7,118,581 shares issued and outstanding in 2005 and 2004	43	7
Additional paid-in capital	155,002	57,012
Deferred stock compensation	(5,444)	(6,892)
Accumulated other comprehensive loss	(501)	(416)
Accumulated deficit	(8,698)	(10,783)

Total stockholder’s equity	140,402	38,953

TOTAL	$151,323	$44,989

See accompanying notes to consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amount)

	Years Ended December 31,
	2005	2004	2003
NET SALES	$68,298	$51,345	$26,478
Cost of revenues (including stock-based compensation of $112, $42 and $0 in 2005, 2004 and 2003, respectively)	26,964	19,115	12,781

GROSS PROFIT	41,334	32,230	13,697

OPERATING EXPENSES:
Research and development (including stock-based compensation of $784, $300 and $0 in 2005, 2004 and 2003, respectively)	19,479	14,306	7,104
Sales, general and administrative (including stock-based compensation of $1,493, $576 and $0 in 2005, 2004 and 2003, respectively)	17,651	11,241	5,491

Total operating expenses	37,130	25,547	12,595

INCOME FROM OPERATIONS	4,204	6,683	1,102
OTHER INCOME (EXPENSES):
Interest and other income	2,058	157	24
Interest and other expense	(121)	(43)	(203)

Total other income (expense), net	1,937	114	(179)

INCOME BEFORE INCOME TAXES	6,141	6,797	923
PROVISION (BENEFIT) FOR INCOME TAXES	4,056	(8,381)	50

NET INCOME	$2,085	$15,178	$873

NET INCOME PER SHARE:
Basic	$0.10	$3.43	$0.35
Diluted	$0.05	$0.46	$0.04
WEIGHTED AVERAGE SHARES USED IN NET INCOME PER SHARE CALCULATION:
Basic	21,025	4,420	2,505
Diluted	40,147	33,214	22,248

See accompanying notes to consolidated financial statement.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

	Convertible Preferred Stock												Additional Paid-in Capital	Deferred Stock Compen- sation	Accum- ulated Other Compre- hensive loss	Accum- lated Deficit	Total
	Series A		Series B		Series C		Series D		Series E		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—January 1, 2003	1,570	$2	3,900	$4	2,845	$3	8,742	$9	—	$—	2,350	$2	$30,133	$—	$(220)	$(26,834)	$3,099
Net Income																873	873
Foreign currency translation adjustments, net of taxes															(39)		(39)

Comprehensive income																	834

Issuance of Series E convertible preferred stock $2.40 per share, net of issuance cost of $93									6,458	6			15,400				15,406
Exercise of common stock options											879	1	241				242
Exercise of common stock warrants											5		2				2
Exercise of preferred stock warrants													107				107

BALANCE—December 31, 2003	1,570	2	3,900	4	2,845	3	8,742	9	6,458	6	3,234	3	45,883	—	(259)	(25,961)	19,690

Net Income																15,178	15,178
Foreign currency translation adjustments, net of taxes															(157)		(157)

Comprehensive income																	15,021

Exercise of preferred stock warrants							103						274				274
Issuance of preferred stock									833	1			1,968				1,969
Exercise of common stock options											3,613	4	1,066				1,070
Exercise of common stock warrants											272		11				11
Deferred stock compensation													7,736	(7,736)			—
Amortization of deferred stock compensation														844			844
Stock-based compensation to non-employees													74				74

BALANCE—December 31, 2004	1,570	$2	3,900	$4	2,845	$3	8,845	$9	7,291	$7	7,119	$7	$57,012	$(6,892)	$(416)	$(10,783)	$38,953

See accompanying notes to consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME—(Continued)

(in thousands)

	Convertible Preferred Stock												Additional Paid-in Capital	Deferred Stock Compen- sation	Accum- ulated Other Compre- hensive loss	Accum- lated Deficit	Total
	Series A		Series B		Series C		Series D		Series E		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—December 31, 2004	1,570	$2	3,900	$4	2,845	$3	8,845	$9	7,291	$7	7,119	$7	$57,012	$(6,892)	$(416)	$(10,783)	$38,953
Net Income																2,085	2,085
Foreign currency translation adjustments, net of taxes															(85)		(85)

Comprehensive income																	2,000

Conversion of preferred stock to common	(1,570)	(2)	(3,900)	(4)	(2,845)	(3)	(8,845)	(9)	(7,291)	(7)	24,628	25					—
Initial public offering of common stock											10,590	10	96,246				96,256
Exercise of common stock options											658	1	293				294
Tax benefit from stock option exercises													17				17
Exercise of common stock warrants											142		25				25
Vesting of restricted common stock													220				220
Issuance of common stock from employee stock purchase plan											29		248				248
Deferred stock compensation													674	(674)			—
Amortization of deferred stock compensation														2,122			2,122
Stock-based compensation to non-employees													267				267

BALANCE—December 31, 2005	—	$—	—	$—	—	$—	—	$—	—	$—	43,166	$43	$155,002	$(5,444)	$(501)	$(8,698)	$140,402

See accompanying notes to consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,085	$15,178	$873
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,483	1,050	651
Stock-based compensation	2,389	918	—
Noncash interest expense	—	—	107
Provision for doubtful accounts	298	121	—
Tax benefit from stock option exercises	17	—	—
Loss on sale of property	19	—	—
Changes in operating assets and liabilities:
Accounts receivable	(7,389)	1,186	(3,200)
Inventory	317	(3,147)	(1,027)
Prepaid expenses and other current assets	(930)	(421)	43
Other assets	6	(185)	(26)
Deferred income taxes	3,586	(9,178)	—
Accounts payable	2,262	84	8
Accrued expenses	2,491	814	1,023
Deferred distributor income	—	—	(1,164)
Other long term liabilities	24	—	—
Income taxes payable	368	479	43

Net cash provided by (used in) operating activities	7,026	6,899	(2,669)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,082)	(2,514)	(416)

Net cash used in investing activities	(1,082)	(2,514)	(416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series E convertible preferred stock	—	1,969	13,310
Proceeds from initial public offering, net of commissions and offering expenses	96,256	—	—
Proceeds from exercise of common stock options and common stock warrants	319	1,080	245
Proceeds from exercise of preferred stock warrants	—	274	—
Proceeds from issuance of convertible promissory note	—	—	2,014
Proceeds from issuance of common stock for employee stock purchase plan	248	—	—
Principal payments on capital lease obligations	(26)	(108)	(95)

Net cash provided by financing activities	96,797	3,215	15,474

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(69)	(157)	(39)

NET INCREASE IN CASH AND CASH EQUIVALENTS	102,672	7,443	12,350
CASH AND CASH EQUIVALENTS—Beginning of period	21,705	14,262	1,912

CASH AND CASH EQUIVALENTS—End of period	$124,377	$21,705	$14,262

NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital leases	$—	$—	$170

Total Investing Activities	$—	$—	$170

Conversion of convertible promissory note and accrued interest into Series E convertible preferred stock	$—	$—	$2,096
Vesting of restricted common stock	220	—	—

	$220	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4	$5	$6

Cash paid for income taxes	$128	$293	$4

See accompanying notes to consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

1. BUSINESS AND SIGNFICANT ACCOUNTING POLICIES

Organization—Advanced Analogic Technologies Incorporated, (“the Company”) was incorporated on August 21, 1997 (inception) in California, reincorporated on April 11, 2005 in Delaware and is a supplier of power management semiconductors for mobile consumer electronic devices such as wireless handsets, notebook computers, smartphones, digital cameras and digital audio players. The Company and its subsidiaries focuses their design and marketing efforts on the application-specific power management needs of consumer, communications and computing applications in these rapidly-evolving devices. Through the Company’s Total Power Management approach, the Company offers a broad range of products that support multiple applications, features and services across a diverse set of mobile consumer electronic devices.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain Significant Risks and Uncertainties—The Company operates in the high technology industry and is subject to a number of risks, some of which are beyond the Company’s control, that could have a material adverse effect on the Company’s business, operating results, and financial condition. These risks include variability and uncertainty of revenues and operating results; customer concentration; product obsolescence; geographic concentration; international operations; dependence on key personnel; competition; intellectual property/litigation; management of growth; and limited sources of supply.

Concentration of Credit Risk—Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and receivables. The Company invests only in high-quality credit instruments. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. At December 31, 2005 three customers accounted for 32%, 15% and 13% of gross accounts receivable. At December 31, 2004, one customer accounted for 35% of gross accounts receivable.

Cash and Cash Equivalents—The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying amount of the Company’s cash equivalents approximates fair value due to the short-term maturity of those investments.

Inventory—Inventory is stated at the lower of cost (first-in, first-out method) or market. Inventory consists of raw materials (principally processed wafers), work in process (principally products at third party assembly and test subcontractors) and finished goods. The Company’s products are subject to rapid technological obsolescence and severe price competition. Should the Company experience a substantial unanticipated decline in the selling price or demand of its products, a significant charge to operations could result. During 2005, 2004 and 2003, the Company recorded inventory write-downs of $3,299,000, $1,860,000 and $789,000 respectively, due to excess and obsolete inventory.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Property and Equipment—Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over estimated useful lives for computers and software of two to three years, office and test equipment of three to five years and leasehold improvements over the shorter of the lease term or the estimated useful life of the improvement.

Long-Lived Assets—The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured based on the discounted cash flows compared to the carrying amount.

Revenue Recognition—The Company recognizes revenues in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). SAB 104 requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgment regarding the determinability of the fees charged for products delivered and the collectibility of those fees. If changes in conditions cause management to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could decline.

Prior to 2003, the Company recognized revenues on shipments to international distributors upon resale by those distributors. Beginning in 2003, the Company had sufficient historical evidence with respect to returns to enable it to reasonably estimate returns and recognize revenues at the time of shipment. The Company’s revenues for 2003 reflect the one-time effect of this change in accounting method, resulting in additional revenues recognized in the first quarter of 2003 of $1.2 million, gross profit of $0.5 million and net income of $0.5 million.

A large portion of the Company’s sales is made through distribution arrangements with third parties. These arrangements include stock rotation rights that generally permit the return of up to 5% and, in the case of one customer, 8%, of the previous six months’ purchases. The Company records estimated returns at the time of shipment. The Company’s normal payment term with its distributors is 30 days from invoice date. The Company’s arrangements with its distributors typically include price protection provisions if the Company reduces its list prices. The Company records reserves for price protection at the time the Company decides to reduce its list prices. The Company has not experienced any significant claims pursuant to these provisions. The credits the Company has issued for price protection provisions were $161,000, 80,000 and $93,000, for 2005, 2004 and 2003, respectively. During the third quarter of 2005, the Company amended a limited number of its distributor arrangements to include the possibility of certain sales price rebates on specified products. At the time of shipment the Company recognizes revenue, estimates the total sales price rebate and reserves for those pricing rebates. The Company has also deferred revenue related to one of its distributors for which the Company is unable to reasonably estimate returns and recognize revenues from that distributor, when shipment to the customer from that distributor has occurred. The Company deferred $67,000 and nothing at December 31, 2005 and 2004, respectively.

The Company makes estimates of potential future returns and sales allowances related to current period product revenue. The Company analyzes historical return rates and changes in customer demand when evaluating the adequacy of returns and sales allowances. Estimates made by the Company may differ from actual returns and sales allowances. These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable.

Bad Debt Allowances—The Company monitors the collectibility of accounts receivable primarily through review of the accounts receivable aging. When facts and circumstances indicate the collection of specific

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

amounts or from specific customers is at risk, the Company assesses the impact on amounts recorded for bad debts and, if necessary, will record a charge in the period such determination is made. In addition, the Company reserves a percentage of its accounts receivable to various customers that are significantly aged. To date, the Company has not experienced significant write-offs of accounts receivable due to uncollectibility.

Warranty Costs—The Company generally provides an one year warranty on its products. Estimated warranty costs based on historical experience are recorded at the time revenue is recognized. A summary of the accrued warranty, which is included in accrued liabilities, for the years ended December 31, 2005 and 2004, is as follows:

	Balance at Beginning of the Period	Accruals for Sale in the Period	Other Deductions	Costs Incurred	Balance at End of the Period
	(in thousands)
2004	$321	$412	$—	$(220)	$513
2005	513	67	(498)	(43)	39

Other deductions in fiscal 2005 represent reductions in the Company’s estimated warranty liability based on reductions in the Company’s actual warranty costs.

Advertising Costs—Advertising costs such as trade shows, promotions, public relations, and publications are expensed as incurred and are included in sales and marketing expenses. Advertising costs were $631,000, $537,000 and $156,000 for 2005, 2004 and 2003, respectively.

Research and Development—Research and development expenses are included in operating expenses as incurred.

Income Taxes—Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, the deferred tax assets and liabilities are estimated based upon the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the Company expects the differences to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because the Company assumes that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, which gives rise to a deferred tax asset. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance.

Management judgment is required in determining any valuation allowance recorded against the Company’s net deferred tax assets. For example, prior to 2004 the Company had a full valuation allowance for the net deferred tax assets as it was more likely than not that the Company would not realize those assets due to the history of losses. At December 31, 2004, the Company reassessed the amount of the valuation allowance considering the fact that the Company experienced two consecutive profitable years. In determining the amount

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

of the deferred tax assets for which realization is more likely than not and the amount of the corresponding valuation allowance, management considers the current and two preceding years’ income before income taxes, excluding amounts not deductible or includable for tax return purposes, as available objective evidence supporting estimated levels of future taxable income. Using this evidence, management estimates the amount of future taxable income through the 20 year carry forward period for net operating losses, which becomes the basis for the estimate of realizable net deferred tax assets and the amount of the valuation allowance. As a result of this assessment at December 31, 2004, the Company recognized a benefit of approximately $11.2 million from the reversal of the valuation allowance. While management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, if management determines that an increase in the Company’s valuation allowance in the future is necessary, an adjustment to the deferred tax asset would result in additional income tax expense in such period.

The Company estimates the provision for income taxes based on income before income taxes for each tax jurisdiction in which the Company has established operations. The Company does not provide incremental U.S. income taxes on unremitted foreign earnings taxed at rates less than the U.S. tax rates as such earnings are considered permanently invested.

Stock-Based Compensation—The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. The Company accounts for stock-based awards to nonemployees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18. The Company complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (see “Recently Issued Accounting Standards”). Pro forma disclosures required under SFAS No. 123, as if the Company had adopted the fair value based method of accounting for stock options are as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Net income—as reported	$2,085	$15,178	$873
Add stock-based employee compensation included in reported net income, net of related tax effects	2,106	838	—
Less stock-based employee compensation expense determined using fair value method, net of related tax effects	(2,913)	(940)	(54)

Net income—pro forma	$1,278	$15,076	$819

Basic net income per share:
As reported	$0.10	$3.43	$0.35

Pro forma	$0.06	$3.41	$0.33

Diluted net income per share:
As reported	$0.05	$0.46	$0.04

Pro forma	$0.03	$0.45	$0.04

Foreign Currency—The functional currencies of the Company’s foreign subsidiaries are their local currency, with the exception of the Company’s Macau and Hong Kong entities, which are U.S. Dollar functional. Accordingly, gains and losses from translation of the financial statements of foreign subsidiaries with a local

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

functional currency are reported as a separate component of accumulated other comprehensive loss. Foreign currency transaction gains (losses) were $(94,000), $45,000 and none for 2005, 2004 and 2003, respectively.

Comprehensive Income (Loss)—In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company reports, by major components and as a single total, the change in its stockholders’ equity during the period from nonowner sources (primarily foreign currency translation gains and losses). Statements of comprehensive loss have been included within the consolidated statements of stockholders equity and comprehensive income (loss).

Net Income Per Share—The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period excluding shares subject to repurchase. Diluted net income per common share reflects the effects of potentially dilutive securities, which consist of convertible preferred stock and common stock options and warrants, common stock subject to repurchase and preferred stock warrants. A reconciliation of shares used in the calculation of basic and diluted net income (loss) per share is as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Weighted average common shares outstanding	21,713	4,669	2,505
Weighted average shares subject to repurchase	(688)	(249)	—

Shares used to calculate basic net income (loss) per share	21,025	4,420	2,505

Effect of dilutive securities:
Common and preferred stock warrants	68	374	883
Convertible preferred stock	14,777	24,247	18,094
Common stock options	3,587	3,924	766
Weighted average shares subject to repurchase	688	249	—
Employee stock purchase plan	2	—	—

Dilutive potential common stock	19,122	28,794	19,743

Weighted average common shares outstanding, assuming dilution	40,147	33,214	22,248

Recently Issued Accounting Standards—In November 2004, the FASB issued SFAS No. 151, Inventory Cost. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.…” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statement of operations. The accounting provisions of SFAS No. 123R are effective for annual reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition.

SFAS No. 123R is effective for the quarter beginning January 1, 2006 and requires the use of the modified prospective application method to awards issued while a company is a public company. For awards issued prior to becoming a public company, the prospective application method is required. For awards issued prior to April 4, 2005, which was the date of the Company’s initial filing of its registration statement on Form S-1, the compensation cost will continue to be amortized based on the intrinsic value as previously recorded under APB Opinion No. 25. For awards issued on or after April 4, 2005 through December 31, 2005, the compensation cost for the portion of awards for which the requisite service has not been rendered, such as unvested options outstanding at January 1, 2006, will be recognized based on the grant-date fair value over the remaining requisite service period (i.e., the remaining vesting period). Accordingly, the adoption of SFAS 123R will result in the recording of additional stock-based compensation expense in future financial statements for the incremental grant date fair value over the grant date intrinsic value previously determined under APB Opinion 25 for options granted on or after April 4, 2005. Management estimates that this adoption will result in aggregate stock-based compensation expense of approximately $4.8 million to $5.4 million, $4.8 million to $5.4 million, $4.1 million to $4.5 million and $2.2 million to $2.5 million for 2006, 2007, 2008 and 2009, respectively, for options granted on or after April 4, 2005 through December 31, 2005. These amounts are greater than the amounts that would have been expensed under APB Opinion 25 by $3.1 million to $3.4 million, $3.1 million to $3.4 million, $3.0 million to $3.3 million and $2.2 million to $2.5 million in 2006, 2007, 2008 and 2009, respectively. There will be additional expenses related to the fair value of options granted after December 31, 2005. The ultimate amount of future stock compensation will depend upon the number of grants, the estimated grant date fair value, which depends upon significant assumptions including stock volatility and estimated term, the assumed forfeiture rate and the requisite service period for future grants. The amortization of stock-based compensation expense is allocated among cost of revenues, research and development expenses and sales, general and administrative expenses based upon the employee’s job function.

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

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

2. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

	December 31,
	2005	2004
	(in thousands)
Inventories
Raw materials	$1,311	$2,799
Work in process	2,010	1,148
Finished goods	3,240	2,931

Total inventories	$6,561	$6,878

Property and equipment, net
Computers and software	$3,082	$2,309
Office and test equipment	2,886	2,623
Leasehold improvements	529	440

	6,497	5,372
Accumulated depreciation and amortization	(4,240)	(2,672)

Total property and equipment, net	$2,257	$2,700

Accrued liabilities
Accrued payroll and benefits	$3,119	$1,089
Warranty	39	513
Exercise of unvested stock options	188	410
Accrued payables and other	1,392	466

Total accrued liabilities	$4,738	$2,478

3. BORROWING ARRANGEMENTS AND NOTES PAYABLE

Under the terms of the Company’s loan and security agreement with a primary bank in the United States, as amended, and restated agreement, the Company has access to a revolving line of credit of $20.0 million if the Company’s net cash, or the sum of cash and cash equivalents less indebtedness, is at least $40.0 million. This revolving line of credit will be reduced to $15.0 million if the Company’s net cash is between $30.0 million and $40.0 million. Under the terms of the agreement, the Company must maintain a net cash balance of at least $30.0 million. The annual interest rate on amounts borrowed under this line of credit will be the greater of either 5.75% or 0.25% over the bank’s prime rate. This line of credit will terminate in August 2006. In connection with the loan and security agreement, the Company provided the bank with a first priority security interest in substantially all of the Company’s assets, excluding intellectual property. To date, the Company has not borrowed any amounts under this loan and security agreement.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

In February 2003, the Company issued a convertible promissory note in the aggregate principal amount of $2,013,734. The note had an interest rate of 6% per annum. The outstanding principal amount together with all accrued and unpaid interest was converted pursuant to its terms into fully paid and nonassessable shares of the Company’s Series E preferred stock at $2.40 per share in October 2003. In conjunction with the issuance of the note, the Company granted the note holder warrants to purchase 41,953 shares of Series E preferred stock at $2.40 per share. The Series E preferred stock warrants are exercisable at any time up to four years from the date of issuance. The fair value of the Series E preferred stock warrant was determined based on the Black-Scholes option pricing model using the following assumptions: an expected life equal to four years; 70% expected volatility; 2.35% risk-free interest rate and no dividend during the expected life. The fair value of the warrants, $54,228, was recorded as interest expense in fiscal 2003. The intrinsic value of the conversion option of the note, $52,806, was expensed to interest expense in 2003. The intrinsic value was computed based on the effective conversion price based on the proceeds received from the issuance of the convertible promissory note and warrant on a relative fair value basis.

4. STOCKHOLDERS’ EQUITY

Reverse Stock Split—On July 13, 2005, the Company’s board of directors approved a one-for-two reverse stock split of the Company’s common stock and preferred stock, following the approval by the Company’s stockholders on May 18, 2005 of a reverse stock split ratio within a range of one-for-two to one-for-four. All shares of common stock, preferred stock, warrants for preferred and common stock, options to purchase shares of common stock and per share amounts in these consolidated financial statements and notes thereto for all periods have been adjusted to retroactively reflect this one-for-two reverse stock split.

Initial Public Offering—On August 8, 2005, the Company completed its initial public offering of 9,000,000 shares of its common stock, which it sold to the public at a price of $10.00 per share. In addition, the Company’s selling stockholders offered 1,600,000 existing shares held by them. On August 15, 2005, the Company sold an additional 1,590,000 shares pursuant to the underwriters’ exercise of their over-allotment option.

Convertible Preferred Stock—At the time of the Company’s initial public offering, all of the Company’s preferred stock series were converted to 24,627,504 shares of the Company’s common stock.

Warrants—During the year ended December 31, 2003, in connection with the issuance of a convertible promissory note (see Note 3), the Company issued warrants to purchase 41,953 shares of Series E preferred stock at $2.40 per share. The warrants are fully vested and expire on February 21, 2007. These shares of Series E preferred stock were converted to 41,953 shares of common stock warrants at the time of the Company’s initial public offering.

During the year ended December 31, 2003, the Company issued to consultants warrants to purchase 25,500 shares of common stock at $0.46 per share. The warrants are fully vested and expire on May 8, 2008. The fair value of the warrants was $7,000 based on the Black-Scholes pricing model using the following weighted average assumptions: contractual life of five years, risk-free interest rate of 2.91%, volatility of 70% and no dividends during the contractual term.

At the time of the Company’s initial public offering, all of the Company’s preferred stock warrants were exercised or converted to common stock warrants and a portion of the Company’s common stock warrants were exercised. As of December 31, 2005 there were 59,203 shares of common stock warrants outstanding.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Stock Option Plan—Under the 1998 Stock Plan (the “1998 Plan”), 11,139,291 shares of common stock have been authorized for the grant of incentive or nonqualified stock options as of December 31, 2005. Such options generally vest over four years and expire in 10 years. The Company’s board of directors and stockholders approved the Company’s 2005 Equity Incentive Plan in May 2005. The 2005 Equity Incentive Plan became effective upon the completion of the Company’s initial public offering in August 2005 and provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to its employees and its parent and subsidiary corporations’ employees, and for the grant of Nonstatutory stock options, restricted stock, stock appreciation rights, performance units and performance shares to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants.

Stock option activity under the Company’s option plans is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share
	(in thousands, except per share data)
Outstanding, December 31, 2002 (1,857 shares exercisable at $0.38 per share)	5,211	$0.38
Granted (weighted average fair value of $0.06 per share)	1,587	0.46
Exercised	(879)	0.28
Canceled	(69)	0.40

Outstanding, December 31, 2003 (2,050 shares exercisable at $0.34 per share)	5,850	$0.42
Granted (weighted average fair value of $2.92 per share)	2,762	0.62
Exercised	(3,613)	0.40
Canceled	(128)	0.46

Outstanding, December 31, 2004 (853 shares exerciseable at $0.40 per share)	4,871	$0.54
Granted (weighted average fair value of $11.00 per share)	2,875	10.94
Exercised	(658)	0.45
Canceled	(212)	2.38

Outstanding, December 31, 2005 (1,548 share exercisable at $0.67 per share)	6,876	$4.84

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Additional information regarding options outstanding as of December 31, 2005 is as follows (in thousands, except years and per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.20 - 0.40	439,500	5.97	$0.40	439,500	$0.40
0.41 - 0.46	3,393,600	8.08	0.46	1,023,079	0.46
0.47 - 2.60	219,500	8.87	2.21	54,875	2.21
2.61 - 2.90	17,000	8.94	2.90	4,250	2.90
2.91 - 6.00	384,000	9.15	6.00	6,500	6.00
6.01 - 6.80	35,000	9.34	6.80	—	—
6.81 - 8.00	115,250	9.36	8.00	—	—
8.01 - 9.00	143,150	9.44	9.00	10,000	9.00
9.01 - 11.15	15,000	9.86	11.15	—	—
11.16 - 12.34	2,113,750	9.82	12.34	10,000	12.34

	6,875,750	8.63	$4.84	1,548,204	0.67

Shares available for grant under the 2005 Equity Incentive Plan and the 1998 Plan at December 31, 2005, were 2,371,250 and 110,775, respectively.

During the quarterly periods from January 1, 2004 through December 31, 2005, the Company granted stock options with exercise prices as follows (options in thousands):

Grants Made During Quarter Ended	Number of Options Granted	Weighted- Average Exercise Price	Weighted- Average Fair Value per Share of Common Stock	Weighted- Average Intrinsic Value per Share
March 31, 2004	700	$0.46	$0.94	$0.48
June 30, 2004	256	0.46	2.94	2.48
September 30, 2004	1,572	0.46	4.38	3.92
December 31, 2004	234	2.26	5.54	3.28
March 31, 2005	431	6.22	8.00	1.78
June 30, 2005	215	7.54	8.04	0.50
September 30, 2005	99	9.00	9.00	—
December 31, 2005	2,130	12.33	12.33	—

Deferred Stock Compensation—As discussed in Note 1, the Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25. Accordingly, the Company records deferred stock compensation equal to the difference between the grant price and deemed fair value of the Company’s common stock on the date of grant. The deferred stock compensation is reduced by forfeitures of unvested common stock options. Such net deferred stock compensation was $674,000, $7,736,000 and $0 in 2005, 2004 and 2003, respectively, and is being amortized to expense over the vesting period of the options,

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

generally four years, using the straight-line award method. Amortization of deferred stock compensation is presented net of forfeitures of unvested previously amortized stock compensation. Amortization of deferred stock compensation, net of forfeitures, was $2,122,000, $844,000, and $0 in 2005, 2004 and 2003, respectively.

During 2005, the Company issued nonstatutory options to nonemployees for the purchase of 32,500 shares of common stock at weighted average exercise price of $7.45 per share. Such options were issued for services provided by nonemployees and were immediately vested. Accordingly, the Company recorded $243,000 in 2005 as stock-based compensation for the fair values of the awards (using the Black-Scholes option pricing model with the following weighted average assumptions: expected life 10 years from date of grant; stock volatility 65-70%; risk free interest rate, 4.56% to 4.67%; and no dividends during the term.

During 2005, the Company issued 18,000 shares of common stock to a nonemployee. Accordingly, the Company recorded $24,000 as stock-based compensation.

During 2004, the Company issued nonstatutory options to nonemployees for the purchase of 27,000 shares of common stock at weighted average exercise price of $0.46 per share. Such options were issued for services provided by nonemployees and were immediately vested. Accordingly, the Company recorded $74,000 in 2004 as stock-based compensation for the fair values of the awards (using the Black-Scholes option pricing model with the following weighted average assumptions: expected life 10 years from date of grant; stock volatility 70%; risk free interest rate, 4.32% to 4.42%; and no dividends during the term.

Employee Stock Purchase Plan—During 2005, the Company initiated an Employee Stock Purchase Plan (“ESPP”), which allowed certain employees with the opportunity to purchase the Company’s Common Stock through payroll deductions. The ESPP qualifies under Section 423 of the Internal Revenue Code. Under the ESPP, the purchase price of the Company’s Common Stock is equal to 85% of the lesser of the fair market value of the Company’s Common Stock on the first day of the offering period, or the last day of the offering period. The Company’s offering period was from August 8, 2005 to December 30, 2005. As a result on December 30, 2005, the Company issued 29,119 additional shares through its ESPP.

Additional Stock Plan Information—As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25 and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for those employee stock arrangements that are granted with exercise prices equal to fair market value at grant date.

SFAS No. 123 requires the disclosure of pro forma net income (loss) as if the Company had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including expected time to exercise, which greatly affect the calculated values. Subsequent to the Company’s initial public offering, the Company’s calculations were made using the following weighted average assumptions; volatility 60%; expected life of four years; risk free interest rate, ranging from 3.65 to 4.67%; and no dividend payments during the term. Prior to the Company’s initial public offering, the Company’s calculations were made using the minimum value option pricing model with following weighted average assumptions: expected life of four years; risk free interest rate, ranging from 2.83% to 3.26% in 2004 and 2.35% to 3.43% in 2003; and no dividend payments during the expected term. The Company’s calculations are based on a single option valuation approach (resulting in equal amortization per period over the option term) and forfeitures are recognized as they occur.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Early Exercise of Options—The Company received $771,000 from the early exercise of options to purchase 1,716,903 shares of common stock in 2004. The unvested shares are subject to the Company’s repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options (Note 4) in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44 and reclassified to stockholder’s equity as the Company’s repurchase right lapses.

Common Shares Reserved for Issuance—At December 31, 2005, the Company has reserved shares of common stock for issuance as follows (in thousands):

Options outstanding under stock option plan	6,876
Options available for grant under the plan	2,482
Common stock warrants	59

Total	9,417

On January 1, 2006, the shares reserved for issuance under the Company’s 2005 Equity Incentive Plan and 2005 Employee Stock Purchase Plan increased by 1,294,977 and 125,000 shares, respectively.

5. INCOME TAXES

The components of income tax provision are as follows:

	At December 31,
	2005	2004	2003
	(in thousands)
Current:
Federal	$51	$456	$—
State	8	203	2
Foreign	394	138	48

Total current tax	453	797	50

Deferred:
Federal	3,736	2,040	145
State	(133)	(52)	(186)

Total deferred	3,603	1,988	(41)

Valuation allowance	—	(11,166)	41

Income tax provision (benefit)	$4,056	$(8,381)	$50

The foreign and domestic components of income before income tax are as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
United States	$9,898	$6,342	$738
Foreign	(3,757)	455	185

Income (loss) before income taxes	$6,141	$6,797	$923

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Foreign earnings were considered to be permanently reinvested in the Company’s foreign operations through 2005.

The effective tax rate differs from the applicable U.S. statutory federal income tax rate for the years ended December 31 as follows:

	2005	2004	2003
U.S. statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(2.1)	1.2	(20.0)
Foreign income at higher (lower) rates	24.5	(0.5)	(1.0)
Research and development credits	(5.1)	(0.2)	(21.9)
Deferred stock compensation	11.9	4.3	—
Noncash interest expense	—	0.1	7.3
Other	1.8	1.1	1.6
Change in valuation allowance	—	(164.3)	4.4

Effective tax rate	66.0%	(123.3)%	5.4%

The components of deferred income taxes are as follows:

	2005	2004
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$1,512	$4,932
Research and business tax credits	3,342	2,585
Accruals and reserves not currently deductible	643	1,591
Other	172	259

	5,669	9,367
Deferred tax liability—depreciation	(77)	(189)
Valuation allowance	—	—

Total	$5,592	$9,178

Based on the available objective evidence (primarily, the Company’s recent history of profits), management concluded as of December 31, 2004 that it is more likely than not that the Company’s net deferred tax assets would be realizable. The amount estimated to be realizable was based on the average annual income before income taxes, excluding amounts not deductible or includable for tax return purposes, computed over the current and two preceding years and projected over the 20 year carryforward period for net operating loss deductions. As a result, the Company recognized a benefit in the amount of approximately $11.2 million from the release of its valuation allowance as of December 31, 2004.

At December 31, 2005, the Company has federal and California net operating loss carryforwards of approximately $2.8 million and $9.3 million expiring on various dates principally beginning in 2022 and 2006, respectively. The Company’s available research and business tax credit carryforwards for federal and state income tax purposes are approximately $1.8 and $1.7 million, respectively. The federal research credits expire on various dates beginning in 2018. California research tax credits can be carried forward indefinitely.

Under certain provisions of the Internal Revenue Code of 1986, as amended, the availability of the Company’s domestic net operating loss and tax credits are subject to limitation due to a change in ownership of

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

more than 50% of the value of the Company’s stock. The Company has determined that $0.5 and $1.3 million of its net operating losses for federal and state, respectively, are not available due to the limitation. In addition, tax credit carryforwards of approximately $48,000 and $58,000 for federal and state, respectively, are also not available. The deferred tax assets associated with these amounts had a full valuation allowance and were written off to the income tax provision along with an offsetting benefit from a reduction in the valuation allowance as of December 31, 2004. The remaining tax credits and net operating losses are available without annual limitations as of December 31, 2005 and December 31, 2004.

6. COMMITMENTS

Capital Lease Obligations—As of December 31, 2005, the Company had no outstanding capital lease obligations. The cost of equipment under the capital leases included in property and equipment at December 31, 2004 was approximately $266,000. Accumulated amortization of leased equipment at December 31, 2004 was approximately $177,000.

Operating Lease Obligation—The Company leases its primary facility and other offices, under operating leases which expire at various dates through 2009. Rental expense related to the Company’s operating leases totaled $1,313,000, $919,000 and $516,000, for 2005, 2004 and 2003, respectively.

Future minimum operating lease payments under noncancelable leases and service payments under noncancelable service agreement are as follows (in thousands):

Year Ending December 31,	Year Ending December 31, 2005
2006	1,136
2007	642
2008	85
2009	70
2010	—

Total	1,933

7. EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) tax-deferred savings plan for all employees who meet certain eligibility requirements. Participants may contribute, on a pre-tax basis not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. The Company matches employee contributions annually at 100% of the first 2% of employee contributions and 50% of the second 2% of employee contributions. All matching contributions vest 25% annually over four years. Contributions made by the Company were $194,000, $227,000 and $135,000, for 2005, 2004 and 2003, respectively.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

8. MAJOR CUSTOMERS

The following table summarizes net revenue and accounts receivable for customers which accounted for 10% or more of gross accounts receivable or net revenue:

	Accounts Receivable		Net Revenue
	December 31,		Years Ended December 31,
Customer	2005	2004	2005	2004	2003
A	32%	35%	37%	43%	32%
B	15	—	—	—	—
C	13	—	11	—	—
D	—	—	—	—	10

9. SEGMENT INFORMATION

As defined by the requirements of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company operates in one reportable segment: the design, development, marketing and sale of power management semiconductor products and solutions for the communications, computing and consumer portable and personal electronics marketplace. The Company’s chief operating decision maker is its chief executive officer. The following is a summary of revenues by geographic region based on the location to which the product is shipped:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
South Korea	$39,895	$31,612	$13,982
Taiwan	13,931	8,760	5,691
China	10,313	7,614	4,593
Europe	1,848	2,188	1,390
Japan	1,553	591	645
North America (principally United States)	758	580	177

Total	$68,298	$51,345	$26,478

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

The following is a summary of revenue by product type:

	Years Ended December 31,
	2005		2004		2003
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
	(in thousands)
TPM IC*	$50,803	74%	$38,507	75%	$19,443	73%
ASPM**	16,968	25	12,275	24	6,554	25
Other***	527	1	563	1	481	2

Total	$68,298	100%	$51,345	100%	$26,478	100%

*	Total Power Management Integrated Circuit
**	Application Specific Power Metal Oxide Semiconductor Field Effect Transistor
***	Other consists of primarily Discrete Metal Oxide Semiconductor Field Effect Transistor and non recurring engineering revenue

The following is a summary of long-lived assets by geographic region:

	December 31,
Country	2005	2004
	(in thousands)
United States	$1,617	$2,150
Taiwan	396	341
Hong Kong	107	253
South Korea	197	223
China	167	—
Japan	101	119
Macau	46	—
Sweden	8	10
United Kingdom	2	—

Total	$2,641	$3,096

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

10. VALUATION AND QUALIFYING ACCOUNTS

The Company had the following activity in its valuation allowances:

	Bad Debt	Distributor Stock Rotation	Distributor Price Protection	Product Warranty	Deferred Tax Asset Valuation Allowance
	(in thousands)
Balance—December 31, 2002	10	—	—	101	11,007
Charged to costs and expenses	—	463	—	381	159
Deductions	—	(88)	—	(161)	—

Balance—December 31, 2003	10	375	—	321	11,166
Charged to costs and expenses	121	302	116	412	(11,166)
Deductions	(2)	(371)	(91)	(220)	—

Balance—December 31, 2004	129	306	25	513	—
Charged to costs and expenses	298	574	192	67	—
Deductions	(121)	(643)	(169)	(541)	—

Balance—December 30, 2005	$306	$237	$48	$39	$—

11. LITIGATION

In May 2003, the Company received a letter from Linear Technology Corporation alleging that certain of its charge pump products infringed United States Patent No. 6,411,531 owned by Linear Technology. In August 2004, the Company received a letter from Linear Technology alleging that certain of its switching regulator products infringed United States Patent Nos. 5,481,178, 6,304,066 and 6,580,258. In response to these letters, the Company contacted Linear Technology to convey its good faith belief that it does not infringe the patents in question. Since that time, there have been no additional communications by Linear Technology to the Company. In spite of the Company’s efforts to assure Linear Technology that it does not infringe their U.S. patents, it has recently become aware of a marketing campaign conducted by Linear Technology in which they seek to disrupt the Company’s business relationships and sales by suggesting to the Company’s customers that the Company’s products infringe the same U.S. patents mentioned in their two letters to the Company. As a result, in February 2006, the Company initiated a lawsuit against Linear Technology for unfair business practices, interference with existing and prospective customers and trade libel, as well as a declaration of patent invalidity and non-infringement.

In February 2006, in a related action, Linear Technology petitioned the United States International Trade Commission (USITC) requesting that the USITC initiate an examination to determine if certain of the Company’s products infringe certain patents owned by Linear Technology under Section 337 of the Tariff Act. The patents involved in this action are a subset of the patents involved in the lawsuit that the Company filed against Linear Technology. The accused products include charge pumps and switching regulators and are similar to the products involved in the Company’s lawsuit with Linear Technology. As with any litigated matter, the Company expects to incur expenses defending this action. Because the subject matter of this action is similar to the subject matter involved in the Company’s lawsuit with Linear Technology, the Company expects the costs associated with these two matters to be substantially less than the costs that would typically result from two unrelated matters. If the Company is unsuccessful in this case, the Company’s business and its ability to compete in foreign markets could be harmed, and the Company could be enjoined from selling the accused products in the United States, either directly or indirectly, which could have a material adverse impact on the Company’s revenues, financial condition, results of operations and cash flows.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

In connection with the Linear Technology matters, the Company is not currently able to estimate with reasonable certainty, the possible loss, or range of loss, if any and accordingly no provision for any potential loss which may result from the resolution of these matters has been recorded in the accompanying consolidated financial statements.

The Company believes that none of its products infringe the Linear Technology patents in question. However, whether or not the Company prevails in this lawsuit, the Company expects to incur significant legal expenses related to this case. If the Company is unsuccessful in this case, the Company’s business and ability to compete in foreign markets could be harmed and it could be enjoined from selling the accused products in the United States, either directly or indirectly, which could have a material adverse impact on its revenues, financial condition, results of operations and cash flows.

In January 2004, Siliconix incorporated filed a patent infringement lawsuit against the Company in the U.S. District Court for the Northern District of California. This lawsuit identifies three patents: U.S. Patent No. 5,034,785 entitled “Planar Vertical Channel DMOS Structure,” U.S. Patent No. 4,767,722 entitled “Method for making planar vertical channel DMOS structures” and U.S. Patent No. 4,967,245 entitled “Trench Power MOSFET Device.” The complaint also identifies three accused products: the Company’s AAT9125, AAT7300 and AAT7301E TrenchDMOS products.

The complaint requests an injunction to prevent the Company from allegedly infringing the patents as well as an award of monetary damages, attorneys’ fees, costs and expenses. The Company’s initial response included counterclaims seeking a declaratory judgment of non-infringement, invalidity and unenforceability of the involved patents. Since that time, both parties have participated in discovery and preliminary claim construction. In August 2004, the U.S. Patent and Trademark Office granted the Company’s request for reexamination of two of the involved patents. As a result of the pending reexamination, all proceedings in this lawsuit were stayed. In October 2005, two separate lawsuits filed by Siliconix against Denso Corporation and Matsushita Electrical Industrial Co. Ltd. were consolidated by the U.S. District Court for the Northern District of California, and all three lawsuits were assigned to the same judge. As a result, the earlier stay of the Siliconix case against the Company has been lifted. Unless the lawsuit is settled earlier, the Company expects to go to trial no earlier than the second quarter of 2007.

At this time, management believes that the Company has a meritorious defense to each of Siliconix’s claims. If the Company does not prevail in this litigation, it could be ordered to pay monetary damages, and it could be enjoined from selling the accused products in the United States, either directly or indirectly. Each of the patents involved in this lawsuit will expire prior to August 2008. Although management does not believe that the Company’s TrenchDMOS products infringe the Siliconix patents at issue, if these products are found by a court to infringe, then the Company would be unable to continue to sell these products in the United States. Sales of the Company’s products in the United States that Siliconix claims infringe its U.S. patents are minimal, and sales of all of the Company’s TrenchDMOS products worldwide represented less than 1% of the Company’s revenues in 2005. As a result, management believes that any decision in this case, even if favorable to Siliconix, is unlikely to have a material adverse impact on the Company’s revenues, financial condition, results of operations or cash flows.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	Mar. 31, 2005	Jun. 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(in thousands, except per share data)
Revenues	$14,272	$14,475	$17,964	$21,587
Cost of revenues (including stock-based compensation)*	5,395	6,257	7,152	8,160

Gross profit	8,877	8,218	10,812	13,427

Operating expenses:
Research and development (including stock-based compensation)*	4,448	4,485	5,277	5,269
Sales, general and administrative (including stock-based compensation)*	4,045	3,803	4,914	4,889

Total operating expenses	8,493	8,288	10,191	10,158

Income (loss) from operations	384	(70)	621	3,269
Other income (expense):
Interest and other income	108	132	680	1,138
Interest and other expense	(14)	(6)	(30)	(71)

Total other income, net	94	126	650	1,067

Income before income taxes	478	56	1,271	4,336
Provision for income taxes	239	194	1,029	2,594

Net income (loss)	$239	$(138)	$242	$1,742

Basic net income (loss) per common share	$0.04	$(0.02)	$0.01	$0.04
Diluted net income (loss) per common share	$0.01	$(0.02)	$0.01	$0.04
Shares used in basic net income (loss) per common share	6,368	6,668	27,683	42,699
Shares used in diluted net income (loss) per common share	35,594	6,668	42,242	46,883
* Pre-tax Stock-based Compensation Included in:
Cost of revenues	$25	$33	$28	$26
Research and development	187	205	196	196
Sales, general and administrative	372	360	352	409

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

	Three Months Ended
	Mar. 31, 2004	Jun. 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(in thousands, except per share data)
Revenues	$9,493	$12,270	$15,518	$14,064
Cost of revenues (including stock-based compensation)*	3,874	4,287	5,369	5,585

Gross profit	5,619	7,983	10,149	8,479

Operating expenses:
Research and development (including stock-based compensation)*	3,136	3,179	4,067	3,924
Sales, general and administrative (including stock-based compensation)*	2,165	2,315	3,251	3,510

Total operating expenses	5,301	5,494	7,318	7,434

Income from operations	318	2,489	2,831	1,045
Other income (expense):
Interest and other income	28	18	40	71
Interest and other expense	(1)	(1)	(1)	(40)

Total other income, net	27	17	39	31

Income before income taxes	345	2,506	2,870	1,076
Provision (benefit) for income taxes	15	114	130	(8,640)

Net income (loss)	$330	$2,392	$2,740	$9,716

Basic net income per common share	$0.10	$0.62	$0.61	$1.68
Diluted net income per common share	$0.01	$0.07	$0.08	$0.28
Shares used in basic net income (loss) per common share	3,399	3,847	4,472	5,801
Shares used in diluted net income (loss) per common share	30,378	33,010	33,451	35,081
* Pre-tax Stock-based Compensation Included in:
Cost of revenues	$—	$5	$11	$26
Research and development	27	35	82	156
Sales, general and administrative	15	12	261	288

During the fourth quarter of 2004, as discussed in Note 5, the Company recognized a benefit in the amount of approximately $11.2 million from the release of its valuation allowance as of December 31, 2004.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. In connection with the audit of our consolidated financial statements for the year ended December 31, 2005, our independent registered public accounting firm, Deloitte & Touche LLP, reported to our audit committee the identification of a “material weakness” (under the standards established by the Public Company Accounting Oversight Board) and significant deficiencies in our internal controls. Based on our management’s evaluation referred above, including our Chief Executive Officer and our Chief Financial Officer, we have concluded that as of December 31, 2005, our disclosure controls and procedures were not effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

The material weakness identified related to an error requiring an adjustment to correct our tax expense and deferred tax assets as a consequence of the intercompany transactions relating to the implementation of our international tax structure.

Our independent registered public accounting firm was not engaged to audit, nor has it audited, the effectiveness of our internal control over financial reporting. Accordingly, our independent registered public accounting firm has not rendered an opinion on our internal control over financial reporting.

(b) Changes in Internal Controls Over Financial Reporting

Other than the material weakness noted above, there have been no changes in our internal controls over financial reporting that occurred in the fourth quarter of the period covered by this Annual Report of Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

The information required by this item with respect to our executive officers is set forth under the caption “Executive Officers” in Item 1 of this Report and is incorporated herein by reference.

Directors

The information required by this item with respect to our board of directors and committees thereof is set forth in our 2006 Proxy Statement under the caption “Election of Directors” and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in our 2006 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Code of Business Conduct and Ethics

The information required by this item with respect to our Code of Business Conduct and Ethics is set forth in our 2006 Proxy Statement under the caption “Code of Business Conduct and Ethics” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation and Other Matters” in our 2006 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our 2006 Proxy Statement and with respect to security ownership of certain beneficial owners, directors and executive officers is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2006 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Party Transactions” in our 2006 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Principal Accountant Fees and Services” in our 2006 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this report

(1) Financial Statements

The following financial statements and related report are included in Item 8 of this Report:

•    Report of Independent Registered Public Accounting Firm

•    Consolidated Balance Sheets

•    Consolidated Statements of Operations

•    Consolidated Statements of Stockholders’ Equity and Comprehensive Income

•    Consolidated Statements of Cash Flows

•    Notes to Consolidated Financial Statements

(2) Schedules

See Note 10 to Consolidated Financial Statements included in Item 8 of this Report.

(3) Exhibits

The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Report.

(b) Exhibits

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation of the Registrant

**3.2	Amended and Restated Bylaws of the Registrant

#4.1	Form of the Registrant’s Common Stock Certificate

#10.1	Form of Director and Executive Officer Indemnification Agreement

#10.2	1998 Stock Plan and forms of agreement thereunder

#10.3	2005 Equity Incentive Plan and form of agreement thereunder

#10.4	2005 Employee Stock Purchase Plan and form of agreement thereunder

#10.5	Employment Offer Letter between the Registrant and Richard K. Williams dated September 24, 1998

#10.6	Employment Offer Letter between the Registrant and Brian R. McDonald dated June 21, 2004

#10.7	Office Lease between the Registrant and Wolfe Road Investments No. 3, a partnership, dated August 4, 2004

#10.8	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated July 15, 2005

#10.9†	Joint Development Agreement between the Registrant and GEM Services, Inc. dated June 1, 1999

#10.10	Form of Warrant to Purchase Shares of Series E Preferred Stock

#10.11	Form of Warrant to Purchase Shares of Common Stock

#10.12†	Wafer Foundry Agreement, as amended, between the Registrant and HYNIX Semiconductor America dated June 4, 2002

Exhibit Number	Description
#10.12.1	Amendment dated effective May 1, 2005 to Wafer Foundry Agreement between the Registrant and HYNIX Semiconductor America dated June 4, 2002

#10.13	Amended and Restated Investors’ Rights Agreement dated October 27, 2003

#10.13.1	Amendment to Amended and Restated Investors’ Rights Agreement dated as of May 18, 2005

#10.14	Amended and Restated Voting Agreement dated October 27, 2003

#10.15	Form of Change of Control Agreement (Chief Executive Officer and Chief Financial Officer)

#10.16	Form of Change of Control Agreement (Vice Presidents)

#21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm

24.1	Power of Attorney (See signature page)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Incorporated by reference to the same number exhibit filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
*	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
**	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
***	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
†	Confidential treatment has been granted for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, Advanced Analogic Technologies Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunnyvale, California on the 8th day of March, 2006.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

By:	/S/ BRIAN R. MCDONALD
Brian R. McDonald Chief Financial Officer, Vice President of Worldwide Finance and Secretary

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard K. Williams and Brian R. McDonald, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Advanced Analogic Technologies Incorporated and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD K. WILLIAMS Richard K. Williams	President, Chief Executive Officer, Chief Technical Officer and Director (Principal Executive Officer)	March 8, 2006

/S/ BRIAN R. MCDONALD Brian R. McDonald	Chief Financial Officer, Vice President of Worldwide Finance and Secretary (Principal Financial Officer)	March 8, 2006

/S/ ASHOK CHANDRAN Ashok Chandran	Corporate Controller (Principal Accounting Officer)	March 8, 2006

/S/ SAMUEL J. ANDERSON Samuel J. Anderson	Director	March 8, 2006

/S/ KENNETH P. LAWLER Kenneth P. Lawler	Director	March 8, 2006

/S/ JAFF LIN Jaff Lin	Director	March 8, 2006

/S/ ALAN E. ROSS Alan E. Ross	Director	March 8, 2006

/S/ THOMAS WEATHERFORD Thomas Weatherford	Director	March 8, 2006

EXHIBIT INDEX

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation of the Registrant

**3.2	Amended and Restated Bylaws of the Registrant

#4.1	Form of the Registrant’s Common Stock Certificate

#10.1	Form of Director and Executive Officer Indemnification Agreement

#10.2	1998 Stock Plan and forms of agreement thereunder

#10.3	2005 Equity Incentive Plan and form of agreement thereunder

#10.4	2005 Employee Stock Purchase Plan and form of agreement thereunder

#10.5	Employment Offer Letter between the Registrant and Richard K. Williams dated September 24, 1998

#10.6	Employment Offer Letter between the Registrant and Brian R. McDonald dated June 21, 2004

#10.7	Office Lease between the Registrant and Wolfe Road Investments No. 3, a partnership, dated August 4, 2004

#10.8	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated July 15, 2005

#10.9†	Joint Development Agreement between the Registrant and GEM Services, Inc. dated June 1, 1999

#10.10	Form of Warrant to Purchase Shares of Series E Preferred Stock

#10.11	Form of Warrant to Purchase Shares of Common Stock

#10.12†	Wafer Foundry Agreement, as amended, between the Registrant and HYNIX Semiconductor America dated June 4, 2002

#10.12.1	Amendment dated effective May 1, 2005 to Wafer Foundry Agreement between the Registrant and HYNIX Semiconductor America dated June 4, 2002

#10.13	Amended and Restated Investors’ Rights Agreement dated October 27, 2003

#10.13.1	Amendment to Amended and Restated Investors’ Rights Agreement dated as of May 18, 2005

#10.14	Amended and Restated Voting Agreement dated October 27, 2003

#10.15	Form of Change of Control Agreement (Chief Executive Officer and Chief Financial Officer)

#10.16	Form of Change of Control Agreement (Vice Presidents)

#21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm

24.1	Power of Attorney (See signature page)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Incorporated by reference to the same number exhibit filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.

*	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
**	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
***	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
†	Confidential treatment has been granted for portions of this exhibit.