Form 10-Q
period 2006-03-31
ADVANCED ANALOGIC TECHNOLOGIES INC
filed 2006-05-11
CIK 1104042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 43,668,409 shares of the Registrant’s common stock issued and outstanding as of April 30, 2006.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$125,710	$124,377
Accounts receivable, net of allowances of $1,094 in 2006 and $1,031 in 2005	11,056	10,496
Inventories	6,776	6,561
Prepaid expenses and other current assets	1,532	1,656
Deferred income tax assets—current	4,622	3,780

Total current assets	149,696	146,870
Property and equipment, net	2,507	2,257
Other assets	406	384
Deferred income tax assets—noncurrent	1,812	1,812

TOTAL ASSETS	$154,421	$151,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,973	$5,196
Accrued liabilities	3,801	4,738
Income tax payable	786	963

Total current liabilities	10,560	10,897
Other long term liabilities	15	24

Total liabilities	10,575	10,921

STOCKHOLDERS’ EQUITY:
Preferred stock 5,000,000 and 5,000,000 authorized in 2006 and 2005	—	—
Common stock, $0.001 par value - 100,000,000 shares authorized in 2006 and 2005; 43,664,372 and 43,165,933 shares issued and outstanding in 2006 and 2005	44	43
Additional paid-in capital	157,090	155,002
Deferred stock compensation	(4,839)	(5,444)
Accumulated other comprehensive loss	(497)	(501)
Accumulated deficit	(7,952)	(8,698)

Total stockholder’s equity	143,846	140,402

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$154,421	$151,323

See accompanying notes to consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
NET SALES	$18,289	$14,272
Cost of revenues (including stock-based compensation of $87 and $25 for the three months ended March 31, 2006 and 2005)	7,134	5,395

GROSS PROFIT	11,155	8,877

OPERATING EXPENSES:
Research and development (including stock-based compensation of $557 and $187 for the three months ended March 31, 2006 and 2005)	6,055	4,448
Sales, general and administrative (including stock-based compensation of $762 and $372 for the three months ended March 31, 2006 and 2005 )	5,556	4,045

Total operating expenses	11,611	8,493

INCOME (LOSS) FROM OPERATIONS	(456)	384

OTHER INCOME AND EXPENSES, NET	1,248	94

INCOME BEFORE INCOME TAXES	792	478
PROVISION FOR INCOME TAXES	46	239

NET INCOME	$746	$239

NET INCOME PER SHARE:

Basic	$0.02	$0.04
Diluted	$0.02	$0.01

WEIGHTED AVERAGE SHARES USED IN NET INCOME PER SHARE CALCULATION:
Basic	42,994	6,368
Diluted	46,927	35,594

See accompanying notes to consolidated financial statement.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$746	$239
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	383	340
Stock-based compensation	1,406	584
Excess tax benefit from employee equity incentive plans	(447)	—
Tax benefit from employee equity incentive plans	829	—
Changes in operating assets and liabilities:
Accounts receivable	(560)	(4,203)
Inventory	(189)	1,319
Prepaid expenses and other current assets	124	(676)
Other assets	(19)	(12)
Deferred income taxes - current	(842)	—
Accounts payable	724	(56)
Accrued expenses	(943)	1,126
Other long term liabilities	(9)	—
Income taxes payable	(177)	204

Net cash (used)/provided by operating activities	1,026	(1,135)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(571)	(318)

Net cash (used) in investing activities	(571)	(318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options and common stock warrants	434	91
Excess tax benefit from employee equity incentive plans	447	—
Principal payments on capital lease obligations	—	(14)

Net cash provided by financing activities	881	77

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3)	(29)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,333	(1,405)
CASH AND CASH EQUIVALENTS—Beginning of period	124,377	21,705

CASH AND CASH EQUIVALENTS—End of period	$125,710	$20,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1	$2

Cash paid for income taxes	$237	$60

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Advanced Analogic Technologies Incorporated’s (the “Company’s”) accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Registration Statement on Form 10-K filed with the SEC on March 8, 2006.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other future period. The consolidated balance sheet as of December 31, 2005 is derived from the audited consolidated financial statements as of and for the year then ended.

2. STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R). The Company accounts for stock-based awards to nonemployees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $1.4 million, which consisted of pretax stock-based compensation expense related to employee and consultant stock options.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. The portion of stock-based compensation expenses related to options granted prior to April 4, 2005, (the date of our initial filing of a registration statement for our eventual initial public offering, which is the date we are considered a public company under SFAS 123(R)) which were previously recorded under the provisions of APB 25, continue to be amortized over the respective vesting period and do not include an estimated forfeiture rate. The actual forfeitures of these options are recorded as they occur. These options granted prior to April 4, 2005 have been valued using the intrinsic value method and as of March 31, 2006, the remaining unamortized portion of the deferred stock based compensation relating to these options granted prior to April 4, 2005 is $4.8 million. Option awards granted after April 4, 2005 and before January 1, 2006 were based on grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. The fair value of these options were previously calculated using the Black-Scholes option pricing model and, under SFAS 123(R), are adjusted for an estimated forfeiture rate and amortized over the vesting period. Option awards granted subsequent to our adoption of SFAS 123(R) on January 1, 2006 are recorded as stock based compensation expense under the fair value method as prescribed by SFAS 123(R). The grant date fair value of these options was also calculated by using the Black-Scholes option pricing model.

Compensation expense for all share-based payment awards continues to be recognized using the straight-line single-option method.

Stock-based compensation expenses recognized in the Consolidated Statement of Operations for the three months ended March 31, 2006, excluding amounts related to options granted prior to April 4, 2005, are based on awards that ultimately are expected to vest and have been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The cumulative effect of a change in accounting principle as a result of our adoption of SFAS 123(R) was not significant.

The following table summarizes stock-based compensation expense, related to employee stock options under SFAS 123(R), including the amortization of the intrinsic value under APB 25 for pre-April 4, 2005 options, for the three months ended March 31, 2006 and stock-based compensation expense, net of tax, related to employee stock options under APB 25, for the three months ended March 31, 2005 which was allocated as follows:

	Three Months Ended March 31,
(in thousands)	2006	2005
Cost of sales	$87	$25
Research and development	557	187
Sales, general and marketing	762	372
Related tax effect	(91)	—

Total Stock Based Compensation Expense	$1,315	$584

For options granted subsequent to January 1, 2006, the Company used its historical stock price and the historical stock prices of an industry peer group for purposes of calculating volatility. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. Due to a lack of historical evidence, the expected life of employee stock options was estimated to be approximately 6.25 years, which is determined in accordance to SAB 107. The following table includes assumptions utilized for purposes of calculating the valuation of the Company’s stock option grants during the first quarter of fiscal 2006.

March 31, 2006
Volatility	56%
Expected option term	6.25
Expected dividend yield	0.0%
Risk free interest rate	4.55%

Prior to the adoption of SFAS 123(R), the Company accounted for all stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, $0.6 million in stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2005.

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

	Three Months Ended March 31,
(in thousands)	2006	2005
Weighted average common shares outstanding	43,403	7,259
Weighted average shares subject to repurchase	(409)	(891)

Shares used to calculate basic net income per share	42,994	6,368

Effect of dilutive securities:
Common and preferred stock warrants	14	142
Convertible preferred stock	—	24,628
Common stock options	3,510	3,565
Weighted average shares subject to repurchase	409	891
Employee stock purchase plan	—	—

Dilutive potential common stock	3,933	29,226

Weighted average common shares outstanding, assuming dilution	46,927	35,594

4. OTHER COMPREHENSIVE INCOME

Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended March 31,
(in thousands)	2006	2005
Net income	746	239
Foreign currency translation adjustment	4	(29)

Total	$750	$210

5. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

	March 31,	December 31,
(in thousands)	2006	2005
Inventories
Raw materials	$1,343	$1,311
Work in process	2,564	2,010
Finished goods	2,869	3,240

Total inventories	$6,776	$6,561

Property and equipment, net
Computers and software	$3,291	$3,082
Office and test equipment	3,295	2,886
Leasehold improvements	567	529

	7,153	6,497
Accumulated depreciation and amortization	(4,646)	(4,240)

Total property and equipment, net	$2,507	$2,257

Accrued liabilities
Accrued payroll and benefits	$1,533	$3,119
Warranty	143	39
Exercise of unvested stock options	188	188
Accrued payables and other	1,937	1,392

Total accrued liabilities	$3,801	$4,738

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

	Three Months Ended March 31,
(in thousands)	2006	2005
South Korea	$11,622	$8,869
Taiwan	3,328	2,590
China	2,121	1,965
Europe	741	389
Japan	175	331
North America (principally United States)	302	128

Total	$18,289	$14,272

The following is a summary of revenue by product type:

	Three Months Ended March 31,
(in thousands)	2006		2005
	Amount	Percent of Revenues	Amount	Percent of Revenues
TPM IC *	$14,236	78%	$10,866	76%
ASPM **	4,036	22	3,266	23
Other ***	17	0	140	1

Total	$18,289	100%	$14,272	100%

*	Total Power Management Integrated Circuit
**	Application Specific Power Metal Oxide Semiconductor Field Effect Transistor
***	Other consists of primarily Discrete Metal Oxide Semiconductor Field Effect Transistor and non recurring engineering revenue

The following is a summary of long-lived assets by geographic region:

(in thousands)	March 31, 2006	December 31, 2005
Country
United States	$1,891	$1,617
Taiwan	374	396
Hong Kong	96	107
South Korea	191	197
China	215	167
Japan	96	101
Macau	40	46
Sweden	8	8
United Kingdom	2	2

Total	$2,913	$2,641

The following table summarizes net revenue and accounts receivable for customers which accounted for 10% or more of accounts receivable or net revenue:

	Accounts Receivable as of		Net Revenue Three Months Ended March 31,
	March 31, 2006	December 31, 2005	2006	2005
Customer
A	37%	32%	35%	43%
B	—	15	—	—
C	—	13	—	—

7. RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the FASB issued SFAS No. 151, Inventory Cost. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.…” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principles as well as to changes required by an accounting pronouncement that does not include transition provisions. To enhance comparability, SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The cumulative effect of the change is reported in the carrying value of assets and liabilities as of the first period presented, with the offset applied to opening retained earnings. Each period presented is adjusted to show the period-specific effects of the change. Only direct effects of the change will be retrospectively recognized; indirect effects will be recognized in the period of change. SFAS No. 154 carries forward without change APB No. 20’s guidance for reporting the correction of an error and a change in accounting estimate as well as SFAS No. 3’s provisions governing reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial statements.

8. INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, the Company determined deferred tax assets and liabilities based upon the differences between the financial statement and tax bases of our assets and liabilities using tax rates in effect for the year in which the Company expects the differences to affect taxable income. The Company expects the effective tax rate for 2006 to be substantially lower than the statutory federal rate and the effective tax rate for 2005 due to two primary reasons. First, due to the completion of the implementation of its international structure, the percentage of the Company’s consolidated pre-tax income represented by its foreign operations increased and exceeded the domestic percentage. The Company’s foreign operations are taxed at significantly lower rates than its domestic operations in the U.S. Second, the Company also adopted SFAS123(R) as of January 1, 2006, and, as a result, incurred significant stock-based compensation expense, most of which related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the quarter when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously expensed stock compensation. Tax benefits related to tax deductions in excess of previously expensed stock compensation are recorded as an addition to paid-in-capital. During the quarter ended March 31, 2006, tax expense was reduced by $0.1 million as a result of disqualifying dispositions.

The percentage tax rate reflected in our results of operations is based on an estimate of net income for the fiscal year 2006 that we make at the end of each quarter. At March 31, 2006, without tax benefits realized through disqualifying dispositions during the quarter ended March 31, 2006, our full year estimate of the 2006 effective tax rate was approximately 12%. However, with tax benefits realized through disqualifying dispositions during the quarter ended March 31, 2006, the effective tax rate for the quarter was approximately 6%.

9. LEGAL PROCEEDINGS

In May 2003, the Company received a letter from Linear Technology Corporation alleging that certain of its charge pump products infringed United States Patent No. 6,411,531 owned by Linear Technology. In August 2004, the Company received a letter from Linear Technology alleging that certain of its switching regulator products infringed United States Patent Nos. 5,481,178, 6,304,066 and 6,580,258. In response to these letters, the Company contacted Linear Technology to convey in good faith the belief that it does not infringe the patents in question. Since that time, there have been no additional communications by Linear Technology to the Company. In spite of the Company’s efforts to assure Linear Technology that it do not infringe on Linear Technology’s U.S. patents, the Company has recently become aware of a marketing campaign conducted by Linear Technology in which they seek to disrupt the Company’s business relationships and sales by suggesting to the Company’s customers that our products infringe the same U.S. patents mentioned in their two letters to us. As a result, in February 2006, the Company initiated a lawsuit against Linear Technology for unfair business practices, interference with existing and prospective customers and trade libel, as well as a declaration of patent invalidity and non-infringement.

In February 2006, in a related action, Linear Technology petitioned the United States International Trade Commission (USITC) requesting that the USITC initiate an examination to determine if certain of the Company’s products infringe certain patents owned by Linear Technology under Section 337 of the Tariff Act. The patents involved in this action are a subset of the patents involved in the lawsuit that we filed against Linear Technology. The accused products include charge pumps and switching regulators and are similar to the products involved in our lawsuit with Linear Technology. The Company believes that none of our products infringe the Linear Technology patents in question. However, whether or not the Company prevails in this lawsuit, the Company expects to incur significant legal expenses related to this case. Because the subject matter of this action is similar to the subject matter involved in the Company’s lawsuit with Linear Technology, the expected costs associated with these two matters to be substantially less than the costs that would typically result from two unrelated matters. If the Company is unsuccessful in this case, its business and ability to compete in foreign markets could be harmed, and could be enjoined from selling the accused products in the United States, either directly or indirectly, which could have a material adverse impact on the Company’s revenues, financial condition, results of operations and cash flows.

In March 2006, the United States International Trade Commission (USITC) responded to a petition filed by Linear Technology by initiating an examination to determine if certain of the Company’s products infringe certain patents owned by Linear Technology under Section 337 of the Tariff Act.

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

The complaint requests an injunction to prevent the Company from allegedly infringing the patents as well as an award of monetary damages, attorneys’ fees, costs and expenses. The Company’s initial response included counterclaims seeking a declaratory judgment of non-infringement, invalidity and unenforceability of the involved patents. Since that time, both parties have participated in discovery and preliminary claim construction. In August 2004, the U.S. Patent and Trademark Office granted the Company a request for reexamination of two of the involved patents. As a result of the pending reexamination, all proceedings in this lawsuit were stayed. In October 2005, two separate lawsuits filed by Siliconix against Denso Corporation and Matsushita Electrical Industrial Co. Ltd. were consolidated by the U.S. District Court for the Northern District of California, and all three lawsuits were assigned to the same judge. As a result, the earlier stay of the Siliconix case against us has been lifted. Unless the lawsuit is settled earlier, the Company expects to go to trial no earlier than the second quarter of 2007.

At this time, the Company believes that it has a meritorious defense to each of Siliconix’s claims. If the Company does not prevail in this litigation, it could be ordered to pay monetary damages, and could be enjoined from selling the accused products in the United States, either directly or indirectly. Each of the patents involved in this lawsuit will expire prior to August 2008. Although the Company does not believe that its TrenchDMOS products infringe the Siliconix patents at issue, if these products are found by a court to infringe, then the Company would be unable to continue to sell these products in the United States. Sales of our products in the United States that Siliconix claims infringe its U.S. patents are minimal, and sales of all of our TrenchDMOS products worldwide represented less than 1% of our revenues in 2005. As a result, the Company believes that any decision in this case, even if favorable to Siliconix, is unlikely to have a material adverse impact on our revenues, financial condition, results of operations or cash flows.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our recently filed Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

We are a supplier of power management semiconductors for mobile consumer electronic devices, such as wireless handsets, notebook and tablet computers, smartphones, digital cameras and personal media players. We focus our design and marketing efforts on the application-specific power management needs of consumer, communications and computing applications in these rapidly evolving devices. Through our Total Power Management approach, we offer a broad range of products that support multiple applications, features and services across a diverse set of mobile consumer electronic devices. We sell directly to original equipment manufacturers, or OEMs, including LG Electronics, Inc., Samsung Electronics Co., Ltd., Motorola, Inc., Sagem SA, Innertech and Pantech & Curitel Communications, Inc. We sell through distributors and original design manufacturers, or ODMs, to other system designers, including Hewlett-Packard Company, Dell Inc., Texas Instruments Incorporated, HTC Corporation and Compal Electronics, Inc.

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

We have developed and introduced over 480 new products since 2000. We currently derive a majority of our revenues from sales of our ChargePump product family, which is primarily used for driving white LED backlighting of color displays. In the future, we expect to derive an increasing percentage of our revenues from other product families, such as switching regulator ICs, lithium-ion battery charger ICs and power system-on-chip integrated multifunction power products, or Power SOCs.

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

We sell our products through our direct sales and applications support organization to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, and contract electronics manufacturers, as well as through arrangements with distributors that fulfill third-party orders for our products. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. We receive a substantial portion of our revenues from a small number of customers. We received an aggregate of approximately 80% of our revenues from our ten largest customers in each of the three months ended March 31, 2006 and for the year ended December 31, 2005. Our largest direct customer is LG Electronics Inc., or LG, which accounted for 35% and 43% of our revenues for the three months ended March 31, 2006 and fiscal 2005, respectively.

It is difficult for us to forecast the demand for our products, in part because of the highly complex supply chain between us and the consumer end users of the mobile consumer electronic devices that incorporate our products. We believe that our customer’s buying patterns are more predictable over a six-month period versus a three-month period, as a result, our forecasting of quarterly results are more difficult than our half-year outlook. Additionally, our design wins are usually based on a half-yearly cycle, especially for the handset market. Consumer demand for new features changes rapidly. Parties such as wireless service providers directly respond to and influence these consumer preferences through device selection and orders to the OEMs for these devices. Distributors, ODMs and contract electronics manufacturers often add an additional layer of complexity between us and consumer end users. As a result, we must forecast demand not only from our customers, but also from other participants in this multi-level distribution channel. Our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our relationship with these customers. Conversely, our failure to forecast declining demand or shifts in product mix can result in excess or obsolete inventory. For example, in 2004, we recorded an inventory write-down of $1.9 million because our forecast of demand in early 2004 proved to be optimistic and a significant portion of these newly manufactured products ended up with no forecasted demand in the second half of 2004. For the three months ended March 31, 2006, we recorded inventory write-downs of $0.6 million. In addition, if we do not incorporate the partially fabricated wafers held for us by our suppliers into our products in a timely fashion, we may still become obligated to purchase these materials, which may reduce our gross margins.

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

We derive substantially all of our revenues from sales to foreign customers, particularly in Asia. In the three months ended March 31, 2006, approximately 94% of our revenues were from sales in Asia, including approximately 63% in South Korea, 18% in Taiwan, 12% in China and 1% in Japan. In the three months ended March 31, 2005, approximately 96% of our revenues were from sales in Asia, including approximately 62% in South Korea, 18% in Taiwan, 14% in China and 2% in Japan. We believe that a substantial majority of our revenues will continue to come from customers located in Asia, where most of the mobile consumer electronic devices that use our ICs are manufactured. As a result of this regional customer concentration, we have been and expect to continue to be particularly subject to economic and political events, health crises and other developments that impact our customers in Asia. For example, our sales in late 2004 were harmed by the Chinese government reducing the availability of credit to domestic businesses. China, in particular, is an emerging market where forecasting by our distributors is not accurate, and there can be rapid changes in the distribution system and market conditions. In order to limit our exposure to bad debt and late payments from distributors, we constrained sales to these customers by declining to fulfill orders, which reduced our revenues for this period. We continue to closely monitor payments owed to us by our customers who may continue to be affected by this reduced availability of credit in China.

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

Results of Operations

The following table sets forth our unaudited historical operating results, as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2006	2005
NET SALES	100.0%	100.0%
Cost of revenues	39.0	37.8

GROSS PROFIT	61.0	62.2

OPERATING EXPENSES:
Research and development	33.1	31.2
Sales general and adminstrative	30.4	28.3

Total operating expenses	63.5	59.5

INCOME (LOSS) FROM OPERATIONS	(2.5)	2.7
OTHER INCOME AND EXPENSES, NET	6.8	0.7

INCOME BEFORE INCOME TAXES	4.3	3.4
PROVISION FOR INCOME TAXES	0.3	1.8

NET INCOME	4.0%	1.6%

Comparison of Three Months Ended March 31, 2006 and March 31, 2005

Revenues

The following table illustrates our revenues by our principal product families:

	Three Months Ended March 31,
	2006		2005
(in thousands)	Amount	Percent of Revenues	Amount	Percent of Revenues
TPM IC *	$14,236	78%	$10,866	76%
ASPM **	4,036	22	3,266	23
Other ***	17	0	140	1

Total	$18,289	100%	$14,272	100%

*	Total Power Management Integrated Circuit
**	Application Specific Power Metal Oxide Semiconductor Field Effect Transistor
***	Other consists of primarily Discrete Metal Oxide Semiconductor Field Effect Transistor and non recurring engineering revenue

Our revenues for the three months ended March 31, 2006 as compared to 2005 increased, due to increased sales of our TPM IC and ASPM products. The increase in revenues was almost entirely produced by an increase in unit volume sales for the three months ended March 31, 2006 as compared to 2005. The increase in TPM IC revenues was primarily driven by increased sales of our ChargePump products for the three ended March 31, 2006 as compared to 2005. The increase in ASPM revenues for the three months ended March 31, 2006 as compared to 2005 was primarily attributable to increased sales of our SmartSwitch products.

Our sales to LG increased as compared to the first quarter of 2005. However, sales to LG represented a decreased portion of our total revenues as we have continued to diversify our customer base. Aggregate sales to LG increased by approximately 3% for the three months ended March 31, 2006 as compared to the same period in 2005. LG accounted for approximately 35% of our revenues for the three months ended March 31, 2006 as compared to 43% for the three months ended March 31, 2005. Aggregate revenues for the three months ended March 31, 2006 from customers other than LG grew by 47%, as compared to the three months ended March 31, 2005.

Additionally, our revenues were affected by lower than expected distributor sales to various Chinese and Taiwanese distributors, which was primarily due to seasonal effects. As a result, our distributor revenues as a percentage of total revenues for the three months ended March 31, 2006 decreased from 44% to 33% as compared to the three months ended December 31, 2005.

Gross Profit

	Three Months Ended March 31,		Increase
(in thousands)	2006	2005	(Decrease)
Net revenues	$18,289	$14,272	$4,017	28.1%
Cost of revenues	7,134	5,395	1,739	32.2%

Gross profit	$11,155	$8,877	$2,278	25.7%

Gross profit margin	61.0%	62.2%	(1.2)%	ppt.

Our gross margin was 61% for the three months ended March 31, 2006, compared to 62% for the three months ended March 31, 2005. This decrease was due to a number of factors:

•	2% of the decrease is attributable to higher warranty expense from higher actual warranty experience,

•	2% due to higher cost of revenues, because we incurred decreased production yields as a result of product specification changes for certain products, which were due to customer requests,

•	1% due to unfavorable product mix and economies of scale, and;

•	were offset in part by a decrease in excess and obsolete expenses, which represented approximately 4%.

Research and Development

	Three Months Ended March 31,		Increase
(in thousands)	2006	2005	(Decrease)
Research and development	$6,055	$4,448	$1,607	36.1%
% of net revenues	33.1%	31.2%	1.9%	ppt.

Research and development expenses for the three months ended March 31, 2006 as compared to 2005, increased due to a number of factors:

•	Increase in expenses of $0.9 million due to increased non-recurring engineering and field application engineering related expenses for new product development,

•	increase in stock based compensation of $0.3 million,

•	increase in facilities and other occupancy related expenses of $0.3 million, and;

•	an increase in payroll and employee related expenses of $0.1 million due to increased headcount.

Sales, General and Administrative

	Three Months Ended March 31,		Increase
(in thousands)	2006	2005	(Decrease)
Sales general and administrative	$5,556	$4,045	$1,511	37.4%
% of net revenues	30.4%	28.3%	2.1%	ppt.

Sales, general and administrative expenses for the three months ended March 31, 2006 as compared to 2005, increased due to a number of factors:

•	Increase in stock based compensation of $0.4 million,

•	increase in expenses of $0.4 million related to various legal proceedings,

•	increase in expenses of $0.3 million related to our secondary offering, which did not occur,

•	increase in expenses of $0.3 million primarily attributable to increased Director and Officers’ insurance, audit and tax consulting services, and;

•	an increase in expenses of approximately $0.1 million related to expenses attributable to our continued implementation of section 404 of the Sarbanes Oxley Act of 2002.

Interest and Other Income, Net

Interest and other income, net was $1.2 million in the three months ended March 31, 2006, and $0.1 million in the three months ended March 31, 2005. The increase in interest and other income was primarily attributable to higher interest income earned on higher cash balances resulting from the proceeds of our initial public offering in August 2005.

Provision for Income Taxes

Our income tax provision was approximately $46,000 and $239,000 for the three months ended March 31, 2006 and 2005. We expect our effective tax rate for 2006 to be substantially lower than the statutory federal rate and the effective tax rate for 2005 due to two primary reasons. First, due to the completion of the implementation of our international structure, the percentage of our consolidated pre-tax income represented by our foreign operations increased and exceeded the domestic percentage. Our foreign operations are taxed at significantly lower rates than our domestic operations in the U.S. Second, we also adopted SFAS 123(R) as of January 1, 2006, and, as a result, incurred significant stock-based compensation expense, most of which related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the quarter when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously expensed stock compensation. Tax benefits related to tax deductions in excess of previously expensed stock compensation are recorded as an addition to paid-in-capital. During the quarter ended March 31, 2006, tax expense was reduced by $0.1 million as a result of disqualifying dispositions.

The percentage tax rate reflected in our results of operations is based on an estimate of net income for the fiscal year 2006 that we make at the end of each quarter. At March 31, 2006, without tax benefits realized through disqualifying dispositions during the quarter ended March 31, 2006, our full year estimate of the 2006 effective tax rate was approximately 12%. However, with tax benefits realized through disqualifying dispositions during the quarter ended March 31, 2006, the effective tax rate for the quarter was approximately 6%.

Liquidity and Capital Resources

	Three Months Ended March 31,		Increase
(in thousands)	2006	2005	(Decrease)
Net cash (used)/provided by operating activities	$1,026	$(1,135)	$2,161	(190.4)%
Net cash (used) in investing activities	$(571)	$(318)	$(253)	79.6%
Net cash provided by financing activities	$881	$77	$804	1,044.2%
Effect of exchange rate changes on cash and cash equivalents	$(3)	$(29)	$26	(89.7)%

Net increase (decrease) on cash and cash equivalents	$1,333	$(1,405)	$2,738	(194.9)%

Our cash and cash equivalents were $125.7 million as of March 31, 2006 and $124.4 million as of December 31, 2005.

Net Cash Used in Operating Activities

Net cash provided by operating activities was $1.0 million for the three months ended March 31, 2006, which primarily consisted of net income of $0.7 million and $0.7 million from increases in accounts payable, which were off set by decreases in accrued liabilities of $0.9 million, increases in deferred tax assets of $0.8 million, increases in accounts receivable of $0.6 million, decreases in income taxes payable and increases in inventory of approximately $0.2 million. In addition, we had an aggregate of $1.4 million of stock-based compensation expense, $0.4 million of depreciation and amortization expense and a net amount of $0.4 million attributable to in tax benefits from exercises of common stock options and warrants. Our accounts receivable balance increased due to the timing of sales during the fourth quarter of fiscal 2005, when we experienced greater sales during the beginning of the quarter compared to the current quarter. Increases in our current assets are primarily attributable to increases in our current portion of our deferred tax assets. Our stock-based compensation expenses have risen as a result of our adoption of SFAS 123(R) and the increased number of options granted to employees and consultants. Depreciation and amortization expenses have also risen and we expect that this will continue to rise as we invest in research and development and infrastructure.

Net cash used by operating activities was $1.1 million for the three months ended March 31, 2005, which primarily consisted of increases in accounts receivable of $4.2 million, increases in other current assets of $0.7 million, which were offset in part by decreases in inventories of $1.3 million, increase in accrued liabilities of $1.1 million. In addition, we had stock based compensation expenses recorded under APB 25 of approximately $0.6 million and an aggregate of $0.3 million of depreciation and amortization expense. Increases in accounts receivable were primarily due to increased sales during the period and our decreases in inventories was attributable to increased shipments. Our increases in accruals and payables were also due to our increased overall business volume during the three months ended March 31, 2005.

Net Cash Used in Investing Activities

Net cash used in our investing activities was $0.6 million in the three months ended March 31, 2006 and $0.3 million in the three months ended March 31, 2005. The increase in cash usage was in part due to purchases of various engineering software and to support our internal infrastructure growth in the first quarter of 2006 and for fiscal 2005.

Net Cash Provided by Financing Activities

Net cash provided by our financing activities was $0.9 million in the three months ended March 31, 2006 and $0.1 million in the three months ended March 31, 2005. Net cash provided by our financing activities in the three months ended March 31, 2006 primarily consisted of $0.9 million of net proceeds from exercises of common stock options and warrants and their related tax benefit.

Net cash provided by our financing activities in the three months ended March 31, 2005 primarily consisted of proceeds of $0.1 million from exercises of common stock options and warrants, offset by $14,000 for payments of our capital lease obligations.

Liquidity

In July 2005, we amended and restated a loan and security agreement with our primary bank in the United States to take effect upon the closing of our initial public offering of common stock in August 2005. Under the terms of the amended and restated agreement, we have access to a revolving line of credit of $20.0 million if our net cash, or the sum of our cash and cash equivalents less our indebtedness, is at least $40.0 million. This revolving line of credit will be reduced to $15.0 million if our net cash is between $30.0 million and $40.0 million. Under the terms of the amended and restated agreement, we must maintain net cash of at least $30.0 million. The annual interest rate on amounts borrowed under this line of credit will be the greater of either 5.75% or 0.25% over the bank’s prime rate. This line of credit will terminate in August 2006. In connection with the amended and restated agreement, we provided the bank with a first priority security interest in substantially all of our assets, excluding intellectual property. To date, we have not borrowed any amounts under this loan and security agreement.

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

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of March 31, 2006:

(in thousands)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Operating leases	$1,073	$527	$49	$—	$1,649
Purchase commitments	$6,423	$—	$—	$—	$6,423

	$7,496	$527	$49	$—	$8,072

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

A large portion of our sales is made through distribution arrangements with third parties. These arrangements include stock rotation rights that generally permit the return of up to 5% and, in the case of one customer, 8% of the previous six months’ purchases. We generally accept these returns in the first and third quarter of each annual period. We record estimated returns at the time of shipment. Our normal payment term with our distributors is 30 days from invoice date. Our arrangements with our distributors typically include price protection provisions if we reduce our list prices. We record reserves for price protection at the time we decide to reduce our list prices. The credits we have issued for price protection provisions were $178,000 and $15,000 for the three months ended March 31, 2006 and 2005, respectively. During the third quarter of 2005, we amended a limited number of our distributor arrangements to include the possibility of certain sales price rebates on specified products. At the time of shipment we recognize revenue, estimate the total sales price rebate and reserve for those pricing rebates. We have also deferred revenue related to one of our distributors for which we are unable to reasonably estimate returns and recognize revenues from that distributor, when shipment to the customer from that distributor has occurred. We deferred approximately $143,000 related to distributor sales at March 31, 2006 and $83,000 at March 31, 2005.

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

Stock-Based Compensation

On January 31, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. See Note 2 to the Consolidated Financial Statements for additional information.

Upon adoption of SFAS 123(R), we began estimating the value of employee stock options on the date of grant using a Black-Scholes stock option valuation model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

The Company used its historical stock price and the historical stock prices of an industry peer group for purposes of calculating volatility. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. Due to a lack of historical evidence, the expected life of employee stock options was estimated to be approximately 6.25 years, which determined in accordance to SAB 107. The following table includes assumptions utilized for purposes of calculating the valuation of the Company’s stock option grants during the first quarter of fiscal 2006.

March 31, 2006
Volatility	56%
Expected option term (years)	6.25
Expected dividend yield	0.0%
Risk free interest rate	4.55%

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

We completed the process of implementing an international structure. We moved certain of our logistics, order entry, purchasing and billing functions to our new office in Macau and our nearby office in Hong Kong, which are in closer geographic proximity to our suppliers and customers. Our corporate headquarters remain in the United States. In connection with this structure, we implemented cost-sharing and license arrangements with our wholly-owned British Virgin Islands subsidiary, with which our wholly-owned Macau subsidiary implemented a similar licensing arrangement to fund, develop and license intellectual property. Pursuant to these arrangements, our British Virgin Islands and Macau subsidiaries have the non-exclusive rights to manufacture, market and distribute our products in certain geographic markets. Furthermore, our Macau subsidiary is authorized to contract with third parties for the manufacture, test and assembly of our products.

We expect our effective tax rate for 2006 to be substantially lower than the statutory federal rate and the effective tax rate for 2005 due to two primary reasons. First, due to the completion of the implementation of our international structure, the percentage of our consolidated pre-tax income represented by our foreign operations increased and exceeded the domestic percentage. Our foreign operations are taxed at significantly lower rates than our domestic operations in the U.S. Second, we also adopted SFAS 123(R) as of January 1, 2006, and, as a result, incurred significant stock-based compensation expense, most of which related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the quarter when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously expensed stock compensation. Tax benefits related to tax deductions in excess of previously expensed stock compensation are recorded as an addition to paid-in-capital. During the quarter ended March 31, 2006, tax expense was reduced by $0.1 million as a result of disqualifying dispositions.

The percentage tax rate reflected in our results of operations is based on an estimate of net income for the fiscal year 2006 that we make at the end of each quarter. At March 31, 2006, without tax benefits realized through disqualifying dispositions during the quarter ended March 31, 2006, our full year estimate of the 2006 effective tax rate was approximately 12%. However, with tax benefits realized through disqualifying dispositions during the quarter ended March 31, 2006, the effective tax rate for the quarter was approximately 6%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on our interest income. As of March 31, 2006, we had no significant investments and substantially all of our cash equivalents were held in money market accounts.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our bank line of credit. The advances under this line of credit bear a variable rate of interest based on the prime rate. The risk associated with fluctuating interest expense is limited to this debt instrument and we do not believe that a 10% change in the prime rate would have a significant impact on our interest expense. During the three months ended March 31, 2006 and March 31, 2005, we did not have any outstanding debt instruments.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. In connection with the audit of our consolidated financial statements for the year ended December 31, 2005, our independent registered public accounting firm, Deloitte & Touche LLP, identified an error requiring adjustment to correct tax expenses and deferred tax assets. The material weakness identified related to an error requiring an adjustment to correct our tax expense and deferred tax assets as a consequence of the intercompany transactions relating to the implementation of our international tax structure. As a consequence, our management reported to our audit committee the identification of a “material weakness” (under the standards established by the Public Company Accounting Oversight Board) and significant deficiencies in our internal controls. Based on our management’s evaluation referred above, including our Chief Executive Officer and our Chief Financial Officer, we have taken remedial actions to mitigate the above referenced material weakness. These remedial efforts included hiring an additional tax professional and also enhancing internal procedures to provide additional reviews of various tax accounts. As of March 31, 2006 our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures as remediated were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Our independent registered public accounting firm was not engaged to audit, nor has it audited, the effectiveness of our internal control over financial reporting. Accordingly, our independent registered public accounting firm has not rendered an opinion on our internal control over financial reporting.

(b) Changes in Internal Controls Over Financial Reporting

Other than the changes instituted as noted above, there have been no other changes in our internal controls over financial reporting that occurred in the period covered by this Quarterly Report of Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

Our customers may cancel their orders, change production quantities or delay production, and if we fail to forecast demand for our products accurately, we may incur product shortages, delays in product shipments or excess or insufficient product inventory.

We generally do not obtain firm, long-term purchase commitments from our customers. Because production lead times often exceed the amount of time required to fulfill orders, we often must build in advance of orders, relying on an imperfect demand forecast to project volumes and product mix. Our demand forecast accuracy can be adversely affected by a number of factors, including inaccurate forecasting by our customers, changes in market conditions, new part introductions by our competitors that lead to our loss of previous design wins, adverse changes in our product order mix and demand for our customers’ products or models. China, in particular, is an emerging market where forecasting by our distributors is not accurate, and there can be rapid changes in the distribution system and market conditions. Even after an order is received, our customers may cancel these orders or request a decrease in production quantities. Any such cancellation or decrease subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls and excess or obsolete inventory which we may be unable to sell to other customers. Alternatively, if we are unable to project customer requirements accurately, we may not build enough products, which could lead to delays in product shipments and lost sales opportunities in the near term, as well as force our customers to identify alternative sources, which could affect our ongoing relationships with these customers. We have in the past had customers dramatically increase their requested production quantities with little or no advance notice and after they had submitted their original order. We have on occasion been unable to fulfill these revised orders within the time period requested. Either underestimating or overestimating demand would lead to excess, obsolete or insufficient inventory, which could harm our operating results, cash flow and financial condition, as well as our relationships with our customers. For example, we recorded inventory write-downs of $0.6 million, $3.3 million, and $1.9 million for the first quarter of 2006 and in the fiscal years ended 2005 and 2004, respectively.

We receive a substantial portion of our revenues from one customer and most of our revenues from a small number of customers, and the loss of, or a significant reduction in, orders from that customer or our other largest customers would adversely affect our operations and financial condition.

We receive a substantial portion of our revenues from one customer, LG Electronics Inc. of South Korea. We received an aggregate of approximately 35% of our revenues from LG for first quarter of 2006 and 37% of our revenues from LG in fiscal year 2005. We anticipate that we will continue to be dependent on LG for a significant portion of our revenues in the immediate future; however, we do not have long-term contractual purchase commitments from LG, and we cannot assure you that LG will continue to be our customer. We received an aggregate of approximately 80% of our revenues from our ten largest customers for 2005. Any action by LG or any of our other largest customers that affects our orders, product pricing or vendor status could significantly reduce our revenues and harm our financial results. For example, in the fourth quarter of 2004, we experienced a 33% sequential quarterly decline in revenues from LG as a result of LG’s prior increase in inventory of our products in the third quarter in anticipation of the peak fourth-quarter buying season for the wireless handsets in which our products are primarily used by LG. In the future, our sales to LG or our other large customers will continue to be susceptible to this type of quarterly fluctuation as our customers manage their inventories, principally for seasonal variations. In particular, our customers’ increase in inventory of our products in advance of this peak buying season for wireless handsets often leads to sequentially lower sales of our products in the first calendar quarter and, potentially, late in the fourth calendar quarter. In addition, while in the past the principal LG divisions that purchase our products have been separately responsible for purchasing, inventory and other supply chain logistics, these functions of these divisions underwent a consolidation in 2005. This consolidation has reduced our ability to forecast orders from LG because we no longer receive orders directly from the LG divisions using our products. In addition, we are required to supply inventory to a centralized location based on a forecast provided by LG for the ensuing 30 days on a consolidated basis, which requires us to incur the cost of producing materials in advance of receiving a purchase commitment from LG. If LG does not purchase the inventory that was forecasted, we will be required to find alternative customers for the inventory and we may be unsuccessful in doing so at acceptable prices or at all, which would require us to write down or write off the inventory supplied by us to LG’s centralized location. LG implemented this consolidation and hub structure in 2005. We therefore have limited experience in understanding and forecasting LG’s ordering patterns under this structure. Because our largest customers account for such a significant part of our business, the loss of, or a decline in sales to, any of our major customers would negatively impact our business.

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

We obtain a portion of our revenues through sales to distributors located outside of North America who act as our fulfillment representatives. Sales to distributors accounted for 33%, 42% and 40% of our revenues for the first quarter of fiscal 2006, for fiscal years 2005 and 2004, respectively. In the normal course of their operation as fulfillment representatives, these distributors typically perform functions such as order scheduling, shipment coordination, inventory stocking, payment and collections and, when applicable, currency exchange between purchasers of our products and these distributors. Our distributors’ compensation for these functions is reflected in the price of the products we sell to these distributors. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. If these distributors are unable to pay us in a timely manner or if we anticipate that they will not pay us, we may elect to withhold future shipments, which could adversely affect our operating results. For example, during the fourth quarter of 2004, a number of our distributors in China delayed payments to us, generally due to an unanticipated regional increase in restrictions on credit. As a result of these liquidity concerns, we limited our sales to these distributors, which adversely affected our revenues and operating results in the fourth quarter of 2004. If one of our distributors experiences severe financial difficulties, becomes insolvent or declares bankruptcy, we could lose product inventory held by that distributor and we could be required to write off the value of any receivables owed to us by that distributor. We could also be required to record bad debt expense in excess of our reserves. For example, in the first quarter of 2005, we noticed a slowing in the payment pattern of our largest distributor, EPCO Technology Co., Ltd., and it became apparent that EPCO had serious financial problems. As a result, we recorded a bad debt expense of $0.1 million in the fourth quarter of 2004. We have since ceased doing business with EPCO, from which we received approximately 7% of our revenues in 2004, and have engaged replacement distributors. In the future, we may not be successful in recognizing these indications or in finding replacement distributors in a timely manner, or at all, which could harm our operating results, cash flow and financial condition.

Our distributor arrangements often require us to accept product returns and to provide price protection and if we fail to properly estimate our product returns and price protection reserves, this may adversely impact our reported financial information

A substantial portion of our sales are made through third-party distribution arrangements, which include stock rotation rights that generally permit the return of up to 5%, and, in the case of one customer, 8% of the previous six months’ purchases. We generally accept these returns in the first and third quarter of each annual period. Our arrangements with our distributors typically also include price protection provisions if we reduce our list prices. We record estimated returns at the time of shipment, and we record reserves for price protection at the time we decide to reduce our list prices. In the future, we could receive returns or claims that are in excess of our estimates and reserves, which could harm our operating results.

Our distributor arrangements often require us to accept returns of unsold products if contractual arrangements are terminated, which could harm our operating results or, if we fail to take steps, could harm our relationship with these distributors and lead to a loss of revenues

If our relationship with any of our distributors deteriorates or terminates, it could lead to a temporary or permanent loss of revenues until a replacement sales channel can be established to service the affected end-user customers, as well as inventory write-offs or accounts receivable write-offs. We may not be successful in finding suitable alternative distributors and this could adversely affect our ability to sell in certain locations or to certain end-user customers. We also may be obligated to repurchase unsold products from a distributor if we decide to terminate our relationship with that distributor.

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

As of December 31, 2005, we had a material weakness and significant deficiencies in our internal controls over financial reporting. If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately, which may cause investors to lose confidence in our reported financial information and have an adverse effect on the trading price of our common stock.

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

We have not completed our implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and as a result, our independent registered public accounting firm was not engaged to audit, nor has it audited, the effectiveness of our internal control over financial reporting. Accordingly, our independent registered public accounting firm has not rendered an opinion on our internal control over financial reporting. We have taken measures, including the hiring of additional personnel, that we believe will remediate these weaknesses in our internal controls. However, we cannot assure you that we have identified all, or that we will not in the future have or identify additional material weaknesses or significant deficiencies, or that our remedial measures will be sufficient to resolve any material weakness or significant deficiency. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in the implementation of improvements to our internal controls, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act of 2002 for us beginning with our Annual Report on Form 10-K for the year ending December 31, 2006, which we will file in early 2007. The existence of a material weakness or a significant deficiency could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price. These matters are explained in greater detail under “Management’s Discussion and Analysis—Internal Control Over Financial Reporting.”

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

We conduct, and expect to continue to conduct, almost all of our business with companies that are located outside the United States. Based on ship-to locations, we derived approximately 99% of our revenues from customers outside of the United States in the first quarter of 2006 and for fiscal years 2005, 2004 and 2003. Approximately 96%, 95%, and 94% of our revenues came from customers in Asia, particularly South Korea, Taiwan, China and Japan, in fiscal years 2005, 2004 and 2003, respectively. A vast majority of our contract manufacturing operations are located in South Korea, Taiwan, Malaysia and China. As a result of our international focus, we face several challenges, including:

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies and know-how. While we have approximately 40 issued patents in the United States or foreign countries and a larger number of pending applications, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be challenged or circumvented by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products.

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

We have also grown from 110 employees on January 1, 2004 to 197 employees on March 31, 2006, with many located in regional and international offices. Our international growth may subject us to income and transaction taxes in the United States and in multiple foreign locations. Our future effective tax rates could be affected by changes in our U.S. and foreign tax estimates and liabilities, or changes in tax laws or the interpretation of such tax laws. If additional taxes are assessed against us, our operating results or financial condition could be materially affected.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, or SFAS 123(R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123(R) became effective for our quarter beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. As a result of adopting SFAS 123R, we will now have additional stock compensation expense associated with grants after April 4, 2005, the date of our initial filing of our registration statement in connection with our initial public offering, based on the grant date fair value. The ultimate amount of future stock compensation expense will depend upon the number of grants, the estimated grant date fair value, which depends upon significant assumptions including stock volatility and estimated term, the assumed forfeiture rate and the requisite service period for future grants. This expense has had a significant impact on our fiscal quarter ended March 31, 2006. We have recorded approximately $1.4 million of stock based compensation expense under SFAS 123(R) for the three months ended March 31, 2006 and recorded $0.6 million of stock based compensation expense under APB 25 for the three months ended March 31, 2005. We believe that this will continue to have a significant impact on our future operating results.

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

Dated: May 10, 2006	By:	/s/ Brian R. McDonald
Brian R. McDonald
Chief Financial Officer and Secretary

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
(1)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
(2)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.