Form 10-Q
period 2006-06-30
ADVANCED ANALOGIC TECHNOLOGIES INC
filed 2006-08-04
CIK 1104042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:

000-51349

Advanced Analogic Technologies Incorporated

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	77-0462930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

830 East Arques Ave, Sunnyvale, California	94085
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(408) 737-4600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitionof “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 43,913,785 shares of the Registrant’s common stock issued and outstanding as of July 31, 2006.

ADVANCED ANALOGIC TECHNOLOGIES, INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$102,812	$124,377
Short-term investments	24,761	—

Total cash, cash equivalents and short-term investments	127,573	124,377
Accounts receivable, net of allowances of $1,129 in 2006 and $1,031 in 2005	12,586	10,496
Inventories	8,958	6,561
Prepaid expenses and other current assets	1,140	1,656
Deferred income tax assets—current	5,017	3,780

Total current assets	155,274	146,870
Property and equipment, net	2,428	2,257
Other assets	1,402	384
Deferred income tax assets—noncurrent	1,812	1,812

TOTAL ASSETS	$160,916	$151,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,287	$5,196
Accrued liabilities	4,372	4,738
Income tax payable	850	963

Total current liabilities	13,509	10,897
Other long term liabilities	14	24

Total liabilities	13,523	10,921

STOCKHOLDERS’ EQUITY:
Preferred stock 5,000,000 shares authorized	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; 43,904,910 and 43,165,933 shares issued and outstanding in 2006 and 2005	44	43
Additional paid-in capital	158,897	155,002
Deferred stock compensation	(4,292)	(5,444)
Accumulated other comprehensive loss	(508)	(501)
Accumulated deficit	(6,748)	(8,698)

Total stockholders’ equity	147,393	140,402

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$160,916	$151,323

See accompanying notes to consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amount)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
NET SALES	$21,818	$14,475	$40,107	$28,747
Cost of revenues (including stock-based compensation of $59 and $146 for the three and six months ended June 30, 2006; $33 and $58 for the three and six months ended June 30, 2005)	8,752	6,257	15,886	11,652

GROSS PROFIT	13,066	8,218	24,221	17,095
OPERATING EXPENSES:
Research and development (including stock-based compensation of $624 and $1,181 for the three and six months ended June 30, 2006; $205 and $392 for the three and six months ended June 30, 2005)	5,788	4,485	11,843	8,933
Sales, general and administrative (including stock-based compensation of $803 and $1,566 for the three and six months ended June 30, 2006; $360 and $732 for the three and six months ended June 30, 2005)	7,214	3,803	12,770	7,848

Total operating expenses	13,002	8,288	24,613	16,781

INCOME (LOSS) FROM OPERATIONS	64	(70)	(392)	314

INTEREST AND INVESTMENT INCOME	1,406	126	2,654	220

INCOME BEFORE INCOME TAXES	1,470	56	2,262	534
PROVISION FOR INCOME TAXES	266	194	312	433

NET INCOME (LOSS)	$1,204	$(138)	$1,950	$101

NET INCOME (LOSS) PER SHARE:
Basic	$0.03	$(0.02)	$0.05	$0.02
Diluted	$0.03	$(0.02)	$0.04	$0.00

WEIGHTED AVERAGE SHARES USED IN NET INCOME (LOSS) PER SHARE CALCULATION:
Basic	43,364	6,668	43,180	6,520
Diluted	46,818	6,668	46,902	35,617

See accompanying notes to consolidated financial statement.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,950	$101
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	800	733
Stock-based compensation	2,893	1,181
Provision for doubtful accounts	—	23
Excess tax benefit from employee equity incentive plans	(524)	—
Tax benefit from employee equity incentive plans	1,248	—
Changes in operating assets and liabilities:
Accounts receivable	(2,090)	(5,148)
Inventory	(2,384)	872
Prepaid expenses and other current assets	516	(1,392)
Other assets	(113)	14
Deferred income taxes - current	(1,237)	(352)
Accounts payable	3,068	1,225
Accrued expenses	(372)	1,353
Other long term liabilities	(10)	—
Income taxes payable	(113)	711

Net cash provided by (used in) operating activities	3,632	(679)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(924)	(544)
Purchases of short-term investments	(25,276)	—
Purchases of long-term investments	(900)	—
Proceeds sales and maturities of short-term investments	500	—

Net cash used in investing activities	(26,600)	(544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options and common stock warrants	896	233
Excess tax benefit from employee equity incentive plans	524	—
Principal payments on capital lease obligations	(16)	(20)

Net cash provided by financing activities	1,404	213

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1)	(39)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,565)	(1,049)
CASH AND CASH EQUIVALENTS—Beginning of period	124,377	21,705

CASH AND CASH EQUIVALENTS—End of period	$102,812	$20,656

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of restricted common stock	$—	$40

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Increases in accounts payable related to fixed asset purchases	$(23)	$—
Fixed assets acquired under capital leases	$15	$—
Cash paid for interest	$7	$2
Cash paid for income taxes	$395	$90

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other future period. The consolidated balance sheet as of December 31, 2005 is derived from the audited consolidated financial statements as of and for the year then ended.

Cash Equivalents

Cash equivalents are highly liquid investments purchased with original maturities of 90 days or less at the time of purchase. Investments with maturities of over 90 days at the time of purchase are classified as short-term investments.

Investments

The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities”. At June 30, 2006, the Company had investments in short-term debt instruments which were classified as available-for-sale under SFAS 115. Short-term investments consist primarily of high grade debt securities with a maturity of greater than 90 days when purchased. The Company classifies investments with maturities greater than one year as short-term investment as it considers all investments as a potential source of operating cash regardless of maturity date. The Company’s debt securities are carried at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income, which is a separate component of stockholders’ equity. The cost of securities sold is based on specific identification method. Interest earned on securities is included in “Interest and Investment Income” in the Consolidated Statements of Operations. The fair value of investments is determined using quoted market prices for those securities. The unrealized gains and losses attributable to these investments are related to market value fluctuations. If these investments are not sold, the Company will receive the full value of the principle investment once the securities mature.

In addition to debt securities, a portion of the Company’s investment portfolio consists of a private equity investment in a non-publicly traded company. The Company has classified this investment as long-term other assets. This investment is carried at cost and evaluated for other than temporary impairment at each reporting period.

In November 2005, the FASB issued FASB Staff Position (“FSP”) 115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance in the FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, and is effective for reporting periods beginning after December 15, 2005. This adoption did not have a material effect on the Company’s consolidated financial position and results of operations.

2. STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial

Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R). The Company accounts for stock-based awards to nonemployees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18. Stock-based compensation expense recognized for the three and six months ended June 30, 2006 was $1.5 million and $2.9 million, which consisted of pretax stock-based compensation expense related to employee and consultant stock options.

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. The portion of stock-based compensation expenses related to options granted prior to April 4, 2005, (the date of our initial filing of a registration statement for our eventual initial public offering, which is the date we are considered a public company under SFAS 123(R)) which were previously recorded under the provisions of APB 25, continue to be amortized over the respective vesting period and do not include an estimated forfeiture rate. The actual forfeitures of these options are recorded as they occur. These options granted prior to April 4, 2005 have been valued using the intrinsic value method and as of June 30, 2006, the remaining unamortized portion of the deferred stock based compensation relating to these options granted prior to April 4, 2005 is $4.3 million. Option awards granted after April 4, 2005 and before January 1, 2006 were based on grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. The fair value of these options were previously calculated using the Black-Scholes option pricing model and, under SFAS 123(R), are adjusted for an estimated forfeiture rate and amortized over the vesting period. Option awards granted subsequent to our adoption of SFAS 123(R) on January 1, 2006 are recorded as stock based compensation expense under the fair value method as prescribed by SFAS 123(R). The grant date fair value of these options was also calculated by using the Black-Scholes option pricing model.

Compensation expense for all share-based payment awards continues to be recognized using the straight-line single-option method. Stock-based compensation expenses recognized in the Consolidated Statement of Operations for the three and six months ended June 30, 2006, excluding amounts related to options granted prior to April 4, 2005, are based on awards that ultimately are expected to vest and have been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The cumulative effect of a change in accounting principle as a result of our adoption of SFAS 123(R) was not significant.

The following table summarizes stock-based compensation expense related to employee stock options under SFAS 123(R), including the amortization of the intrinsic value under APB 25 for pre-April 4, 2005 options, for the three and six months ended June 30, 2006 and stock-based compensation expense, net of tax, related to employee stock options under APB 25, for the three and six months ended June 30, 2005 which was allocated as follows:

(in thousands)	Three Months June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cost of sales	$59	33	$146	$58
Research and development	624	205	1,181	392
Sales, general and marketing	803	360	1,566	732
Related tax effect	(10)	—	(101)	—

Total Stock Based Compensation Expense	$1,476	598	$2,792	$1,182

For options granted subsequent to January 1, 2006, the Company used its historical stock price and the historical stock prices of an industry peer group for purposes of calculating volatility. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. Due to a lack of historical evidence, the expected life of employee stock options was estimated to be approximately 6.25 years, which is determined in accordance with SAB 107. The following table includes the weighted average assumptions utilized for purposes of calculating the valuation of the Company’s stock option grants for the three and six months ended June 30, 2006.

June 30, 2006	Three Months Ended	Six Months Ended
Volatility	59%	57%
Expected option term	6.25	6.25
Expected dividend yield	0%	0%
Risk free interest rate	4.98	4.74

Prior to the adoption of SFAS 123(R), the Company accounted for all stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, $0.5 million and $1.0 million in stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2005. Stock based compensation attributable to non-employee stock grants were $0.1 million and $0.2 million for the three and six months ended June 30, 2005.

3. NET INCOME PER SHARE

The Company calculates net income per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”). Under SFAS No. 128, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period excluding shares subject to repurchase. Diluted net income per common share reflects the effects of potentially dilutive securities, which consist of convertible preferred stock and common stock options and warrants, common stock subject to repurchase and preferred stock warrants. Basic and diluted net loss per share are the same for the three months ended June 30, 2005 due to the Company’s loss for that period. A reconciliation of shares used in the calculation of basic and diluted net income per share is as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average common shares outstanding	43,773	7,558	43,589	7,411
Weighted average shares subject to repurchase	(409)	(890)	(409)	(891)

Shares used to calculate basic net income (loss) per share	43,364	6,668	43,180	6,520

Effect of dilutive securities:
Common and preferred stock warrants	41	—	45	120
Convertible preferred stock	—	—	—	24,627
Common stock options	3,004	—	3,268	3,459
Weighted average shares subject to repurchase	409	—	409	891
Dilutive potential common stock	3,454	—	3,722	29,097

Weighted average common shares outstanding, assuming dilution	46,818	6,668	46,902	35,617

4. OTHER COMPREHENSIVE INCOME

Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Net income	1,204	(138)	1,950	101
Changes in unrealized gains and (losses) on investments	(15)		(15)
Foreign currency translation adjustment	4	(10)	8	(39)

Total	$1,193	$(148)	$1,943	$62

5. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

(in thousands)	June 30, 2006	December 31, 2005
Inventories
Raw materials	$2,186	$1,311
Work in process	3,110	2,010
Finished goods	3,662	3,240

Total inventories	$8,958	$6,561

Property and equipment, net
Computers and software	$3,383	$3,082
Office and test equipment	3,533	2,886
Leasehold improvements	575	529

	7,491	6,497
Accumulated depreciation and amortization	(5,063)	(4,240)

Total property and equipment, net	$2,428	$2,257

Accrued liabilities
Accrued payroll and benefits	$1,941	$3,119
Warranty	169	39
Exercise of unvested stock options	188	188
Accrued payables and other	2,074	1,392

Total accrued liabilities	$4,372	$4,738

6. SEGMENT INFORMATION

As defined by the requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, the Company operates in one reportable segment: the design, development, marketing and sale of power management semiconductor products and solutions for the communications, computing and consumer portable and personal electronics marketplace. The Company’s chief operating decision maker is its chief executive officer. The following is a summary of revenues by geographic region based on the location to which the product is shipped (in thousands):

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
South Korea	$12,367	$8,130	$23,989	$17,000
Taiwan	4,548	3,448	7,876	6,038
China	2,915	1,957	5,036	3,922
Europe	1,038	421	1,779	809
Japan	580	336	755	667
North America (principally United States)	370	183	672	311

Total	$21,818	$14,475	$40,107	$28,747

The following is a summary of revenue by product type:

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
TPM IC *	$17,650	81%	$10,383	72%	$31,886	80%	$21,249	74%
ASPM **	4,173	19	3,978	27	8,209	20	7,244	25
Other ***	(5)	(0)	114	1	12	0	254	1

Total	$21,818	100%	$14,475	100%	$40,107	100%	$28,747	100%

*	Total Power Management Integrated Circuit
**	Application Specific Power Metal Oxide Semiconductor Field Effect Transistor
***	Other consists of primarily Discrete Metal Oxide Semiconductor Field Effect Transistor and non recurring engineering revenue

The following is a summary of long-lived assets by geographic region:

(in thousands) Country	June 30, 2006	December 31, 2005
United States	$2,759	$1,617
Taiwan	428	396
Hong Kong	127	107
South Korea	176	197
China	201	167
Japan	94	101
Macau	35	46
Sweden	8	8
United Kingdom	2	2

Total	$3,830	$2,641

The following table summarizes net revenue and accounts receivable for customers which accounted for 10% or more of accounts receivable or net revenue:

	Accounts Receivable as of		Net Revenue Three Months Ended June 30,		Net Revenue Six Months Ended June 30,
	June 30, 2006	December 31, 2005
Customer			2006	2005	2006	2005
A	30%	32%	27%	31%	30%	37%
B	10	15	—	13	—	12
C	11	13	—	—	—	—
D	11	—	14	—	12	—
E	10	—	—	—	—	—

7. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to opening retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

In November 2005, the FASB issued FASB Staff Position 115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance in the FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and is effective for reporting periods beginning after December 15, 2005. This adoption did not have a material effect on the Company’s consolidated financial position and results of operations.

8. INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, the Company determines deferred tax assets and liabilities based upon the differences between the financial statement and tax bases of our assets and liabilities using tax rates in effect for the year in which the Company expects the differences to affect taxable income. The Company expects the effective tax rate for 2006 to be substantially lower than the statutory federal rate and the effective tax rate for 2005 due to two primary reasons. First, due to the completion of the implementation of its international structure, the percentage of the Company’s consolidated pre-tax income represented by its foreign operations increased and exceeded the domestic percentage. The Company’s foreign operations are taxed at significantly lower rates than its domestic operations in the United States. Second, the Company also adopted SFAS No. 123(R) as of January 1, 2006, and, as a result, incurred significant stock-based compensation expense, most of which related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the quarter when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously expensed stock compensation. Tax benefits related to tax deductions in excess of previously expensed stock compensation are recorded as an addition to paid-in-capital. During the quarter and six months ended June 30, 2006, tax expense was reduced by approximately $10,000 and $101,000 respectively, as a result of disqualifying dispositions.

The percentage tax rate reflected in our results of operations is based on an estimate of net income for the fiscal year 2006 that we make at the end of each quarter. At June 30, 2006, our full year estimate of the 2006 effective tax rate was approximately 14%. The effective tax rate was approximately the same with or without tax benefits realized through disqualifying dispositions during the quarter ended June 30, 2006.

9. LEGAL PROCEEDINGS

In May 2003, the Company received a letter from Linear Technology Corporation (“Linear Technology”) alleging that certain of its charge pump products infringed United States Patent No. 6,411,531 owned by Linear Technology. In August 2004, the Company received a letter from Linear Technology alleging that certain of its switching regulator products infringed United States Patent Nos. 5,481,178, 6,304,066 and 6,580,258. In response to these letters, the Company contacted Linear Technology to convey in good faith the belief that it does not infringe the patents in question. Subsequently, the Company became aware of a marketing campaign conducted by Linear Technology in which they sought to disrupt the Company’s business relationships and sales by suggesting to the Company’s customers that its products infringe the same U.S. patents mentioned in their two letters to the Company. As a result, in February 2006, the Company initiated a lawsuit against Linear Technology for unfair business practices, interference with existing and prospective customers and trade libel, as well as a declaration of patent invalidity and non-infringement.

In March 2006, the United States International Trade Commission (USITC) responded to a petition filed by Linear Technology by initiating an examination to determine if certain of the Company’s products infringe certain patents owned by Linear Technology under Section 337 of the Tariff Act. The accused products include charge pumps and switching regulators and are similar to the products involved in the Company’s lawsuit with Linear Technology. The Company believes that none of its products infringe the Linear Technology patents in question. However, whether or not the Company prevails in this investigation, the Company expects to incur significant legal expenses. Because the subject matter of this action is similar to the subject matter involved in the Company’s lawsuit with Linear Technology, the expected costs associated with these two matters to be substantially less than the costs that would typically result from two unrelated matters. If the Company is unsuccessful in this case, its business and ability to compete in foreign markets could be harmed, and it could be enjoined from selling the accused products in the United States, either directly or indirectly, which could have a material adverse impact on the Company’s revenues, financial condition, results of operations and cash flows.

In July 2006, the Company and Siliconix settled the on-going patent litigation initiated by Siliconix against the Company concerning Siliconix’s United States Patents. Under the terms of the settlement, the Company and Siliconix agreed to dismiss all claims and counterclaims in the litigation. Both the Company and Siliconix will continue marketing their respective trench DMOS product lines. The settlement had no material impact on the Company’s financial statements.

ITEM 2.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this Quarterly Report on Form 10-Q the words “anticipate,” “objective,” “may,” “might,” “should,” “could,” “can,” “intend,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” “is designed to” or the negative of these and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding our expenses, sales and operations;

•	our gross margin expectations;

•	our anticipated cash needs and our estimates regarding our capital requirements and our need for additional financing;

•	our ability to anticipate the future needs of our customers;

•	our plans for future products and enhancements of existing products;

•	our growth strategy elements;

•	our increased headcount as we expand our operations;

•	our intellectual property;

•	our anticipated trends and challenges in the markets in which we operate; and

•	our ability to attract customers.

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

We have developed and introduced over 500 new products since 2000. We currently derive a majority of our revenues from sales of our ChargePump product family, which is primarily used for driving white LED backlighting of color displays. In the future, we expect to derive an increasing percentage of our revenues from other product families, such as switching regulator ICs, lithium-ion battery charger ICs and power system-on-chip integrated multifunction power products, or Power SOCs.

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

As a result of the length of our development and sales cycle, our revenues for any period generally are weighted toward products introduced for sale in the prior one to two years. For example, in 2004, we generated a majority of our revenues from products introduced in 2003 and 2002. Accordingly, we expect that the majority of our revenues in 2007 may be dependent on products that we have only recently introduced or that we may not yet have developed or introduced. In this regard, our present revenues are not necessarily representative of future sales because our future sales are likely to be comprised of a different mix of products.

We sell our products through our direct sales and applications support organization to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, and contract electronics manufacturers, as well as through arrangements with distributors that fulfill third-party orders for our products. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. We receive a substantial portion of our revenues from a small number of customers. We received an aggregate of approximately 80% of our revenues from our ten largest customers in each of the three and six months ended June 30, 2006 and for the year ended December 31, 2005. Our largest direct customer is LG Electronics Inc., or LG, which accounted for 27%, 30% and 37% of our revenues for the three and six months ended June 30, 2006 and fiscal 2005, respectively.

It is difficult for us to forecast the demand for our products, in part because of the highly complex supply chain between us and the consumer end users of the mobile consumer electronic devices that incorporate our products. We believe that our customer’s buying patterns are more predictable over a six-month period versus a three-month period, as a result, our forecasting of quarterly results are more difficult than our half-year outlook. Additionally, our design wins are usually based on a half-yearly cycle, especially for the handset market. Consumer demand for new features changes rapidly. Parties such as wireless service providers directly respond to and influence these consumer preferences through device selection and orders to the OEMs for these devices. Distributors, ODMs and contract electronics manufacturers often add an additional layer of complexity between us and consumer end users. As a result, we must forecast demand not only from our customers, but also from other participants in this multi-level distribution channel. Our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our relationship with these customers. Conversely, our failure to forecast declining demand or shifts in product mix can result in excess or obsolete inventory. For example, in 2004, we recorded an inventory write-down of $1.9 million because our forecast of demand in early 2004 proved to be optimistic and a significant portion of these newly manufactured products ended up with no forecasted demand in the second half of 2004. For the three and six months ended June 30, 2006, we recorded inventory write-downs of $0.7 million and $1.3 million. In addition, if we do not incorporate the partially fabricated wafers held for us by our suppliers into our products in a timely fashion, we may still become obligated to purchase these materials, which may reduce our gross margins.

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

We derive substantially all of our revenues from sales to foreign customers, particularly in Asia. In the three months ended June 30, 2006, approximately 94% of our revenues were from sales in Asia, including approximately 57% in South Korea, 21% in Taiwan, 13% in China and 3% in Japan. In the three months ended June 30, 2005, approximately 96% of our revenues were from sales in Asia, including approximately 59% in South Korea, 21% in Taiwan, 14% in China and 2% in Japan. We believe that a substantial majority of our revenues will continue to come from customers located in Asia, where most of the mobile consumer electronic devices that use our ICs are manufactured. As a result of this regional customer concentration, we have been and expect to continue to be particularly subject to economic and political events, health crises and other developments that impact our customers in Asia. For example, our sales in late 2004 were harmed by the Chinese government reducing the availability of credit to domestic businesses. China, in particular, is an emerging market where forecasting by our distributors is not accurate, and there can be rapid changes in the distribution system and market conditions. In 2004, in order to limit our exposure to bad debt and late payments from these distributors, we constrained sales to these customers by declining to fulfill orders, which reduced our revenues in 2004. We continue to closely monitor payments owed to us by our customers who may continue to be affected by this reduced availability of credit in China.

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

Results of Operations

The following table sets forth our unaudited historical operating results, as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
NET SALES	100.0%	100.0%	100.0%	100.0%
Cost of revenues	40.1	43.2	39.6	40.5

GROSS PROFIT	59.9	56.8	60.4	59.5

OPERATING EXPENSES:
Research and development	26.5	31.0	29.5	31.1
Sales general and administrative	33.1	26.3	31.8	27.3

Total operating expenses	59.6	57.3	61.3	58.4

INCOME (LOSS) FROM OPERATIONS	0.3	(0.5)	(0.9)	1.1
INTEREST AND INVESTMENT INCOME	6.4	0.9	6.5	0.8

INCOME BEFORE INCOME TAXES	6.7	0.4	5.6	1.9
PROVISION FOR INCOME TAXES	1.2	1.4	0.7	1.5

NET INCOME (LOSS)	5.5%	(1.0)%	4.9%	0.4%

Comparison of Three and Six Months Ended June 30, 2006 and June 30, 2005

Revenues

The following table illustrates our revenues by our principal product families:

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
TPM IC *	$17,650	81%	$10,383	72%	$31,886	80%	$21,249	74%
ASPM **	4,173	19	3,978	27	8,209	20	7,244	25
Other ***	(5)	(0)	114	1	12	0	254	1

Total	$21,818	100%	$14,475	100%	$40,107	100%	$28,747	100%

*	Total Power Management Integrated Circuit
**	Application Specific Power Metal Oxide Semiconductor Field Effect Transistor
***	Other consists of primarily Discrete Metal Oxide Semiconductor Field Effect Transistor and non recurring engineering revenue

Our revenues for the three months ended June 30, 2006 as compared to 2005 increased $7.3 million. This growth was primarily attributable to our TPM IC product family, which , which grew 70% as compared to the three months ended June 30, 2005. Our ASPM product family grew 5% as compared to the three months ended June 30, 2005. The increase in TPM IC revenues was primarily driven by increased sales of our ChargePump products for the three months ended June 30, 2006 as compared to 2005. The increase in ASPM revenues for the three months ended June 30, 2006 as compared to 2005 was primarily attributable to increased sales of our SmartSwitch products.

Our sales to LG in the three and six months ended June 30, 2006 increased as compared to the three and six months ended June 30, 2005. However, sales to LG represented a decreased portion of our total revenues as we have continued to diversify our customer base. LG accounted for approximately 27% and 30% of our revenues for the three and six months ended June 30, 2006 as compared to 31% and 37% for the three and six months ended June 30, 2005.

Gross Profit

	Three Months Ended June 30,		Increase (Decrease)			Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2006	2005				2006	2005
Net revenues	$21,818	$14,475	$7,343		50.7%	$40,107	$28,747	$11,360		39.5%
Cost of revenues	8,752	6,257	2,495		39.9%	15,886	11,652	4,234		36.3%

Gross profit	$13,066	$8,218	$4,848		59.0%	$24,221	$17,095	$7,126		41.7%

Gross profit margin	59.9%	56.8%	3.1	ppt.		60.4%	59.5%	0.9	ppt.

Our gross margin was 59.9% for the three months ended June 30, 2006, compared to 56.8% for the three months ended June 30, 2005. This increase was due to a number of factors:

•	5 percentage points of the increase is attributable to favorable product mix and increased economies of scale,

•	3 percentage points of the increase is attributable to sales of inventories that were previously reserved totaling approximately $0.5 million and a reduction in experience levels of excess and obsolete inventories totaling approximately $0.2 million,

•	(4) percentage points due to unfavorable yields attributed to product specification changes, and

•	(1) percentage point due to increased warranty reserves, attributable to increased experience levels of warranty related items.

Our gross margin was 60.4% for the six months ended June 30, 2006, compared to 59.5% for the six months ended June 30, 2005. This decrease was due to a number of factors:

•	2 percentage points of the increase is attributable to favorable product mix and increased economies of scale,

•	3 percentage points of the increase is attributable to sales of inventories that were previously reserved totaling approximately $1.6 million and a reduction in experience levels of excess and obsolete inventories totaling approximately $0.3 million,

•	(3) percentage points due to unfavorable yields attributed to product specification changes, and

•	(1) percentage point due to increased warranty reserves, attributable to increased experience levels of warranty related items.

Research and Development

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2006	2005			2006	2005
Research and development	$5,788	$4,485	$1,303	29.1%	$11,843	$8,933	$2,910	32.6%
% of net revenues	26.5%	31.0%	(4.5)%	ppt.	29.5%	31.1%	(1.6)%	ppt.

Research and development expenses for the three months ended June 30, 2006 as compared to 2005, increased due to a number of factors:

•	$0.5 million of the increase was attributable to increased payroll and other employee benefit expenses due to increased headcount,

•	$0.4 million of the increase was attributable to increased stock based compensation expense attributable to the adoption of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”) on January 1, 2006, and

•	$0.4 million increase in new product development related expenses and depreciation.

Research and development expenses for the six months ended June 30, 2006 as compared to 2005, increased due to a number of factors:

•	$1.1 million of the increase was attributable to increased payroll and other employee benefit expenses due to increased headcount,

•	$0.8 million of the increase was attributable to increased stock based compensation expense attributable to the adoption of SFAS 123(R) on January 1, 2006, and

•	$1.0 million increase in various engineering related expenses, occupancy related expenses and depreciation.

Sales, General and Administrative

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2006	2005			2006	2005
Sales general and administrative	$7,214	$3,803	$3,411	89.7%	$12,770	$7,848	$4,922	62.7%
% of net revenues	33.1%	26.3%	6.8%	ppt.	31.8%	27.3%	4.5%	ppt.

Sales, general and administrative expenses for the three months ended June 30, 2006 as compared to 2005, increased due to a number of factors:

•	$1.4 million of the increase was attributable to increase in litigation related expenses; and we believe that we will incur additional litigation expenses in the near future,

•	$0.6 million of the increase was attributable to increased professional consulting expense attributable to our continued implementation of Section 404 of the Sarbanes Oxley Act of 2002, other accounting and tax consulting services,

•	$0.5 million of the increase was attributable to increased stock based compensation expense attributable to the adoption of SFAS 123(R) on January 1, 2006,

•	$0.4 million of the increase was attributable to increases in payroll other and employee benefit expenses, due to increased headcount,

•	$0.3 million of the increase primarily attributable to various public company expenses, and

•	$0.2 million of the increase was attributable to increased external sales commissions due to increased sales.

Sales, general and administrative expenses for the six months ended June 30, 2006 as compared to 2005, increased due to a number of factors:

•	$1.8 million of the increase was attributable to increase in litigation related expenses; and we believe that we will incur additional litigation expenses in the near future,

•	$0.9 million of the increase was attributable to increased stock based compensation expense attributable to the adoption of SFAS 123(R) on January 1, 2006,

•	$0.9 million of the increase was attributable to increased professional consulting expense attributable to our continued implementation of Section 404 of the Sarbanes Oxley Act of 2002, other accounting and tax consulting services,

•	$0.6 million of the increase primarily attributable to various public company expenses,

•	$0.4 million of the increase was attributable to in payroll other and employee benefit expenses, due to increased headcount, and

•	$0.3 million of the increase was attributable to increased external sales commissions due to increased sales.

Interest and Investment Income

Interest and other income, net was $1.4 million and $2.7 million in the three and six months ended June 30, 2006, and $0.1 million and $0.2 million in the three and six months ended June 30, 2005. The increase in interest and other income was primarily attributable to higher interest income earned on higher cash balances resulting from the proceeds of our initial public offering in August 2005.

Provision for Income Taxes

Our income tax provision was approximately $312,000 and $433,000 for the six months ended June 30, 2006 and 2005, respectively. We expect our effective tax rate for 2006 to be substantially lower than the statutory federal rate and the effective tax rate for 2005 due to two primary reasons. First, due to the completion of the implementation of our international structure, the percentage of our consolidated pre-tax income represented by our foreign operations increased and exceeded the domestic percentage. Our foreign operations are taxed at significantly lower rates than our domestic operations in the U.S. Second, we also adopted SFAS 123(R) as of January 1, 2006, and, as a result, incurred significant stock-based compensation expense, most of which related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the quarter when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously expensed stock compensation. Tax benefits related to tax deductions in excess of previously expensed stock compensation are recorded as an addition to paid-in-capital. During the quarter and six months ended June 30, 2006, tax expense was reduced by approximately $10,000 and $101,000 respectively as a result of disqualifying dispositions.

The percentage tax rate reflected in our results of operations is based on an estimate of net income for the fiscal year 2006 that we make at the end of each quarter. At June 30, 2006, our full year estimate of the 2006 effective tax rate was approximately 14%. The effective tax rate was approximately the same with or without tax benefits realized through disqualifying dispositions during the quarter ended June 30, 2006.

Liquidity and Capital Resources

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2006	2005
Net cash provided by (used in) operating activities	$3,632	$(679)	$4,311	(634.9)%
Net cash used in investing activities	$(26,600)	$(544)	$(26,056)	4,789.7%
Net cash provided by financing activities	$1,404	$213	$1,191	559.2%
Effect of exchange rate changes on cash and cash equivalents	$(1)	$(39)	$38	(97.4)%

Net decreases in cash and cash equivalents	$(21,565)	$(1,049)	$(20,516)	1,955.8%

Our cash, cash equivalents and short term investments were $127.6 million as of June 30, 2006 and $124.4 million as of December 31, 2005.

Net Cash Used in Operating Activities

Net cash provided by operating activities was $3.6 million for the six months ended June 30, 2006, which primarily consisted of net income of $2.0 million, $3.1 million from increases in accounts payable and $0.5 million from reductions in prepaid and other assets, which were off set by $2.4 million of increases in inventories, $2.1 million of increase in accounts receivable, $1.2 million of increase in deferred tax assets and $0.4 million from decreases of accrued liabilities. In addition, we had an aggregate of $2.9 million of stock-based compensation expense, $0.8 million of depreciation and amortization expense and a net amount of $0.7 million attributable to in tax benefits from exercises of common stock options and warrants. Our accounts payable and inventories have increased primarily as a result of increased purchases of materials and production to meet expected demand. Our prepaid and other assets have decreased primarily due to continued amortization of insurance premiums over the term of our insurance policies. Our accounts receivable balance increased due to increased sales during the quarter. Our stock-based compensation expenses have risen as a result of our adoption of SFAS 123(R) and the increased number of options granted to employees and consultants. Depreciation and amortization expenses have also risen and we expect that this will continue to rise as we invest in research and development and infrastructure.

Net cash used in our operating activities was $0.7 million in the six months ended June 30, 2005. Operating cash usage for the six months ended June 30, 2005 primarily consisted of increases in accounts receivable of $5.1 million and other current assets of $1.4 million, which were offset in part by a decrease in inventory of $0.9 million and increases in accruals and payables totaling $2.6 million. In addition, we had an aggregate of $1.2 million of stock-based compensation expense and $0.7 million of depreciation and amortization expense. Our accounts receivable balance increase was primarily attributable to increased sales during the month of June 2005 as compared to December 2004. In addition, LG, changed their payment pattern, which delayed our collection efforts. Increases in our current assets are primarily attributable to increased capitalized initial public offering related costs. The reduction in inventory was primarily due to increased write-down of inventory from excess and obsolescence. Our accrual and accounts payable have increased as a result of our increased overall business volume during the six month period ended June 30, 2005.

Net Cash Used in Investing Activities

Net cash used in our investing activities was $26.6 million in the six months ended June 30, 2006 and $0.5 million in the six months ended June 30, 2005. The increase in cash usage from investing activities was primarily due to $25.3 million for purchases of short term investments, $0.9 million for purchases of long-term private equity investments and $0.9 million for purchases of various engineering software and to support our internal infrastructure growth.

The cash usage from investing activities for the six months ended June 30, 2005, was primarily from purchases of various capital equipment and software to support our internal infrastructure growth.

Net Cash Provided by Financing Activities

Net cash provided by our financing activities was $1.4 million in the six months ended June 30, 2006 and $0.2 million in the six months ended June 30, 2005. Net cash provided by our financing activities in the six months ended June 30, 2006 primarily consisted of $0.9 million of net proceeds from exercises of common stock options and warrants and their related tax benefit of $0.5 million.

Net cash provided by our financing activities in the six months ended June 30, 2005 primarily consisted of proceeds of $0.2 million from exercises of common stock options and warrants, offset by $20,000 for payments of our capital lease obligations.

Liquidity

In July 2005, we amended and restated a loan and security agreement with our primary bank in the United States to take effect upon the closing of our initial public offering of common stock in August 2005. Under the terms of the amended and restated agreement, we have access to a revolving line of credit of $20.0 million if our net cash, or the sum of our cash and cash equivalents less our indebtedness, is at least $40.0 million. This revolving line of credit will be reduced to $15.0 million if our net cash is between $30.0 million and $40.0 million. Under the terms of the amended and restated agreement, we must maintain net cash of at least $30.0 million. The annual interest rate on amounts borrowed under this line of credit will be the greater of either 5.75% or 0.25% over the bank’s prime rate. This line of credit will terminate in August 2006. In connection with the amended and restated agreement, we provided the bank with a first priority security interest in substantially all of our assets, excluding intellectual property. To date, we have not borrowed any amounts under this loan and security agreement. We do not expect to renew the line of credit, which will expire in August 2006.

We believe our existing cash and short-term investment balances, as well as cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of June 30, 2006:

(in thousands)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Operating leases	$1,128	$425	$28	$—	$1,581
Purchase commitments	$11,514	$—	$—	$—	$11,514

	$12,642	$425	$28	$—	$13,095

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

Revenue Recognition

We recognize revenues in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgment regarding the determinability of the fees charged for products delivered and the collectibility of those fees. If changes in conditions cause management to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could decline.

A large portion of our sales is made through distribution arrangements with third parties. These arrangements include stock rotation rights that generally permit the return of up to 5% and, in the case of one customer, 8% of the previous six months’ purchases. We generally accept these returns in the first and third quarter of each annual period. We record estimated returns at the time of shipment. Our normal payment term with our distributors is 30 days from invoice date. Certain of our distributor arrangements include the possibility of sales price rebates on specified products. At the time of shipment we recognize revenue, estimate the total sales price rebate and reserve for those pricing rebates. We have also deferred revenue related to two of our distributors for which we are unable to reasonably estimate returns and recognize revenues from that distributor, when shipment to the customer from these distributors has occurred. We deferred approximately $127,000 related to distributor sales at June 30, 2006 and $67,000 at December 31, 2005.

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

Bad Debt Allowances

We monitor the collectibility of accounts receivable primarily through review of the accounts receivable aging. When facts and circumstances indicate the collection of specific amounts or balances from specific customers is at risk, we assess the impact on amounts recorded for bad debts and, if necessary, will record a charge in the period such determination is made. In addition, we reserve a percentage of our accounts receivable to various customers that are significantly aged. To date, we have not experienced significant write-offs of accounts receivable due to uncollectibility.

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

Stock-Based Compensation

On January 31, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. See Note 2 to the Consolidated Financial Statements for additional information.

Upon adoption of SFAS 123(R), we began estimating the value of employee stock options on the date of grant using a Black-Scholes stock option valuation model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

The Company used its historical stock price and the historical stock prices of an industry peer group for purposes of calculating volatility. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. Due to a lack of historical evidence, the expected life of employee stock options was estimated to be approximately 6.25 years, which determined in accordance to SAB 107. The following table includes the weighted average assumptions utilized for purposes of calculating the valuation of the Company’s stock option grants for three and six months ended June 30, 2006.

June 30, 2006	Three Months Ended	Six Months Ended
Volatility	59%	57%
Expected option term	6.25	6.25
Expected dividend yield	0%	0%
Risk free interest rate	4.98	4.74

Accounting for Income Taxes

We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, we determine our deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of our assets and liabilities using tax rates in effect for the year in which we expect the differences to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in our financial statements. Because we assume that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, which gives rise to a deferred tax asset or liability. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.

We completed the process of implementing an international structure during fiscal 2005. We moved certain of our logistics, order entry, purchasing and billing functions to our new office in Macau and our nearby office in Hong Kong, which are in closer geographic proximity to our suppliers and customers. Our corporate headquarters remains in the United States. In connection with this structure, we implemented cost-sharing and license arrangements with our wholly-owned British Virgin Islands subsidiary, with which our wholly-owned Macau subsidiary implemented a similar licensing arrangement to fund, develop and license intellectual property. Pursuant to these arrangements, our British Virgin Islands and Macau subsidiaries have the non-exclusive rights to manufacture, market and distribute our products in certain geographic markets. Furthermore, our Macau subsidiary is authorized to contract with third parties for the manufacture, test and assembly of our products.

We expect our effective tax rate for 2006 to be substantially lower than the statutory federal rate and the effective tax rate for 2005 due to two primary reasons. First, due to the completion of the implementation of our international structure, the percentage of our consolidated pre-tax income represented by our foreign operations increased and exceeded the domestic percentage. Our foreign operations are taxed at significantly lower rates than our domestic operations in the U.S. Second, we also adopted SFAS 123(R) as of January 1, 2006, and, as a result, incurred significant stock-based compensation expense, most of which related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the quarter when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously expensed stock compensation. Tax benefits related to tax deductions in excess of previously expensed stock compensation are recorded as an addition to paid-in-capital. During the quarter and six months ended June 30, 2006, tax expense was reduced by approximately $10,000 and $101,000 respectively as a result of disqualifying dispositions.

The percentage tax rate reflected in our results of operations is based on an estimate of net income for the fiscal year 2006 that we make at the end of each quarter. At June 30, 2006, our full year estimate of the 2006 effective tax rate was approximately 14%. The effective tax rate was approximately the same with or without tax benefits realized through disqualifying dispositions during the quarter ended June 30, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2006, we had cash and cash equivalents totaling $102.8 million, compared to $124.4 million at December 31, 2005. At June 30, 2006, we had $24.8 million in short-term investments as compared to none at December 31, 2005. Cash equivalents have an original or remaining maturity when purchased of 90 days or less; short-term investments generally have an original or remaining maturity when purchased of greater than 90 days. Included in short-term investments are auction rate securities whose reset dates may be less than 90 days; however, the underlying securities maturities are greater than 90 days. The taxable equivalent interest rates for the six months ended June 30, 2006, on those short-term investments average approximately 5.2%. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit.

A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at June 30, 2006 would cause the fair value of these investments to decrease by an immaterial amount, which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income. Based upon our analysis the fair values did not change materially as our investments are of short duration and have a weighted average maturity of 96 days.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our bank line of credit. The advances under this line of credit bear a variable rate of interest based on the prime rate. The risk associated with fluctuating interest expense is limited to this debt instrument and we do not believe that a 10% change in the prime rate would have a significant impact on our interest expense. During the three months ended June 30, 2006 and June 30, 2005, we did not have any outstanding debt instruments.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. In connection with the audit of our consolidated financial statements for the year ended December 31, 2005, our independent registered public accounting firm, Deloitte & Touche LLP, identified an error requiring adjustment to correct tax expenses and deferred tax assets. The material weakness identified related to an error requiring an adjustment to correct our tax expense and deferred tax assets as a consequence of the intercompany transactions relating to the implementation of our international tax structure. As a consequence, our management reported to our audit committee the identification of a “material weakness” (under the standards established by the Public Company Accounting Oversight Board) and significant deficiencies in our internal controls. Based on our management’s evaluation referred above, including our Chief Executive Officer and our Chief Financial Officer, we have taken remedial actions to mitigate the above referenced material weakness. These remedial efforts included hiring an additional tax professional and also enhancing internal procedures to provide additional reviews of various tax accounts. As of June 30, 2006 our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures as remediated were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Our independent registered public accounting firm was not engaged to audit, nor has it audited, the effectiveness of our internal control over financial reporting. Accordingly, our independent registered public accounting firm has not rendered an opinion on our internal control over financial reporting.

(b) Changes in Internal Controls Over Financial Reporting

Other than the changes instituted as noted above, there have been no other changes in our internal controls over financial reporting that occurred in the first quarter of the period covered by this Quarterly Report of Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 2003, we received a letter from Linear Technology Corporation alleging that certain of our charge pump products infringed United States Patent No. 6,411,531 owned by Linear Technology. In August 2004, we received a letter from Linear Technology alleging that certain of our switching regulator products infringed United States Patent Nos. 5,481,178, 6,304,066 and 6,580,258. In response to these letters, we contacted Linear Technology to convey our good faith belief that we do not infringe the patents in question. Subsequently, the Company became aware of a marketing campaign conducted by Linear Technology in which they sought to disrupt our business relationships and sales by suggesting to our customers that our products infringe the same U.S. patents mentioned in their two letters to us. As a result, in February 2006, we initiated a lawsuit against Linear Technology for unfair business practices, interference with existing and prospective customers and trade libel, as well as a declaration of patent invalidity and non-infringement.

In March 2006, the United States International Trade Commission (USITC) responded to a petition filed by Linear Technology by initiating an examination to determine if certain of the Company’s products infringe certain patents owned by Linear Technology under Section 337 of the Tariff Act. The patents involved in this action are a subset of the patents involved in the lawsuit that we filed against Linear Technology. The accused products include charge pumps and switching regulators and are similar to the products involved in our lawsuit with Linear Technology. We believe that none of our products infringe the Linear Technology patents in question. However, whether or not we prevail in this lawsuit, we expect to incur significant legal expenses. Because the subject matter of this action is similar to the subject matter involved in our lawsuit with Linear Technology, we expect the costs associated with these two matters to be substantially less than the costs that would typically result from two unrelated matters. If we are unsuccessful in this case, our business and our ability to compete in foreign markets could be harmed, and we could be enjoined from selling the accused products in the United States, either directly or indirectly, which could have a material adverse impact on our revenues, financial condition, results of operations and cash flows.

In July 2006, we settled our on-going patent litigation initiated by Siliconix against us concerning several United States Patents owned by Siliconix. Under the terms of the settlement, we and Siliconix agreed to dismiss all claims and counterclaims in the litigation. Both we and Siliconix will continue marketing our respective trench DMOS product lines. The settlement had no material impact on our financial statements.

ITEM 1A. RISK FACTORS

Our customers may cancel their orders, change production quantities or delay production, and if we fail to forecast demand for our products accurately, we may incur product shortages, delays in product shipments or excess or insufficient product inventory.

We generally do not obtain firm, long-term purchase commitments from our customers. Because production lead times often exceed the amount of time required to fulfill orders, we often must build in advance of orders, relying on an imperfect demand forecast to project volumes and product mix. Our demand forecast accuracy can be adversely affected by a number of factors, including inaccurate forecasting by our customers, changes in market conditions, new part introductions by our competitors that lead to our loss of previous design wins, adverse changes in our product order mix and demand for our customers’ products or models. China, in particular, is an emerging market where forecasting by our distributors is not accurate, and there can be rapid changes in the distribution system and market conditions. Even after an order is received, our customers may cancel these orders or request a decrease in production quantities. Any such cancellation or decrease subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls and excess or obsolete inventory which we may be unable to sell to other customers. Alternatively, if we are unable to project customer requirements accurately, we may not build enough products, which could lead to delays in product shipments and lost sales opportunities in the near term, as well as force our customers to identify alternative sources, which could affect our ongoing relationships with these customers. We have in the past had customers dramatically increase their requested production quantities with little or no advance notice and after they had submitted their original order. We have on occasion been unable to fulfill these revised orders within the time period requested. Either underestimating or overestimating demand would lead to excess, obsolete or insufficient inventory, which could harm our operating results, cash flow and financial condition, as well as our relationships with our customers. For example, we recorded inventory write-downs of $1.3 million, $3.3 million, and $1.9 million for the six months ended June 30, 2006 and in the fiscal years ended 2005 and 2004, respectively.

We receive a substantial portion of our revenues from one customer and most of our revenues from a small number of customers, and the loss of, or a significant reduction in, orders from that customer or our other largest customers would adversely affect our operations and financial condition.

We receive a substantial portion of our revenues from two of our customers, LG Electronics Inc. of South Korea and Samsung of South Korea. We received an aggregate of approximately 30% of our revenues from LG for first half of 2006 and 37% of our revenues from LG in fiscal year 2005. We anticipate that we will continue to be dependent on LG for a significant portion of our revenues in the immediate future; however, we do not have long-term contractual purchase commitments from LG, and we cannot assure you that LG will continue to be our customer. We received an aggregate of approximately 80% of our revenues from our ten largest customers for 2005. Any action by LG or any of our other largest customers that affects our orders, product pricing or vendor status could significantly reduce our revenues and harm our financial results. For example, in the fourth quarter of 2004, we experienced a 33% sequential quarterly decline in revenues from LG as a result of LG’s prior increase in inventory of our products in the third quarter in anticipation of the peak fourth-quarter buying season for the wireless handsets in which our products are primarily used by LG. In the future, our sales to LG or our other large customers will continue to be susceptible to this type of quarterly fluctuation as our customers manage their inventories, principally for seasonal variations. In particular, our customers’ increase in inventory of our products in advance of this peak buying season for wireless handsets often leads to sequentially lower sales of our products in the first calendar quarter and, potentially, late in the fourth calendar quarter. In addition, while in the past the principal LG divisions that purchase our products have been separately responsible for purchasing, inventory and other supply chain logistics, these functions of these divisions underwent a consolidation in 2005. This consolidation has reduced our ability to forecast orders from LG because we no longer receive orders directly from the LG divisions using our products. In addition, we are required to supply inventory to a centralized location based on a forecast provided by LG for the ensuing 30 days on a consolidated basis, which requires us to incur the cost of producing materials in advance of receiving a purchase commitment from LG. If LG does not purchase the inventory that was forecasted, we will be required to find alternative customers for the inventory and we may be unsuccessful in doing so at acceptable prices or at all, which would require us to write down or write off the inventory supplied by us to LG’s centralized location. LG implemented this consolidation and hub structure in 2005. We therefore have limited experience in understanding and forecasting LG’s ordering patterns under this structure. Because our largest customers account for such a significant part of our business, the loss of, or a decline in sales to, any of our major customers would negatively impact our business.

We received an aggregate of approximately 12% of our revenues from Samsung for the first half of 2006. Our combined sales to Samsung and its contract manufactures represented approximately 20% of our revenues for the first half of 2006. We do not have long-term contractual purchase commitments from Samsung, and we cannot assure you that Samsung will continue to be our customer.

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

Additional factors that could cause our results to fluctuate include:

•	the forecasting, scheduling, rescheduling or cancellation of orders by our customers, particularly in China and other emerging markets;

•	costs associated with litigation, especially related to intellectual property;

•	liquidity and cash flow of our distributors and end-market customers;

•	changes in manufacturing costs, including wafer, test and assembly costs, and manufacturing yields, product quality and reliability;

•	the timing and availability of adequate manufacturing capacity from our manufacturing suppliers;

•	our ability to successfully define, design and release new products in a timely manner that meet our customers’ needs;

•	the timing, performance and pricing of new product introductions by us and by our competitors;

•	general economic conditions in the countries where we operate or our products are used;

•	changes in exchange rates, interest rates, tax rates and tax withholding;

•	geopolitical stability, especially affecting China, Taiwan and Asia in general;and

•	changes in domestic and international tax laws.

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

We obtain a portion of our revenues through sales to distributors located outside of North America who act as our fulfillment representatives. Sales to distributors accounted for 35%, 42% and 40% of our revenues for the first half of fiscal 2006, for fiscal years 2005 and 2004, respectively. In the normal course of their operation as fulfillment representatives, these distributors typically perform functions such as order scheduling, shipment coordination, inventory stocking, payment and collections and, when applicable, currency exchange between purchasers of our products and these distributors. Our distributors’ compensation for these functions is reflected in the price of the products we sell to these distributors. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. If these distributors are unable to pay us in a timely manner or if we anticipate that they will not pay us, we may elect to withhold future shipments, which could adversely affect our operating results. For example, during the fourth quarter of 2004, a number of our distributors in China delayed payments to us, generally due to an unanticipated regional increase in restrictions on credit. As a result of these liquidity concerns, we limited our sales to these distributors, which adversely affected our revenues and operating results in the fourth quarter of 2004. If one of our distributors experiences severe financial difficulties, becomes insolvent or declares bankruptcy, we could lose product inventory held by that distributor and we could be required to write off the value of any receivables owed to us by that distributor. We could also be required to record bad debt expense in excess of our reserves. For example, in the first quarter of 2005, we noticed a slowing in the payment pattern of our largest distributor, EPCO Technology Co., Ltd. (“EPCO”), and it became apparent that EPCO had serious financial problems. As a result, we recorded a bad debt expense of $0.1 million in the fourth quarter of 2004. We have since ceased doing business with EPCO, from which we received approximately 7% of our revenues in 2004, and have engaged replacement distributors. In the future, we may not be successful in recognizing these indications or in finding replacement distributors in a timely manner, or at all, which could harm our operating results, cash flow and financial condition.

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

In connection with the annual audit of our consolidated financial statements for the year ended December 31, 2005, an error requiring an adjustment to correct our tax expense and deferred tax assets as a consequence of the intercompany transactions relating to the implementation of our international structure was identified by our independent registered public accounting firm. This adjustment, which was for an amount that was material to our consolidated financial statements, is evidence that our controls over the preparation and review of our income tax provision and related deferred tax accounts did not operate effectively as we transitioned to our current international structure. Due to the size of the adjustment, this constitutes a material weakness in our internal control over financial reporting. In addition, our independent registered public accounting firm identified errors requiring adjustments relating to our expensing of stock options granted to certain consultants and our valuation of our inventory held by our subcontractors, which constitute significant deficiencies in our internal control over financial reporting.

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

We conduct, and expect to continue to conduct, almost all of our business with companies that are located outside the United States. Based on ship-to locations, we derived approximately 98% of our revenues from customers outside of the United States in the first half of 2006 and 99% for fiscal years 2005, 2004 and 2003. Approximately 96%, 95%, and 94% of our revenues came from customers in Asia, particularly South Korea, Taiwan, China and Japan, in fiscal years 2005, 2004 and 2003, respectively. A vast majority of our contract manufacturing operations are located in South Korea, Taiwan, Malaysia and China. As a result of our international focus, we face several challenges, including:

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

In July 2006, we settled our on-going patent litigation initiated by Siliconix against us concerning several United States Patents owned by Siliconix. Under the terms of the settlement, we and Siliconix agreed to dismiss all claims and counterclaims in the litigation. Both we and Siliconix will continue marketing our respective trench DMOS product lines. The settlement had no material impact on our financial statements.

Our failure to protect our intellectual property rights adequately could impair our ability to compete effectively or to defend ourselves from litigation, which could harm our business, financial condition and results of operations.

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements to protect our proprietary technologies and know-how. While we have approximately 40 issued patents in the United States or foreign countries and a larger number of pending applications, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be challenged or circumvented by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products.

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

We have also grown from 110 employees on January 1, 2004 to 198 employees on June 30, 2006, with many located in regional and international offices. Our international growth may subject us to income and transaction taxes in the United States and in multiple foreign locations. Our future effective tax rates could be affected by changes in our U.S. and foreign tax estimates and liabilities, or changes in tax laws or the interpretation of such tax laws. If additional taxes are assessed against us, our operating results or financial condition could be materially affected.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123(R) became effective for our quarter beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. As a result of adopting SFAS 123(R), we will now have additional stock compensation expense associated with grants after April 4, 2005, the date of our initial filing of our registration statement in connection with our initial public offering, based on the grant date fair value. The ultimate amount of future stock compensation expense will depend upon the number of grants, the estimated grant date fair value, which depends upon significant assumptions including stock volatility and estimated term, the assumed forfeiture rate and the requisite service period for future grants. This expense has had a significant impact on our fiscal quarter ended June 30, 2006. We have recorded approximately $1.5 million and $2.9 million of stock based compensation expense under SFAS 123(R) for the three and six months ended June 30, 2006 and recorded $0.5 million and $1.0 million of stock based compensation expense under APB 25 for the three and six months ended June 30, 2005. We believe that this will continue to have a significant impact on our future operating results.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2006 Annual Meeting of Stockholders was held on June 29, 2006 to consider and vote upon two matters. The first matter related to the election of two Class I director nominees Richard K. Williams and Jaff Lin, to serve for a term of three years expiring on the 2009 Annual Meeting of Stockholders or in the event that the nominees become unavailable or decline to serve as a directors duly elected and qualified. The votes cast and withheld for such nominees were as follows:

Name	For	Withheld
Richard K. Williams	32,846,817	154,887
Jaff Lin	32,311,126	690,578

In addition to the recently elected directors, Kenneth P. Lawler, Thomas Weatherford, Alan E. Ross, and Samuel J. Anderson continued as directors after the 2006 Annual Meeting of Stockholders.

The second matter related to the ratification of the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2006. 32,961,089 votes were cast for ratification, 39,315 votes were cast against, and there were 1,300 abstentions and no broker non-votes.

Based on these voting results, each of the directors nominated was elected and the second matter was passed.

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

Dated: August 3, 2006	By:	/s/ Brian R. McDonald
Brian R. McDonald
Chief Financial Officer and Secretary

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
(1)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
(2)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.