Form 10-Q
period 2006-09-30
ADVANCED ANALOGIC TECHNOLOGIES INC
filed 2006-10-31
CIK 1104042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

There were 43,976,987 shares of the Registrant’s common stock issued and outstanding as of October 15, 2006.

ADVANCED ANALOGIC TECHNOLOGIES, INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value)

	September 30, 2006	December 31, 2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$82,209	$124,377
Short-term investments	43,523	—

Total cash, cash equivalents and short-term investments	125,732	124,377
Accounts receivable, net of allowances of $1,521 in 2006 and $1,031 in 2005	12,573	10,496
Inventories, net	9,295	6,561
Prepaid expenses and other current assets	1,838	1,656
Deferred income tax assets—current	5,369	3,780

Total current assets	154,807	146,870
Property and equipment, net	2,281	2,257
Deferred income tax assets—noncurrent	1,812	1,812
Other assets	1,804	384

TOTAL ASSETS	$160,704	$151,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,922	$5,196
Accrued liabilities	5,969	4,738
Income tax payable	663	963

Total current liabilities	12,554	10,897
Other long term liabilities	8	24

Total liabilities	12,562	10,921

STOCKHOLDERS’ EQUITY:
Preferred stock 5,000,000 shares authorized	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; 43,974,710 and 43,165,933 shares issued and outstanding in 2006 and 2005	44	43
Additional paid-in capital	160,367	155,002
Deferred stock compensation	(3,603)	(5,444)
Accumulated other comprehensive loss	(467)	(501)
Accumulated deficit	(8,199)	(8,698)

Total stockholders’ equity	148,142	140,402

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$160,704	$151,323

See accompanying notes to consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amount)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
NET SALES	$20,103	$17,964	$60,210	$46,711
Cost of revenues (including stock-based compensation of $46 and $193 for the three and nine months ended September 30, 2006; $28 and $84 for the three and nine months ended September 30, 2005)	9,100	7,152	24,986	18,804

GROSS PROFIT	11,003	10,812	35,224	27,907

OPERATING EXPENSES:
Research and development (including stock-based compensation of $618 and $1,799 for the three and nine months ended September 30, 2006; $196 and $588 for the three and nine months ended September, 2005)	5,371	5,277	17,214	14,210
Sales, general and adminstrative (including stock-based compensation of $825 and $2,391 for the three and nine months ended September, 2006; $352 and $1,084 for the three and nine months ended september, 2005)	5,187	4,906	16,200	12,749
Patent litigation	3,490	8	5,247	13

Total operating expenses	14,048	10,191	38,661	26,972

INCOME (LOSS) FROM OPERATIONS	(3,045)	621	(3,437)	935

INTEREST AND INVESTMENT INCOME	1,594	650	4,248	870

INCOME (LOSS) BEFORE INCOME TAXES	(1,451)	1,271	811	1,805
PROVISION FOR INCOME TAXES	—	1,029	312	1,462

NET INCOME (LOSS)	$(1,451)	$242	$499	$343

NET INCOME (LOSS) PER SHARE:
Basic	$(0.03)	$0.01	$0.01	$0.03
Diluted	$(0.03)	$0.01	$0.01	$0.01

WEIGHTED AVERAGE SHARES USED IN NET INCOME (LOSS) PER SHARE CALCULATION:
Basic	43,624	27,683	43,330	13,650
Diluted	43,624	42,242	46,819	37,868

See accompanying notes to consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$499	$343
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,222	1,229
Stock-based compensation	4,383	1,756
Provision for doubtful accounts	(306)	298
Tax benefit from employee equity incentive plans	1,727	—
Excess tax benefit from employee equity incentive plans	(693)	—
Loss on sales of plant, property and equipment	28	—
Changes in operating assets and liabilities:
Accounts receivable	(1,771)	(8,893)
Inventory	(2,708)	450
Prepaid expenses and other current assets	(213)	(1,140)
Other assets	(514)	7
Deferred income taxes—current	(1,589)	756
Accounts payable	721	2,792
Accrued expenses	1,208	1,378
Other long term liabilities	(9)	—
Income taxes payable	(300)	622

Net cash provided by (used in) operating activities	1,685	(402)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,092)	(969)
Purchases of short-term investments	(48,949)	—
Purchases of long-term investments	(900)	—
Proceeds sales and maturities of short-term investments	5,450	—

Net cash used in investing activities	(45,491)	(969)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from intial public offering, net of commissions and offering expenses	(5)	96,669
Proceeds from exercise of common stock options and common stock warrants	942	315
Excess tax benefit from employee equity incentive plans	693	—
Principal payments on capital lease obligations	(23)	(26)

Net cash provided by financing activities	1,607	96,958

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	31	(82)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(42,168)	95,505
CASH AND CASH EQUIVALENTS—Beginning of period	124,377	21,705

CASH AND CASH EQUIVALENTS—End of period	$82,209	$117,210

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of restricted common stock	$136	$138

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Increases in accounts payable and accrued liabilities related to fixed asset purchases	$166	$—
Fixed assets acquired under capital leases	$15	$—
Cash paid for interest	$7	$4
Cash paid for income taxes	$481	$118

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Advanced Analogic Technologies Incorporated’s (the “Company’s”) accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K filed with the SEC on March 8, 2006.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other future period. The consolidated balance sheet as of December 31, 2005 is derived from the audited consolidated financial statements as of and for the year then ended.

Cash Equivalents

Cash equivalents are highly liquid investments purchased with original maturities of 90 days or less at the time of purchase. Investments with maturities of over 90 days at the time of purchase are classified as short-term investments.

Investments

The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” At September 30, 2006, the Company had investments in short-term debt instruments which were classified as available-for-sale under SFAS 115. Short-term investments consist primarily of high grade debt securities with a maturity of greater than 90 days when purchased. The Company classifies investments with maturities greater than one year as short-term investment as it considers all investments as a potential source of operating cash regardless of maturity date. The Company’s debt securities are carried at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income, which is a separate component of stockholders’ equity. The cost of securities sold is based on specific identification method. Interest earned on securities is included in “Interest and Investment Income” in the Consolidated Statements of Operations. The fair value of investments is determined using quoted market prices for those securities. The unrealized gains and losses attributable to these investments are related to market value fluctuations. If these investments are not sold, the Company will receive the full value of the principle investment once the securities mature.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R). The Company accounts for stock-based awards to nonemployees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18. Stock-based compensation expense recognized for the three and nine months ended September 30, 2006 was $1.5 million and $4.4 million, which consisted of pretax stock-based compensation expense related to employee and consultant stock options.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods for establishing the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. The portion of stock-based compensation expenses related to options granted prior to April 4, 2005, (the date of our initial filing of a registration statement for our eventual initial public offering (“IPO”), which is the date we are considered a public company under SFAS 123(R)) which were previously recorded under the provisions of APB 25, continue to be amortized over the respective vesting period and do not include an estimated forfeiture rate. The actual forfeitures of these options are recorded as they occur. These options granted prior to April 4, 2005 have been valued using the intrinsic value method and as of September 30, 2006, the remaining unamortized portion of the deferred stock based compensation relating to these options is $3.6 million. Option awards granted after April 4, 2005 and before January 1, 2006 were based on grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. The fair value of these options was previously calculated using the Black-Scholes option pricing model and, under SFAS 123(R), is adjusted for an estimated forfeiture rate and amortized over the vesting period. Option awards granted subsequent to our adoption of SFAS 123(R) on January 1, 2006 are recorded as stock based compensation expense under the fair value method as prescribed by SFAS 123(R). The grant date fair value of these options was also calculated by using the Black-Scholes option pricing model.

Compensation expense for all share-based payment awards continues to be recognized using the straight-line single-option method. Stock-based compensation expenses recognized in the Consolidated Statement of Operations for the three and nine months ended September 30, 2006, excluding amounts related to options granted prior to April 4, 2005, are based on awards that ultimately are expected to vest and have been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The cumulative effect of a change in accounting principle as a result of our adoption of SFAS 123(R) was not significant.

The following table summarizes stock-based compensation expense related to employee stock options under SFAS 123(R), including the amortization of the intrinsic value under APB 25 for pre-April 4, 2005 options, for the three and nine months ended September 30, 2006, and stock-based compensation expense related to employee stock options under APB 25, for the three and nine months ended September 30, 2005, which was allocated as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cost of sales	$46	28	$193	$84
Research and development	618	196	1,799	588
Sales, general and marketing	825	352	2,391	1,084
Related tax effect	(9)	—	(170)	—

Total stock-based compensation expense	$1,480	576	$4,213	$1,756

For options granted subsequent to January 1, 2006, the Company used its historical stock price after its IPO on August 8, 2006 and the historical stock prices of an industry peer group for periods prior to the Company’s IPO for purposes of calculating volatility. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.The expected life of employee stock options was estimated to be approximately 6.25 years, which is determined in accordance with SAB 107. The following table includes the weighted average assumptions utilized for purposes of calculating the valuation of the Company’s stock option grants for the three and nine months ended September 30, 2006.

September 30, 2006	Three Months Ended	Nine Months Ended
Volatility	55%	57%
Expected option term	6.25	6.25
Expected dividend yield	0%	0%
Risk free interest rate	4.84%	4.77%

Prior to the adoption of SFAS 123(R), the Company accounted for all stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, $0.5 million and $1.6 million in stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2005. Stock based compensation attributable to non-employee stock grants were none and $0.2 million for the three and nine months ended September 30, 2005.

3. NET INCOME (LOSS) PER SHARE

The Company calculates net income per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”). Under SFAS No. 128, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period excluding shares subject to repurchase. Diluted net income per common share reflects the effects of potentially dilutive securities, which consist of convertible preferred stock and common stock options and warrants, common stock subject to repurchase and preferred stock warrants. Basic and diluted net loss per share are the same for the three months ended September 30, 2006 due to the Company’s net loss for that period. A reconciliation of shares used in the calculation of basic and diluted net income (loss) per share is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average common shares outstanding	43,940	28,432	43,708	14,494
Weighted average shares subject to repurchase	(316)	(749)	(378)	(844)

Shares used to calculate basic net income (loss) per share	43,624	27,683	43,330	13,650

Effect of dilutive securities:
Common and preferred stock warrants	—	31	43	86
Convertible preferred stock	—	10,162	—	19,756
Common stock options	—	3,615	3,068	3,532
Weighted average shares subject to repurchase	—	749	378	844
Employee stock purchase plan	—	2	—	—

Dilutive potential common stock	—	14,559	3,489	24,218

Weighted average common shares outstanding, assuming dilution	43,624	42,242	46,819	37,868

4. OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Net income (loss)	(1,451)	242	499	343
Changes in unrealized gains on investments	34	—	24	—
Foreign currency translation adjustment	2	(43)	10	(82)

Total	$(1,415)	$199	$533	$261

5. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

(in thousands)	September 30, 2006	December 31, 2005
Inventories, net
Raw materials	$3,203	$1,311
Work in process	1,776	2,010
Finished goods	4,316	3,240

Total inventories	$9,295	$6,561

Property and equipment, net
Computers and software	$3,548	$3,082
Office and test equipment	3,427	2,886
Leasehold improvements	580	529

	7,555	6,497
Accumulated depreciation and amortization	(5,274)	(4,240)

Total property and equipment, net	$2,281	$2,257

Accrued liabilities
Accrued payroll and benefits	$2,182	$3,119
Accrued legal expenses	1,272	29
Accrued payables and other	2,515	1,590

Total accrued liabilities	$5,969	$4,738

6. SEGMENT INFORMATION

As defined by the requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company operates in one reportable segment: the design, development, marketing and sale of power management semiconductor products and solutions for the communications, computing and consumer portable and personal electronics marketplace. The Company’s chief operating decision maker is its chief executive officer. The following is a summary of revenues by geographic region based on the location to which the product is shipped:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
South Korea	$11,329	$11,380	$35,318	$28,380
Taiwan	4,321	3,342	12,197	9,380
China	3,112	2,000	8,148	5,922
Europe	797	545	2,576	1,354
Japan	192	552	947	1,219
North America (principally United States)	352	145	1,024	456

Total	$20,103	$17,964	$60,210	$46,711

The following is a summary of revenue by product type:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
(dollars in thousands)	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
TPM IC *	$16,429	82%	$13,384	74%	$48,315	80%	$34,633	74%
ASPM **	3,628	18	4,460	25	11,837	20	11,704	25
Other ***	46	0	120	1	58	0	374	1

Total	$20,103	100%	$17,964	100%	$60,210	100%	$46,711	100%

*	Total Power Management Integrated Circuit
**	Application Specific Power Metal Oxide Semiconductor Field Effect Transistor
***	Other consists of primarily Discrete Metal Oxide Semiconductor Field Effect Transistor and non recurring engineering revenue

The following is a summary of long-lived assets by geographic region:

(in thousands)	September 30, 2006	December 31, 2005
Country
United States	$3,111	$1,617
Taiwan	391	396
Hong Kong	96	107
South Korea	166	197
China	193	167
Japan	90	101
Macau	29	46
Sweden	8	8
United Kingdom	1	2

Total	$4,085	$2,641

The following table summarizes net revenue and accounts receivable for customers which accounted for 10% or more of accounts receivable or net revenue:

	Accounts Receivable as of		Net Revenue Three Months Ended September 30,		Net Revenue Nine Months Ended September 30,
Customer	September 30, 2006	December 31, 2005
			2006	2005	2006	2005
A	24%	32%	27%	42%	29%	39%
B	13	15	—	—	—	11
C	—	13	—	—	—	—
D	12	—	11	—	12	—
E	12	—	12	—	—	—

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

8. INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, the Company determines deferred tax assets and liabilities based upon the differences between the financial statement and tax bases of our assets and liabilities using tax rates in effect for the year in which the Company expects the differences to affect taxable income. The Company expects the effective tax rate for 2006 to be higher than that estimated during the six months ended June 30, 2006 primarily due to the decrease in the estimate of net income for the fiscal year 2006. This increase was partially offset by tax benefits realized through the adoption of SFAS No. 123(R). The Company adopted SFAS No. 123(R) as of January 1, 2006, and, as a result, incurred significant stock-based compensation expense, most of which related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the quarter when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously expensed stock compensation. Tax benefits related to tax deductions in excess of previously expensed stock compensation are recorded as an addition to paid-in-capital. During the three and nine months ended September 30, 2006, tax expense was reduced by approximately $9,000 and $170,000 respectively, as a result of disqualifying dispositions.

The percentage tax rate reflected in our results of operations is based on an estimate of net income for the fiscal year 2006 that we make at the end of each quarter. At September 30, 2006, without tax benefits realized through disqualifying dispositions during the nine months ended September 30, 2006, our full year estimate of the 2006 effective tax rate was approximately 59%. However, with tax benefits realized through disqualifying dispositions for nine months ended September 30, 2006, the effective tax rate was approximately 38%.

9. LEGAL PROCEEDINGS

In May 2003, the Company received a letter from Linear Technology Corporation (“Linear Technology”) alleging that certain of its charge pump products infringed United States Patent No. 6,411,531 owned by Linear Technology. In August 2004, the Company received a letter from Linear Technology alleging that certain of its switching regulator products infringed United States Patent Nos. 5,481,178, 6,304,066 and 6,580,258. In response to these letters, the Company contacted Linear Technology to convey in good faith the belief that it does not infringe the patents in question. Subsequently, the Company became aware of a marketing campaign conducted by Linear Technology in which they sought to disrupt the Company’s business relationships and sales by suggesting to the Company’s customers that its products infringe the same U.S. patents mentioned in their two letters to the Company. As a result, in February 2006, the Company initiated a lawsuit against Linear Technology for unfair business practices, interference with existing and prospective customers and trade libel, as well as a declaration of patent invalidity and non-infringement. This case is currently stayed pending the outcome of the United States International Trade Commission (“USITC”) investigation described in the following paragraph.

In March 2006, the USITC responded to a petition filed by Linear Technology by initiating an examination to determine if certain of the Company’s products infringe certain patents owned by Linear Technology pursuant to Section 337 of the Tariff Act. The accused products include charge pumps and switching regulators and are similar to the products involved in the Company’s lawsuit with Linear Technology. The Company believes that none of its products infringe the Linear Technology patents in question. However, whether or not the Company prevails in this investigation, the Company expects to incur significant legal expenses. Because the subject matter of this action is similar to the subject matter involved in the Company’s lawsuit with Linear Technology, the Company expects costs associated with these two matters to be substantially less than the costs that would typically result from two unrelated matters. If the Company is unsuccessful in this case, its business and ability to compete in foreign markets could be harmed, and it could be enjoined from selling the accused products in the United States, either directly or indirectly, which could have a material adverse impact on the Company’s revenues, financial condition, results of operations and cash flows.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Form 10-K filed on March 8, 2006. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. While we believe our plans, intentions and expectations reflected in those forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q, including those under the heading “Risk Factors.”

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

We sell our products through our direct sales and applications support organization to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, and contract electronics manufacturers, as well as through arrangements with distributors that fulfill third-party orders for our products. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. We receive a substantial portion of our revenues from a small number of customers. We received an aggregate of approximately 84%, 80% and 80% of our revenues from our ten largest customers in the three and nine months ended September 30, 2006 and for the year ended December 31, 2005, respectively. Our largest direct customer is LG Electronics Inc., or LG, which accounted for 27%, 29% and 37% of our revenues for the three and nine months ended September 30, 2006 and total fiscal year 2005, respectively.

It is difficult for us to forecast the demand for our products, in part because of the highly complex supply chain between us and the consumer end users of the mobile consumer electronic devices that incorporate our products. We believe that our customers’ buying patterns are more predictable over a six-month period versus a three-month period, as a result, our forecasting of quarterly results ais more difficult than our half-year outlook. Additionally, our design wins are usually based on a half-yearly cycle, especially for the handset market. Consumer demand for new features changes rapidly. Parties such as wireless service providers directly respond to and influence these consumer preferences through device selection and orders to the OEMs for these devices. Distributors, ODMs and contract electronics manufacturers often add an additional layer of complexity between us and consumer end users. As a result, we must forecast demand not only from our customers, but also from other participants in this multi-level distribution channel. Our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our relationship with these customers. Conversely, our failure to forecast declining demand or shifts in product mix can result in excess or obsolete inventory. For example, in 2004, we recorded an inventory write-down of $1.9 million because our forecast of demand in early 2004 proved to be optimistic and a significant portion of these newly manufactured products ended up with no forecasted demand in the second half of 2004. For the three and nine months ended September 30, 2006, we recorded inventory write-downs of approximately $1.3 million and $2.6 million. In addition, if we do not incorporate the partially fabricated wafers held for us by our suppliers into our products in a timely fashion, we may still become obligated to purchase these materials, which may reduce our gross margins.

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

        We derive substantially all of our revenues from sales to foreign customers, particularly in Asia. In the three months ended September 30, 2006, approximately 94% of our revenues were from sales in Asia, including approximately 56% in South Korea, 21% in Taiwan, 16% in China and 1% in Japan. In the three months ended September 30, 2005, approximately 96% of our revenues were from sales in Asia, including approximately 63% in South Korea, 19% in Taiwan, 11% in China and 3% in Japan. We believe that a substantial majority of our revenues will continue to come from customers located in Asia, where most of the mobile consumer electronic devices that use our ICs are manufactured. As a result of this regional customer concentration, we have been and expect to continue to be particularly subject to economic and political events, health crises and other developments that impact our customers in Asia. For example, our sales in late 2004 were harmed by the Chinese government reducing the availability of credit to domestic businesses. China, in particular, is an emerging market where forecasting by our distributors is not accurate, and there can be rapid changes in the distribution system and market conditions. In 2004, in order to limit our exposure to bad debt and late payments from these distributors, we constrained sales to these customers by declining to fulfill orders, which reduced our revenues in 2004. We continue to closely monitor payments owed to us by our customers who may continue to be affected by this reduced availability of credit in China.

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

Results of Operations

The following table sets forth our unaudited historical operating results, as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
NET SALES	100.0%	100.0%	100.0%	100.0%
Cost of revenues	45.3	39.8	41.5	40.3

GROSS PROFIT	54.7	60.2	58.5	59.7

OPERATING EXPENSES:
Research and development	26.7	29.4	28.6	30.6
Sales, general and adminstrative	25.8	27.3	26.9	27.3
Patent litigation	17.4	0.0	8.7	0.0

Total operating expenses	69.9	56.7	64.2	57.9

INCOME (LOSS) FROM OPERATIONS	(15.2)	3.5	(5.7)	1.8
INTEREST AND INVESTMENT INCOME	7.9	3.6	7.1	1.9

INCOME (LOSS) BEFORE INCOME TAXES	(7.3)	7.1	1.4	3.7
PROVISION FOR INCOME TAXES	—	5.7	0.6	3.1

NET (LOSS) INCOME	(7.3)%	1.4%	0.8%	0.6%

Comparison of three and nine months ended September 30, 2006 and September 30, 2005

Revenues

The following table illustrates our net sales by our principal product families:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
(dollars in thousands)	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
TPM IC *	$16,429	82%	$13,384	74%	$48,315	80%	$34,633	74%
ASPM **	3,628	18	4,460	25	11,837	20	11,704	25
Other ***	46	0	120	1	58	0	374	1

Total	$20,103	100%	$17,964	100%	$60,210	100%	$46,711	100%

*	Total Power Management Integrated Circuit
**	Application Specific Power Metal Oxide Semiconductor Field Effect Transistor
***	Other consists of primarily Discrete Metal Oxide Semiconductor Field Effect Transistor and non recurring engineering revenue

Our net sales for the three months ended September 30, 2006 as compared to 2005 increased $2.1 million. This growth was primarily attributable to our TPM IC product family, which grew 23% as compared to the three months ended September 30, 2005. Our ASPM product family decreased by 19% as compared to the three months ended September 30, 2005. The increase in TPM IC net sales was primarily driven by increased sales of our ChargePump products for the three months ended September 30, 2006 as compared to 2005. The decrease in ASPM net sales for the three months ended September 30, 2006 as compared to 2005 was primarily attributable to decreased sales of our SmartSwitch products.

Our sales to LG in the three and nine months ended September 30, 2006 increased as compared to the three and nine months ended September 30, 2005. However, sales to LG represented a decreased portion of our net sales as we have continued to diversify our customer base. LG accounted for approximately 27% and 29% of our revenues for the three and nine months ended September 30, 2006 as compared to 42% and 39% for the three and nine months ended September 30, 2005.

Gross Profit

	Three Months Ended September 30,					Nine Months Ended September 30,
			Increase					Increase
(in thousands)	2006	2005	(Decrease)			2006	2005	(Decrease)
Net sales	$20,103	$17,964	$2,139		11.9%	$60,210	$46,711	$13,499		28.9%
Cost of sales	9,100	7,152	1,948		27.2%	24,986	18,804	6,182		32.9%

Gross profit	$11,003	$10,812	$191		1.8%	$35,224	$27,907	$7,317		26.2%

Gross profit margin	54.7%	60.2%	(5.6	)ppt.		58.5%	59.7%	(1.2	)ppt.

Our gross margin was 54.7% for the three months ended September 30, 2006, compared to 60.2% for the three months ended September 30, 2005. This decrease was due to a number of factors:

•	(4) percentage points of the decrease was due to unfavorable product yields attributable to increased product complexity and changes in product specifications;

•	(2) percentage points of the decrease was attributable to increased sales incentive offers;

•	(2) percentage points of the decrease was attributable to increased write-down of excess and obsolete inventories totaling approximately $1.3 million for the three months ended September 30, 2006;

•	(1) percentage points of the decrease was due to unfavorable product mix and to a provision for uncollectible shipments from a customer in China; and

•	offset by 3 percentage points attributable to $2.1 million of product sales for which the inventory had been previously written off.

Our gross margin was 58.5% for the nine months ended September 30, 2006, compared to 59.7% for the nine months ended September 30, 2005. This decrease was due to a number of factors:

•	(3) percentage points of the decrease was to unfavorable product yields attributed to increased product complexity and specification changes;

•	(2) percentage points of the decrease was due to increased sales incentive offers;

•	(1) percentage point was due to increase in warranty experience rates;

offset by

•	2 percentage points attributable to $5.0 million of product sales for which the inventory had been previously written off;

•	2 percentage points due to improved product mix and economies of scale; and

•	1 percentage point of the increase was attributable to a decrease write-down of excess and obsolete inventories totaling approximately $2.6 million for the nine months ended September 30, 2006.

Research and Development

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(in thousands)	2006	2005	(Decrease)		2006	2005	(Decrease)
Research and development	$5,371	$5,277	$94	1.8%	$17,214	$14,210	$3,004	21.1%
% of net sales	26.7%	29.4%	(2.7)%	ppt.	28.6%	30.6%	(2.0)%	ppt.

Research and development expenses for the three months ended September 30, 2006 as compared to 2005, increased due to a number of factors:

•	$0.4 million of the increase was attributable to increased stock-based compensation expense attributable to the adoption of SFAS 123(R) on January 1, 2006;

offset by

•	$0.2 million due to lower NRE and product development related expenses; and

•	$0.1 million due to lower employee compensation related expenses.

Research and development expenses for the nine months ended September 30, 2006 as compared to 2005, increased due to a number of factors:

•	$1.2 million of the increase was attributable to increased stock-based compensation expense attributable to the adoption of SFAS 123(R) on January 1, 2006;

•	$0.9 million of the increase was attributable to increased payroll and other employee benefit expenses due to increased headcount;

•	$0.7 million increase in engineering related expenses;and

•	$0.2 million in depreciation.

Sales, General and Administrative

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(in thousands)	2006	2005	(Decrease)		2006	2005	(Decrease)
Sales general and administrative	$5,187	$4,906	$281	5.7%	$16,200	$12,749	$3,451	27.1%
% of net sales	25.8%	27.3%	(1.5)%	ppt.	26.9%	27.3%	(0.4)%	ppt.

Sales, general and administrative expenses for the three months ended September 30, 2006 as compared to 2005, increased due to a number of factors:

•	$0.5 million of the increase was attributable to increased stock-based compensation expense attributable to the adoption of SFAS 123(R) on January 1, 2006;

•	$0.2 million of the increase was attributable to increased professional consulting expense attributable to our continued implementation of Section 404 of the Sarbanes Oxley Act of 2002, other accounting and tax consulting services;

offset by

•	$0.3 million of a reduction in bad debt expense; and

•	$0.2 million in reductions of travel and other expenses.

Sales, general and administrative expenses for the nine months ended September 30, 2006 as compared to 2005, increased due to a number of factors:

•	$1.3 million of the increase was attributable to increased stock-based compensation expense attributable to the adoption of SFAS 123(R) on January 1, 2006;

•	$1.7 million of the increase was attributable to increased professional consulting expense attributable to our continued implementation of Section 404 of the Sarbanes Oxley Act of 2002, other accounting and tax consulting services;

•	$0.3 million of the increase was attributable to various public company expenses;

•	$0.7 million of the increase was attributable to in payroll other and employee benefit expenses, due to increased headcount, which were offset by

•	$0.3 million in reductions in travel related expenses; and

•	$0.3 million in a reduction of bad debt related expenses.

Patent Litigation

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(in thousands)	2006	2005	(Decrease)		2006	2005	(Decrease)
Patent litigation	$3,490	$8	$3,482	43,525.0%	$5,247	$13	$5,234	40,261.5%
% of net sales	17.4%	0.0%	17.4%	ppt.	8.7%	0.0%	8.7%	ppt.

Patent litigation expenses for the three and nine months ended September 30, 2006 as compared to 2005, increased due to increased legal expenses related to pre-trial activities with our ongoing litigation with Linear Technologies Corporation. For a description of litigation expenses please see Note 9 Legal Proceedings for further details.

Interest and Investment Income

Interest and investment income, net was $1.6 million and $4.2 million in the three and nine months ended September 30, 2006, and $0.7 million and $0.9 million in the three and nine months ended September 30, 2005. The increase in interest and other income was primarily attributable to higher interest income earned on higher cash balances resulting from the proceeds of our initial public offering in August 2005.

Provision for Income Taxes

Our income tax provision was approximately $312,000 and $1,462,000 for the nine months ended September 30, 2006 and 2005, respectively. We expect the effective tax rate for 2006 to be higher than that estimated during the six months ended June 30, 2006 primarily due to the decrease in the estimate of net income for the fiscal year 2006. This increase was partially offset by tax benefits realized through the adoption of SFAS No. 123(R). The Company adopted SFAS No. 123(R) as of January 1, 2006, and, as a result, incurred significant stock-based compensation expense, most of which related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the quarter when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously expensed stock compensation. Tax benefits related to tax deductions in excess of previously expensed stock compensation are recorded as an addition to paid-in-capital. During the three and nine months ended September 30, 2006, tax expense was reduced by approximately $9,000 and $170,000 respectively as a result of disqualifying dispositions.

The percentage tax rate reflected in our results of operations is based on an estimate of net income for the fiscal year 2006 that we make at the end of each quarter. At September 30, 2006, without tax benefits realized through disqualifying dispositions during the nine months ended September 30, 2006, our full year estimate of the 2006 effective tax rate was approximately 59%. However, with tax benefits realized through disqualifying dispositions for nine months ended September 30, 2006, the effective tax rate was approximately 38%.

Liquidity and Capital Resources

	Nine Months Ended September 30,		Increase
(in thousands)	2006	2005	(Decrease)
Net cash provided by (used in) operating activities	$1,685	$(402)	$2,087	(519.2)%
Net cash used in investing activities	$(45,491)	$(969)	$(44,522)	4,594.6%
Net cash provided by financing activities	$1,607	$96,958	$(95,351)	(98.3)%
Effect of exchange rate changes on cash and cash equivalents	$31	$(82)	$113	(137.8)%

Net increase (decrease) in cash and cash equivalents	$(42,168)	$95,505	$(137,673)	(144.2)%

Our cash, cash equivalents and short term investments were $125.7 million as of September 30, 2006 and $124.3 million as of December 31, 2005.

Net Cash Used in Operating Activities

Net cash provided by operating activities was $1.7 million for the nine months ended September 30, 2006, which primarily consisted of:

•	$4.4 million of stock-based compensation expense;

•	$1.9 million from increases in accrued expenses and accounts payable;

•	$1.2 million of depreciation and amortization expense;

•	$1.0 million attributable to net tax benefits from exercises of common stock options and warrants;

•	$0.5 million of net income;

which were offset in part by

•	$2.7 million of increases in inventories;

•	$1.8 million of increase in accounts receivable;

•	$1.6 million of increase in deferred tax assets; and

•	$0.7 million from increases of other current and long term assets.

Our accounts payable and inventories have increased primarily as a result of increased purchases of materials and production to meet expected demand. Our accounts receivable balance increased due to increased sales during the period. Our stock-based compensation expenses have risen as a result of our adoption of SFAS 123(R) and the increased number of options granted to employees and consultants. Depreciation and amortization expenses have also risen and we expect that this will continue to rise as we invest in research and development and infrastructure.

Net cash used in our operating activities was $0.4 million in the nine months ended September 30, 2005, which primarily consisted of:

•	$8.9 million of increase in accounts payable;

•	$1.1 million of increases in other current assets;

which were offset in part by:

•	$4.2 million increases in accruals and payables;

•	$1.8 million of stock-based compensation expense;

•	$1.2 million of depreciation and amortization expense;

•	$0.5 million decrease in inventories; and

•	$0.3 million in bad debt expense.

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

Net Cash Used in Investing Activities

Net cash used in our investing activities was $45.5 million in the nine months ended September 30, 2006 and $1.0 million in the nine months ended September 30, 2005. The increase in cash usage from investing activities was primarily due to $43.5 million for net purchases and maturities of short term investments, $0.9 million for purchases of long-term private equity investments and $1.1 million for purchases of various engineering software and to support our internal infrastructure growth.

The cash usage from investing activities for the nine months ended September 30, 2005, was primarily from purchases of various capital equipment and software to support our internal infrastructure growth.

Net Cash Provided by Financing Activities

Net cash provided by our financing activities was $1.6 million in the nine months ended September 30, 2006. Net cash provided by our financing activities in the nine months ended September 30, 2006 primarily consisted of $0.9 million of net proceeds from exercises of common stock options and warrants and their related tax benefit of $0.7 million.

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

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of September 30, 2006:

(in thousands)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Operating leases	$1,052	$262	$7	$—	$1,321
Purchase commitments	$7,316	$—	$—	$—	$7,316

	$8,368	$262	$7	$—	$8,637

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

Revenue Recognition

We recognize revenues in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (1) is based on when delivery has occurred, which also includes when title and risk of loss is transferred from us to our customer. Determination of criteria (3) and (4) is based on management’s judgment regarding the determinability of the fees charged for products delivered and the collectibility of those fees. If changes in conditions cause management to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could decline.

A large portion of our sales is made through distribution arrangements with third parties. These arrangements include stock rotation rights that generally permit the return of up to 5% and, in the case of one customer, 8% of the previous six months’ purchases. We generally accept these returns in the second and fourth quarter of each annual period. We record estimated returns at the time of shipment. Our normal payment term with our distributors is 30 days from invoice date. Certain of our distributor arrangements include the possibility of sales price rebates on specified products. At the time of shipment we recognize revenue, estimate the total sales price rebate and reserve for those pricing rebates. We have also deferred revenue related to two of our distributors for which we are unable to reasonably estimate returns and recognize revenues from that distributor when shipment to the customer from these distributors has occurred. We deferred approximately $107,000 related to distributor sales at September 30, 2006 and $67,000 at December 31, 2005.

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

Bad Debt Allowances

We monitor the collectibility of accounts receivable primarily through review of the accounts receivable aging. When facts and circumstances indicate the collection of specific amounts or balances from specific customers is at risk, we assess the impact on amounts recorded for bad debts and, if necessary, will record a charge in the period such determination is made. In addition, we reserve a percentage of our accounts receivable to various customers that are significantly aged. We wrote off approximately $0.3 million and $0.3 million for the three and nine months ended September 30, 2006, respectively.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. See Note 2 to the Consolidated Financial Statements for additional information.

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

Accounting for Income Taxes

We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, we determine our deferred tax assets and liabilities based upon the differences between the financial statement and tax bases of our assets and liabilities using tax rates in effect for the year in which we expect the differences to affect taxable income. We expect the effective tax rate for 2006 to be higher than that estimated during the six months ended June 30, 2006 primarily due to the decrease in the estimate of net income for the fiscal year 2006. This increase was partially offset by tax benefits realized through the adoption of SFAS No. 123(R). We adopted SFAS No. 123(R) as of January 1, 2006, and, as a result, incurred significant stock-based compensation expense, most of which related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the quarter when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously expensed stock compensation. Tax benefits related to tax deductions in excess of previously expensed stock compensation are recorded as an addition to paid-in-capital. During the three and nine months ended September 30, 2006, tax expense was reduced by approximately $9,000 and $170,000 respectively, as a result of disqualifying dispositions. See Note 8 to the Consolidated Financial Statements for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2006, we had cash and cash equivalents totaling $82.2 million, compared to $124.4 million at December 31, 2005. At September 30, 2006, we had $43.5 million in short-term investments as compared to none at December 31, 2005. Cash equivalents have an original or remaining maturity when purchased of 90 days or less; short-term investments generally have an original or remaining maturity when purchased of greater than 90 days. Included in short-term investments are auction rate securities whose reset dates may be less than 90 days; however, the underlying securities maturities are greater than 90 days. The taxable equivalent interest rates for the nine months ended September 30, 2006, on those short-term investments average approximately 5.3%. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit.

A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at September 30, 2006 would cause the fair value of these investments to decrease by an immaterial amount, which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income. Based upon our analysis the fair values did not change materially as our investments are of short duration and have a weighted average maturity of 96 days.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. In connection with the audit of our consolidated financial statements for the year ended December 31, 2005, our independent registered public accounting firm, Deloitte & Touche LLP, identified an error requiring adjustment to correct tax expenses and deferred tax assets. The material weakness identified related to an error requiring an adjustment to correct our tax expense and deferred tax assets as a consequence of the intercompany transactions relating to the implementation of our international tax structure. As a consequence, our management reported to our audit committee the identification of a “material weakness” (under the standards established by the Public Company Accounting Oversight Board) and significant deficiencies in our internal controls. Based on our management’s, including our Chief Executive Officer’s and Chief Financial Officer’s evaluation referred to above, we have taken remedial actions to mitigate the above referenced material weakness. These remedial efforts included hiring an additional tax professional and also enhancing internal procedures to provide additional reviews of various tax accounts. As of September 30, 2006 our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures as remediated were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 2003, we received a letter from Linear Technology Corporation alleging that certain of our charge pump products infringed United States Patent No. 6,411,531 owned by Linear Technology. In August 2004, we received a letter from Linear Technology alleging that certain of our switching regulator products infringed United States Patent Nos. 5,481,178, 6,304,066 and 6,580,258. In response to these letters, we contacted Linear Technology to convey our good faith belief that we do not infringe the patents in question. Subsequently, the Company became aware of a marketing campaign conducted by Linear Technology in which they sought to disrupt our business relationships and sales by suggesting to our customers that our products infringe the same U.S. patents mentioned in their two letters to us. As a result, in February 2006, we initiated a lawsuit against Linear Technology for unfair business practices, interference with existing and prospective customers and trade libel, as well as a declaration of patent invalidity and non-infringement. This case is currently stayed pending the outcome of the United States International Trade Commission (“USITC”) investigation described in the following paragraph.

In March 2006, the USITC responded to a petition filed by Linear Technology by initiating an examination to determine if certain of the Company’s products infringe certain patents owned by Linear Technology pursuant to Section 337 of the Tariff Act. The patents involved in this action are a subset of the patents involved in the lawsuit that we filed against Linear Technology. The accused products include charge pumps and switching regulators and are similar to the products involved in our lawsuit with Linear Technology. We believe that none of our products infringe the Linear Technology patents in question. However, whether or not we prevail in this lawsuit, we expect to incur significant legal expenses. Because the subject matter of this action is similar to the subject matter involved in our lawsuit with Linear Technology, we expect the costs associated with these two matters to be substantially less than the costs that would typically result from two unrelated matters. If we are unsuccessful in this case, our business and our ability to compete in foreign markets could be harmed, and we could be enjoined from selling the accused products in the United States, either directly or indirectly, which could have a material adverse impact on our revenues, financial condition, results of operations and cash flows.

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

We generally do not obtain firm, long-term purchase commitments from our customers. Because production lead times often exceed the amount of time required to fulfill orders, we often must build in advance of orders, relying on an imperfect demand forecast to project volumes and product mix. Our demand forecast accuracy can be adversely affected by a number of factors, including inaccurate forecasting by our customers, changes in market conditions, new part introductions by our competitors that lead to our loss of previous design wins, adverse changes in our product order mix and demand for our customers’ products or models. China, in particular, is an emerging market where forecasting by our distributors is not accurate, and there can be rapid changes in the distribution system and market conditions. Even after an order is received, our customers may cancel these orders or request a decrease in production quantities. Any such cancellation or decrease subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls and excess or obsolete inventory which we may be unable to sell to other customers. Alternatively, if we are unable to project customer requirements accurately, we may not build enough products, which could lead to delays in product shipments and lost sales opportunities in the near term, as well as force our customers to identify alternative sources, which could affect our ongoing relationships with these customers. We have in the past had customers dramatically increase their requested production quantities with little or no advance notice and after they had submitted their original order. We have on occasion been unable to fulfill these revised orders within the time period requested. Either underestimating or overestimating demand would lead to excess, obsolete or insufficient inventory, which could harm our operating results, cash flow and financial condition, as well as our relationships with our customers. For example, we recorded inventory write-downs of $2.6 million, $3.3 million, and $1.9 million for the nine months ended September 30, 2006 and in the fiscal years ended 2005 and 2004, respectively.

We receive a substantial portion of our revenues from one customer and most of our revenues from a small number of customers, and the loss of, or a significant reduction in, orders from that customer or our other largest customers would adversely affect our operations and financial condition.

We receive a substantial portion of our revenues from two of our customers, LG Electronics Inc. of South Korea and Samsung of South Korea. We received an aggregate of approximately 29% of our revenues from LG for the nine months ended September 30, 2006 and 37% of our revenues from LG in fiscal year 2005. We anticipate that we will continue to be dependent on LG for a significant portion of our revenues in the immediate future; however, we do not have long-term contractual purchase commitments from LG, and we cannot assure you that LG will continue to be our customer. We received an aggregate of approximately 80% of our revenues from our ten largest customers for 2005. Any action by LG or any of our other largest customers that affects our orders, product pricing or vendor status could significantly reduce our revenues and harm our financial results. For example, in the fourth quarter of 2004, we experienced a 33% sequential quarterly decline in revenues from LG as a result of LG’s prior increase in inventory of our products in the third quarter in anticipation of the peak fourth-quarter buying season for the wireless handsets in which our products are primarily used by LG. In the future, our sales to LG or our other large customers will continue to be susceptible to this type of quarterly fluctuation as our customers manage their inventories, principally for seasonal variations. In particular, our customers’ increase in inventory of our products in advance of this peak buying season for wireless handsets often leads to sequentially lower sales of our products in the first calendar quarter and, potentially, late in the fourth calendar quarter. In addition, while in the past the principal LG divisions that purchase our products have been separately responsible for purchasing, inventory and other supply chain logistics, these functions of these divisions underwent a consolidation in 2005. This consolidation has reduced our ability to forecast orders from LG because we no longer receive orders directly from the LG divisions using our products. In addition, we are required to supply inventory to a centralized location based on a forecast provided by LG for the ensuing 30 days on a consolidated basis, which requires us to incur the cost of producing materials in advance of receiving a purchase commitment from LG. If LG does not purchase the inventory that was forecasted, we will be required to find alternative customers for the inventory and we may be unsuccessful in doing so at acceptable prices or at all, which would require us to write down or write off the inventory supplied by us to LG’s centralized location. LG implemented this consolidation and hub structure in 2005. We therefore have limited experience in understanding and forecasting LG’s ordering patterns under this structure. Because our largest customers account for such a significant part of our business, the loss of, or a decline in sales to, any of our major customers would negatively impact our business.

Our combined sales to Samsung and its contract manufactures represented approximately 20% of our revenues for the nine months ended September 30, 2006, which included direct sales to Samsung totaling 12% for the nine months ended September 30, 2006. We do not have long-term contractual purchase commitments from Samsung, and we cannot assure you that Samsung will continue to be our customer.

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

We obtain a portion of our revenues through sales to distributors located outside of North America who act as our fulfillment representatives. Sales to distributors accounted for 40%, 42% and 40% of our revenues for the nine months ended September 30, 2006, for fiscal years 2005 and 2004, respectively. In the normal course of their operation as fulfillment representatives, these distributors typically perform functions such as order scheduling, shipment coordination, inventory stocking, payment and collections and, when applicable, currency exchange between purchasers of our products and these distributors. Our distributors’ compensation for these functions is reflected in the price of the products we sell to these distributors. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. If these distributors are unable to pay us in a timely manner or if we anticipate that they will not pay us, we may elect to withhold future shipments, which could adversely affect our operating results. For example, during the fourth quarter of 2004, a number of our distributors in China delayed payments to us, generally due to an unanticipated regional increase in restrictions on credit. As a result of these liquidity concerns, we limited our sales to these distributors, which adversely affected our revenues and operating results in the fourth quarter of 2004. If one of our distributors experiences severe financial difficulties, becomes insolvent or declares bankruptcy, we could lose product inventory held by that distributor and we could be required to write off the value of any receivables owed to us by that distributor. We could also be required to record bad debt expense in excess of our reserves. For example, in the first quarter of 2005, we noticed a slowing in the payment pattern of our largest distributor, EPCO Technology Co., Ltd. (“EPCO”), and it became apparent that EPCO had serious financial problems. As a result, we recorded a bad debt expense of $0.1 million in the fourth quarter of 2004. We have since ceased doing business with EPCO, from which we received approximately 7% of our revenues in 2004, and have engaged replacement distributors. In the future, we may not be successful in recognizing these indications or in finding replacement distributors in a timely manner, or at all, which could harm our operating results, cash flow and financial condition.

Our distributor arrangements often require us to accept product returns and to provide price protection and if we fail to properly estimate our product returns and price protection reserves, this may adversely impact our reported financial information

A substantial portion of our sales are made through third-party distribution arrangements, which include stock rotation rights that generally permit the return of up to 5%, and, in the case of one customer, 8% of the previous six months’ purchases. We generally accept these returns in the second and fourth quarter of each annual period. Our arrangements with our distributors typically also include price protection provisions if we reduce our list prices. We record estimated returns at the time of shipment, and we record reserves for price protection at the time we decide to reduce our list prices. In the future, we could receive returns or claims that are in excess of our estimates and reserves, which could harm our operating results.

Our distributor arrangements often require us to accept returns of unsold products if contractual arrangements with a distributor are terminated, which could harm our operating results or, if we fail to take steps, could harm our relationship with these distributors and lead to a loss of revenues

If our relationship with any of our distributors deteriorates or terminates, it could lead to a temporary or permanent loss of revenues until a replacement sales channel can be established to service the affected end-user customers, as well as inventory write-offs or accounts receivable write-offs. We may not be successful in finding suitable alternative distributors and this could adversely affect our ability to sell in certain locations or to certain end-user customers. We also may be obligated to repurchase unsold products from a distributor if we decide to terminate our relationship with that distributor.

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

We have not completed our implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and as a result, our independent registered public accounting firm was not engaged to audit, nor has it audited, the effectiveness of our internal control over financial reporting. Accordingly, our independent registered public accounting firm has not rendered an opinion on our internal control over financial reporting. We have taken measures, including hiring an additional tax professional and also enhancing internal procedures to provide additional reviews of various tax accounts, that we believe will remediate these weaknesses in our internal controls. However, we cannot assure you that we have identified all, or that we will not in the future have or identify additional material weaknesses or significant deficiencies, or that our remedial measures will be sufficient to resolve any material weakness or significant deficiency. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in the implementation of improvements to our internal controls, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act of 2002 for us beginning with our Annual Report on Form 10-K for the year ending December 31, 2006, which we will file in early 2007. The existence of a material weakness or a significant deficiency could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

We conduct, and expect to continue to conduct, almost all of our business with companies that are located outside the United States. Based on ship-to locations, we derived approximately 99% of our revenues from customers outside of the United States in the nine months ended September 30, 2006 and 99% for fiscal years 2005, 2004 and 2003. Approximately 96%, 95%, and 94% of our revenues came from customers in Asia, particularly South Korea, Taiwan, China and Japan, in fiscal years 2005, 2004 and 2003, respectively. A vast majority of our contract manufacturing operations are located in South Korea, Taiwan, Malaysia and China. As a result of our international focus, we face several challenges, including:

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

Assertions by third parties of infringement by us of their intellectual property rights could result in significant costs, reduce sales of our products and cause our operating results to suffer.

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

Uncertainty over the outcome of our litigation with Linear Technology may cause our customers or potential customers to elect not to include our products that are the subject of this litigation into the design of their systems. Once a customer’s system designer initially chooses a competitor’s product for a particular electronic system, it becomes significantly more difficult for us to sell our products for use in that electronic system, because changing suppliers can involve significant cost, time, effort and risk for our customers. As a result, our litigation with Linear Technology or any similar future litigation may reduce both our current and future revenues.

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

We have also grown from 110 employees on January 1, 2004 to 202 employees on September 30, 2006, with many located in regional and international offices. Our international growth may subject us to income and transaction taxes in the United States and in multiple foreign locations. Our future effective tax rates could be affected by changes in our U.S. and foreign tax estimates and liabilities, or changes in tax laws or the interpretation of such tax laws. If additional taxes are assessed against us, our operating results or financial condition could be materially affected.

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

Any acquisitions we make could disrupt our business, result in integration difficulties or fail to realize anticipated benefits, which could adversely affect our financial condition and operating results.

We may choose to acquire companies, technologies, assets and personnel that are complementary to our business, including for the purpose of expanding our new product design capacity, introducing new design, market or application skills or enhancing and expanding our existing product lines. For example, we have entered into an agreement to acquire Analog Power Semiconductor Corporation and related assets and personnel, primarily located in Shanghai, China. Acquisitions involve numerous risks, including the following:

•	difficulties in integrating the operations, systems, technologies, products and personnel of the acquired companies;

•	diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions;

•	difficulties in entering markets in which we may have no or limited direct prior experience and where competitors may have stronger market positions;

•	the potential loss of key employees, customers, distributors, suppliers and other business partners of the companies we acquire following and continuing after announcement of acquisition plans;

•	improving and expanding our management information systems to accommodate expanded operations;

•	insufficient revenue to offset increased expenses associated with acquisitions; and

•	addressing unforeseen liabilities of acquired businesses.

Acquisitions may also cause us to:

•	issue capital stock that would dilute our current stockholders’ percentage ownership;

•	use a substantial portion of our cash resources or incur debt;

•	assume liabilities;

•	record goodwill or incur amortization expenses related to certain intangible assets; and

•	incur large and immediate write-offs and other related expenses.

Any of these factors could prevent us from realizing the anticipated benefits of an acquisition, and our failure to realize these benefits could adversely affect our business. In addition, we may not be successful in identifying future acquisition opportunities or in consummating any acquisitions that we may pursue on favorable terms, if at all. Any transactions that we complete may impair stockholder value or otherwise adversely affect our business and the market price of our stock. Failure to manage and successfully integrate acquisitions could materially harm our financial condition and operating results.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123(R) became effective for our quarter beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. As a result of adopting SFAS 123(R), we will now have additional stock compensation expense associated with grants after April 4, 2005, the date of our initial filing of our registration statement in connection with our initial public offering, based on the grant date fair value. The ultimate amount of future stock compensation expense will depend upon the number of grants, the estimated grant date fair value, which depends upon significant assumptions including stock volatility and estimated term, the assumed forfeiture rate and the requisite service period for future grants. This expense has had a significant impact on our fiscal quarter ended September 30, 2006. We have recorded approximately $1.5 million and $4.4 million of stock based compensation expense under SFAS 123(R) for the three and nine months ended September 30, 2006 and recorded $0.5 million and $1.6 million of stock based compensation expense under APB 25 for the three and nine months ended September 30, 2005. We believe that this will continue to have a significant impact on our future operating results.

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

Dated: October 30, 2006	By:	/s/ Brian R. McDonald
Brian R. McDonald
Chief Financial Officer and Secretary

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
(1)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
(2)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.