Form 10-K
period 2006-12-31
ADVANCED ANALOGIC TECHNOLOGIES INC
filed 2007-03-08
CIK 1104042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, $0.001 Par Value

Securities registered pursuant to Section 12(g) of the Act: NONE

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

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the close of business on June 30, 2006 was approximately $316,000,000. There were 44,262,283 shares of the Registrant’s common stock issued and outstanding as of January 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the Registrant’s definitive proxy statement (the “2007 Proxy Statement”) for the 2007 Annual Meeting of Stockholders to be filed on or before April 30, 2007.

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

This Annual Report on Form 10-K also contains statistical data that we obtained from industry publications and reports generated by Strategy Analytics, iSuppli Corporation, or iSuppli, and Global Insight Inc. These industry publications and reports generally indicate that the information contained therein was obtained from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. Although we believe that the publications and reports are reliable, we have not independently verified the data.

ii

PART I

ITEM 1. BUSINESS

Overview

We are a supplier of power management semiconductors for mobile consumer electronic devices, such as wireless handsets, notebook and tablet computers, smartphones, digital cameras and personal media players. We focus our design and marketing efforts on the application-specific power management needs of consumer, communications and computing applications in these rapidly-evolving devices. Through our Total Power Management approach, we offer a broad range of products that support multiple applications, features and services across a diverse set of mobile consumer electronic devices. We sell directly to original equipment manufacturers, or OEMs, including LG Electronics, Inc., Samsung Electronics Co., Ltd., Sagem SA, Pantech & Curitel Communications, Inc., Motorola, Inc. and Sony Ericsson. We sell through distributors and original design manufacturers, or ODMs, to other system designers, including Hewlett-Packard Company, Dell Inc., Lenovo Group Ltd., Quanta Computers Inc., HTC Corporation and Compal Electronics, Inc.

Industry Background

Mobile Consumer Electronic Devices

The market for mobile consumer electronic devices, such as wireless handsets, notebook and tablet computers, smartphones, digital cameras and personal media players, is large and growing rapidly as functionality increases and prices decrease. As an example, wireless handsets, which can incorporate multiple applications such as digital cameras, digital audio, polyphonic ring tones, text messaging, internet access and decorative lighting, are among the most widely adopted electronic devices today. According to Strategy Analytics, a market research firm, mobile phone sales have now passed the one billion level in 2006 (Strategy Analytics Press Release, January 25, 2007).

A diverse range of mobile consumer electronic devices is being manufactured in high volume, particularly in the Asia-Pacific region. This region offers competitive manufacturing costs and extensive product development resources. According to Global Insight, an economic research firm, the Asia-Pacific region is one of the fastest growing economic regions in the world, and we believe an increasing number of electronic products are being designed there especially for domestic consumption in People’s Republic of China (China), Republic of China (Taiwan), Japan and Republic of Korea (South Korea).

New services for mobile consumer electronic devices, such as digital music downloads, video downloads, video messaging, video streaming, Mobile TV, Global Positioning System-based personal navigation, and web-based gaming, are helping drive consumer demand for these devices worldwide. These new services are becoming more robust, affordable and accessible on wireless handsets, smartphones and other devices with connectivity to high-bandwidth, next-generation wireless networks such as HSPSD and HSDPA. Certain applications and features that facilitate use of these services, such as high-quality color displays and high-capacity memory for photos, music, video including TV content, games and other content, have already become broadly accepted and, we believe, expected by many consumers. In response to these market dynamics, manufacturers of mobile consumer electronic devices and service providers marketing these devices are incorporating an increasing number of applications, features and services.

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

Power Management Semiconductor Design and Fabrication

Power management semiconductors are designed primarily as analog circuits to support a wide and continuous range of input and output voltages and currents. In mobile consumer electronic devices, the voltage and current of the battery or other power source, or input, may vary significantly, but the output of a power management semiconductor must be regulated to specific levels. Power management semiconductors in these devices generally operate at varying input voltages in the range of three to six volts and in some circumstances as high as forty volts. Other applications may operate with input voltages as low as one volt. Output voltages, however, must be regulated in narrower ranges. For example, light emitting diodes, or LEDs, typically require three to four volts and a power management semiconductor called a charge pump may be required to provide adequate power as the battery voltage declines over time. In contrast, digital semiconductors including logic, digital signal processors, memory, image processors, baseband processors and microprocessors typically operate at three volts or less.

Several different process technologies are available for designing and fabricating analog and digital ICs. Of these, complementary metal-oxide-semiconductor, or CMOS, is the most widely used process technology, especially for purely digital ICs. CMOS processes are described in terms of feature size, or geometry, and are measured in microns. One micron equals one millionth of a meter. The most advanced process technologies achieve feature sizes of 0.18 micron, 0.13 micron and smaller. However, small feature size circuits can become damaged when exposed to high voltages and therefore power management semiconductors are typically fabricated using larger feature sizes. For this reason, older wafer fabs, having feature sizes of 0.5 micron and 0.8 microns or greater, have traditionally sufficed in fabricating power management ICs, while the most advanced, and most expensive wafer fabs are used for digital ICs and non-power management analog ICs.

During the late 1990s, many formerly state-of-the-art wafer fabs designed to produce dynamic random access memory, or DRAM, at the 0.5 micron and 0.35 micron feature size began to be replaced by newer wafer fabs capable of even smaller feature sizes. These older DRAM wafer fabs, which are generally fully depreciated, have become available on a specialty foundry basis.

Advanced analog CMOS comprises half-micron CMOS similar to its digital counterpart, but is tailored and characterized for implementing up to five-volt analog circuits with higher performance and smaller die size than previously available in larger-geometry analog CMOS processes. We believe that there are only a limited number of wafer fabs with advanced analog CMOS process technology that are already characterized and ready for high-volume manufacturing. In addition, significant expertise is required to design analog circuits in advanced analog CMOS.

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

We currently offer an extensive portfolio of over 530 power management products comprising Power Management ASSPs and selected general-purpose Analog ICs in single-chip packages and multi-chip packages. Our first PowerSOC products are under development. Critical elements in power management and our approach to address them include:

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

Our approach: We integrate functions from our general purpose analog ICs into our Power Management ASSPs and, in the future, our PowerSOCs. Our experienced analog semiconductor engineering team designs our products to be characterized by high functional integration, small size, high efficiency, robust features, low cost, ease of use and system integration. Our application and market-focused engineering approach has enabled us to develop a number of innovations and proprietary technologies that are of particular benefit for mobile consumer electronic device power management. One example of our innovative design approach is our proprietary simple-serial-control interface, or S2Cwire and AS2Cwire, which allows system designers to enable real-time user control of various features such as LED backlight dimming, adjustable battery charging and programmable-output voltage regulators.

•

Combining advanced analog CMOS with small packages: As mobile consumer electronic devices support more applications, features and services with limited space and limited battery capacity, it is becoming increasingly important to offer smaller, higher-efficiency power management semiconductors, assembled in area-efficient packages, and requiring fewer components to use.

Our approach: To provide smaller products with higher integration and efficiency, we have implemented an outsourced fabrication model to manufacture our products at half-micron geometries and below. Specifically, we contract with specialty foundries that have former DRAM fabs employing advanced analog CMOS process technology. We have spent significant time and engineering resources collaborating with our suppliers to simulate, characterize, and, as necessary, adapt these processes to enable us to design and develop our advanced analog CMOS products for higher performance and smaller die size. We also capture the operational and financial benefits of the fabless model, including reduced manufacturing personnel, capital expenditures, fixed assets and fixed costs. We use and develop area-efficient and multi-chip packages to meet more complex power management needs in a smaller footprint.

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

Our approach: To address multi-voltage, high-voltage and PowerSOC power management products, we invented and patented a new process which we call ModularBCD. This process is designed especially for fabrication in former DRAM fabs 0.35 microns and smaller and is capable of integrating CMOS and bipolar circuits with different voltages, electrically isolated from one another. ModularBCD supports device operation up to thirty volts. We currently have 20 new products in development that use the ModularBCD process. The first 3 products launched in 2006 are 5-volt products, such as a charger for Bluetooth™ headsets now in high volume mass production.

Products

We introduce products to address new market opportunities and to continue to improve the functional integration, size, efficiency, features, cost, ease of use and system integration of our solutions. We have developed a comprehensive product portfolio. Our goal is to provide our customers with proprietary, high-performance products, but have also developed a number of relatively basic products in order to provide a more complete power management solution for our customers. While we operate in one reportable segment, our product portfolio includes four principal product lines:

•	Voltage regulation and DC/DC converter products encompass switching regulators, linear regulators, or charge pumps used for regulating DC voltages.

•	Battery management products address the charging, sequencing, and protection of batteries.

•

Display and lighting products include LED drivers for display backlighting, fashion lighting, OLED supplies, camera flash and movie mode lighting typically using either a boost converter or charge pump.

•	Interface and power management products include power saving load switches, port protection, sequencing, and other power management and protection functions.

Examples of products we have sold, currently sell or are developing in each of our product lines include:

AnalogicTech Products

Product Family	Description	Representative Applications
Voltage Regulation and DC/DC Conversion

PowerLinear	MicroPower low-dropout (LDO) linear regulators	• Baseband, and RF supplies in handsets & handheld devices • Low noise supplies in cable & DSL modems, notebook and tablet PCs

	NanoPower low-dropout (LDO) linear regulators	• Memory, clocks, logic in notebooks, handsets, handheld devices, watches and games

ChargePump	Low-noise small-footprint inductorless DC-to-DC converters and drivers	• USB On-The-Go (OTG) self-powered interface for handheld devices, handsets, calculators and POS terminals

SwitchReg	High-frequency DC-to-DC switching regulators	• Small footprint voltage regulation for handsets & handheld devices • High-current voltage regulation for peripherals, modems, set top boxes and computers

SystemPower	Multi-channel system solutions	• DSP, baseband and microprocessor core and I/O power for handsets and handheld devices • Monolithic power management unit (PMU) for digital still cameras

Battery Management

BatteryManager	Linear & switching battery chargers and battery condition monitoring	• Single-cell Lithium-Ion battery chargers for handsets and handheld devices (MP3, DSC, PDA) • Over-voltage protected charger • 4-cell LiIon charger for notebook and tablet PCs and tablet TVs

SmartSwitch	Protection against short circuit and wrong charger	• Dedicated over-voltage protection (OVP) • Current limiting

Product Family	Description	Representative Applications
Display and Lighting Solutions

ChargePump	Low-noise small-footprint inductorless DC-to-DC converters and drivers

•      White LED backlighting for color LCD displays in handheld devices, handsets, and display modules

•      Camera flash with movie-lighting for camera and smart phones

•      RGB decorative lighting and caller ID features

•      RGB music lighting for digital audio & media players

•      RGB color keypad backlight

SwitchReg	High-frequency DC-to-DC switching regulators

•      High output voltage boost converters for white LED backlight displays including driving multiple series-parallel connected LEDs in large-format LCDs

•      High output voltage boost converters for powering organic LED displays including both passive-matrix (PM-OLED) and active-matrix (AM-OLED) types

Interface and Power Management

SmartSwitch	Self-protecting current-limiting switch

•      USB port protection for notebook and tablet PCs, mobile phones, games, desktops, servers and USB hubs

•      Hot plugging protection of PC boards & modules

•      Safe hot plugging of PCMCIA Cards, Express Cards and compact-flash (CF) cards

	Slow-turn-on power saving load switch	• Intelligent power switch of RF power amp in handsets and handheld communicators • Power saving switch in DSCs, PDAs, MP3s and other handheld devices

FastSwitch	High-speed single and push-pull switches with input buffer

•      Power output of high frequency switching regulators in handsets and handheld devices

•      High-speed buffer for driving discrete power MOSFETs in power supply modules

•      Half-bridge driver for small motor driving

Product Family	Description	Representative Applications

LoadSwitch	Low-resistance P-channel power MOSFET switches	• P-ch single and dual power saving load switches for handsets and handheld devices (20V)

PowerManager	Voltage detectors, timers and microprocessor reset ICs	• Reset, timing, and power-up sequencing of set top boxes, DVD, hard drives and peripherals

Customers, Sales and Marketing

We work directly with system designers to create demand for our products by providing them with application-specific product information for their system design, engineering and procurement groups. Our FAEs actively engage these groups during their design processes to introduce them to our products and the target applications our products address. We endeavor to design products that will meet anticipated, increasingly complex and specific design requirements, but which will also support widespread demand for these products and future products derived from these products. We typically undertake a four to eight month development process with system designers. If successful, this process culminates in a system designer deciding to use our product in their system, which we refer to as a design win. Volume production of products that use our ICs generally takes an additional three to six months after an initial design win confirmation. Once our products are accepted and designed into an application, the system designer is likely to continue to use the same power architecture and derivative products in a number of their models, which tends to extend our product lifecycles. We sell directly to original equipment manufacturers, or OEMs, including LG Electronics, Inc., Samsung Electronics Co., Ltd., Sagem SA, Pantech & Curitel Communications, Inc., Motorola, Inc. and Sony Ericsson. We sell through distributors and original design manufacturers, or ODMs, to other system designers, including Hewlett-Packard Company, Dell Inc., Lenovo Group Ltd., Quanta Computers Inc., HTC Corporation and Compal Electronics, Inc.

We sell our products through our direct sales and applications support organization to original equipment manufacturers, original design manufacturers and contract electronics manufacturers, as well as through arrangements with distributors that fulfill third-party orders for our products. Many of our current distributors also serve as sales representatives procuring orders for us to fill directly. We receive a substantial portion of our revenues from a small number of customers. We received an aggregate of approximately 80% of our revenues from our ten largest customers in 2006 and 2005. Our largest direct customer in 2006 and 2005 was LG, which accounted for 28% and 37% of our revenues for 2006 and 2005, respectively. In addition, one distributor accounted for 11% of our revenues in 2005. No single distributor accounted for more than 10% of our revenues in 2006 and no single ODM or contract electronics manufacturer accounted for more than 10% of our revenues in 2006 and 2005. End users of our products purchasing from us directly accounted for 56% and 50% of our revenues in 2006 and 2005, respectively, while distributors, original design manufacturers and contract electronics manufacturers accounted for 44% and 50% of our revenues in 2006 and 2005, respectively.

Our technical global sales and field applications force is organized in regional teams, each with a minimum core of three people including one country manager, one customer service representative and at least one FAE. As we have grown, we have continued to add more FAEs. We have added additional customer service personnel in regions where we ship directly to an OEM, particularly in South Korea. In addition to creating the initial demand for our products, each regional team is responsible for increasing demand from distributors, original design manufacturers, contract manufacturers and end users. As of December 31, 2006, we had a total of 70 sales and marketing personnel worldwide.

We operate sales offices in: Seoul, South Korea; Taipei, Taiwan; Tokyo, Japan; Shanghai, China; Shenzhen, China; Beijing, China; Hong Kong, Special Administrative Region of the People’s Republic of China (Hong Kong); Sunnyvale, California; Raleigh, North Carolina; Stockholm, Sweden; London, England; and Paris,

France. Sunnyvale is both our corporate and North American sales headquarters, Shanghai is our sales headquarters for China, and Stockholm is our sales headquarters for Europe, the Middle East and Africa. We use this network of offices and staff, with the support of distributors and representatives, to stay close to system designers and our other customers and remain current on the newest global technology developments through the sharing of customer visit reports. See Note 10 to the Consolidated Financial Statements for our revenues and long-lived assets by geographic regions.

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

We have completed transitioning certain of our logistics, order entry, purchasing and billing functions to our new office in Macau, Special Administrative Region of the People’s Republic of China (Macau).

Research and Development

We focus our research and development efforts on design, process technology and packaging innovation. We have assembled a team of highly skilled engineers who have strong design expertise in analog, mixed-signal and power applications. Our staff’s core competencies include high-frequency conversion, low-noise operation, light-load efficiency, low-noise switching, protection, precision parameter matching, fast current limiting, battery charging and analog functionality with extremely low quiescent currents. Through our acquisition on October 31, 2006 of Analog Power Semiconductor Corporation (“AP Semi”), we have expanded our engineering team and established a fully-staffed Shanghai design center to provide local support in key markets in China, Japan and Taiwan. Our marketing, central applications engineering, global sales and field applications engineering force works with our customers’ system design, engineering and procurement groups to identify future product needs. Our new product design and development efforts are directed primarily by this product definition process. Through these efforts, we seek to introduce new products to address new market opportunities, to continue to reduce our design and manufacturing cost and to continue to improve the cost effectiveness, size and performance of our solutions.

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

•	Lithium-ion battery charger plus high frequency switching regulator plus LDO linear regulator;

•	White LED backlight driver and camera flash driver with dual LDO linear regulators;

•	White LED backlight driver with camera flash driver;

•	White LED backlight driver with dual LDO linear regulators;

•	Microprocessor reset with LDO linear regulator;

•	High frequency switching regulator with LDO linear regulator;

•	Dual LDO linear regulators;

•	Dual switching regulators; and

•	Charger IC with power TrenchDMOS.

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

To date, we have developed two new wafer fabrication processes, ModularBCD, an advanced analog integrated circuit process, and TrenchDMOS, an advanced discrete power MOSFET process. Neither of these processes is currently used to manufacture a meaningful portion of our products. Late in the fourth quarter of 2005, we began sampling our first ModularBCD products. We believe that ModularBCD will be strategically important to our future competitiveness as a supplier of PowerSOCs. We believe that TrenchDMOS is less strategic to our business than ModularBCD, but it helps us support a Total Power Management product offering to our customers when a totally integrated solution is not technically feasible or cost effective. Being able to offer both solutions gives us an advantage over our competitors that do not have this capability. In the second half of 2006, we launched our first products combining integrated circuit control and TrenchDMOS power devices in a single package. To date, we have released a total of 3 products and have sampled an additional 3 products using this combination. TrenchDMOS is also the first process to be offered as part of our “Foundry Direct” strategy, where we license manufacturers to use our process for applications outside of our target market at our partners’ fab. During the second half of 2006, we engaged with our first licensee.

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

In 2006, 2005 and 2004, we spent $23.8 million, $19.5 million and $14.3 million, respectively, on research and development efforts. We anticipate that we will continue to invest significant amounts in research and development activities to develop new products and processes. As a result, we expect research and development expenses to increase in absolute dollars in future periods.

Intellectual Property

We rely on our patents, trade secret laws, contractual provisions, licenses, copyrights, trademarks and other proprietary rights to protect our intellectual property. We have approximately 50 patents issued or allowed in the United States or foreign countries and a larger number of pending applications. We cannot guarantee that our pending patent applications will be approved, that any issued patents will protect our intellectual property or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. We focus our patent efforts in the United States, and, when justified by cost and strategic importance, we file corresponding foreign patent applications in such jurisdictions as Europe, South Korea, China, Taiwan and Japan. Our patent strategy is designed to provide a balance between the need for coverage in our strategic markets and the need to maintain costs at a reasonable level.

Unauthorized parties may attempt to copy aspects of our products or obtain and use information that we consider proprietary. Competitors may also recruit our employees who have access to our proprietary technologies. We cannot assure that the measures we have implemented to prevent misappropriation or infringement of our intellectual property will be successful.

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

To our knowledge, no single competitor sells a product line matching one-to-one with our product portfolio and applications focus. We consider our primary competitors to be Maxim Integrated Products, Linear Technology, National Semiconductor, Semtech and Texas Instruments. We expect continued competition from existing suppliers as well as from new entrants into the power management semiconductor market. Our ability to compete depends on a number of factors, including:

•	our success in identifying new and emerging markets, applications and technologies, and developing power management solutions for these markets;

•	our products’ performance and cost effectiveness relative to that of our competitors’ products;

•	our ability to deliver products in large volume on a timely basis at a competitive price;

•	our success in utilizing new and proprietary technologies to offer products and features previously not available in the marketplace;

•	our ability to recruit and retain engineering staff; and

•	our ability to protect our intellectual property.

We cannot assure that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market.

Employees

As of December 31, 2006, we had 252 employees located in the United States, China, Europe, Japan, South Korea, Taiwan and Macau. Of this total, there were 85 employees in engineering, research and development, 70 in sales and marketing and 97 in operations, general and administration, quality assurance, information technology and facilities. We consider our employee relations to be good.

Executive Officers

The following table sets forth certain information about our executive officers and directors:

Name	Age	Position
Richard K. Williams	48	President, Chief Executive Officer, Chief Technical Officer and Director

Parviz Ghaffaripour	43	Executive Vice President and Chief Operating Officer

Brian R. McDonald	50	Chief Financial Officer, Vice President of Worldwide Finance and Secretary

Dr. Jun-Wei Chen	56	Vice President of Technology

Kevin P. D’Angelo	47	Vice President of Design

Allen K. Lam	43	Vice President of Worldwide Operations

Richard K. Williams, one of our founders, has served as our President and Chief Executive Officer since April 2000 and also as our Chief Technical Officer and a director since September 1998. From September 1998 to April 2000, Mr. Williams previously served as our Vice President of Engineering and Product Strategy. Prior to joining us, Mr. Williams served at Siliconix incorporated from September 1980 to September 1998, most recently as Senior Director of Device Concept & Design. Mr. Williams holds more than 200 U.S. patents in device, process, package, circuit, system and application methods and apparatus, and has written over 100 published articles and invited papers. Mr. Williams is a member of the Institute of Electrical and Electronic Engineers. Mr. Williams received an M.S. in Electrical Engineering from Santa Clara University and a B.S., with honors, in Electrical Engineering (specializing in semiconductor device physics and fabrication) from the University of Illinois at Urbana-Champaign.

Parviz Ghaffaripour has served as our Executive Vice President and Chief Operating Officer since February 2007. Prior to this appointment, Mr. Ghaffaripour served as the Chief Executive Officer and founder of Aspired Integrated Circuits, a private analog semiconductor company, from June 2006 to February 2007. Prior to that, Mr. Ghaffaripour was with Maxim Integrated Products, Inc., a publicly traded semiconductor company, from March 1999 to April 2006, most recently as a Vice President responsible for the System Sensing and Interconnect Products Business Unit. Mr. Ghaffaripour previously was with National Semiconductor Corporation, a publicly traded semiconductor company, from 1990 to 1999 where he held various technical and management positions, most recently as the Product Line Director for the Audio Business Unit. Mr. Ghaffaripour received executive degrees in Business Administration from Stanford University and the University of Western Ontario, a M.S. in Electrical Engineering from Santa Clara University and a B.S. in Electrical Engineering from the University of California, Berkeley.

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

Kevin P. D’Angelo, one of our founders, has served as our Vice President of Engineering since January 2001. Mr. D’Angelo is responsible for IC design in the United States. Mr. D’Angelo previously served as our Senior Director from June 2000 to January 2001 and as our Senior Manager from January 1999 to June 2000. Prior to joining us, Mr. D’Angelo served as Senior Staff Engineer at Impala Linear Corporation from March 1997 to January 1999. From December 1993 to March 1997, he served as Senior Staff Engineer at Siliconix-TEMIC. Prior to that, he served as IC Design Manager at Dallas Semiconductor Corporation from October 1990 to December 1993, as Senior Engineer in the digital signal processing group at Motorola, Inc. from August 1986 to October 1990 and as Design Engineer at M/A-Com Linkabit from June 1983 to August 1986. Mr. D’Angelo received the 2002 Marconi award for excellence in science and technology, and he holds eight U.S. patents. Mr. D’Angelo received a B.S. in Electrical Engineering from the University of California, San Diego.

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

Corporate Information

We were incorporated in California in August 1997 and reincorporated in Delaware in April 2005. Our principal executive offices are located at 830 East Arques Avenue, Sunnyvale, California 94085, and our telephone number is (408) 737-4600. Our web site address is www.analogictech.com. Unless the context requires otherwise, references in this Form 10-K to “AnalogicTech,” “we,” “us” and “our” refer to Advanced Analogic Technologies Incorporated and its wholly-owned subsidiaries on a consolidated basis. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other SEC filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

AnalogicTech and the AnalogicTech logo are trademarks of Advanced Analogic Technologies Incorporated. This annual report on Form 10-K also includes other trademarks of Advanced Analogic Technologies Incorporated and trademarks of other persons.

ITEM 1A. RISK FACTORS

Risks Related To Our Business

Our customers may cancel their orders, change production quantities or delay production, and if we fail to forecast demand for our products accurately, we may incur product shortages, delays in product shipments or excess or insufficient product inventory.

We generally do not obtain firm, long-term purchase commitments from our customers. Because production lead times often exceed the amount of time required to fulfill orders, we often must build in advance of orders, relying on an imperfect demand forecast to project volumes and product mix. Our demand forecast accuracy can be adversely affected by a number of factors, including inaccurate forecasting by our customers, changes in market conditions, new part introductions by our competitors that lead to our loss of previous design wins, adverse changes in our product order mix and demand for our customers’ products or models. China, in particular, is an emerging market where forecasting by our distributors is not accurate, and there can be rapid changes in the distribution system and market conditions. Even after an order is received, our customers may cancel these orders or request a decrease in production quantities. Any such cancellation or decrease subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls and excess or obsolete inventory which we may be unable to sell to other customers. Alternatively, if we are unable to project customer requirements accurately, we may not build enough products, which could lead to delays in product shipments and lost sales opportunities in the near term, as well as force our customers to identify alternative sources, which could affect our ongoing relationships with these customers. We have in the past had customers dramatically increase their requested production quantities with little or no advance notice and after they had submitted their original order. We have on occasion been unable to fulfill these revised orders within the time period requested. Either underestimating or overestimating demand would lead to excess, obsolete or insufficient inventory, which could harm our operating results, cash flow and financial condition, as well as our relationships with our customers. For example, we recorded inventory write-downs of $3.3 million, $3.3 million, and $1.9 million in the fiscal years ended 2006, 2005 and 2004, respectively.

We receive a substantial portion of our revenues from a small number of customers, and the loss of, or a significant reduction in, orders from those customers or our other largest customers would adversely affect our operations and financial condition.

We receive a substantial portion of our revenues from two of our customers, LG Electronics Inc. of South Korea and Samsung of South Korea. We received an aggregate of approximately 28% of our revenues from LG for fiscal year 2006 and 37% of our revenues from LG in fiscal year 2005. We anticipate that we will continue to be dependent on LG for a significant portion of our revenues in the immediate future; however, we do not have long-term contractual purchase commitments from LG, and we cannot assure you that LG will continue to be our customer. Our combined sales to Samsung and its contract manufactures represented approximately 20% of our revenues for the year ended December 31, 2006, which included direct sales to Samsung totaling 11% for the year ended December 31, 2006. We do not have long-term contractual purchase commitments from Samsung, and we cannot assure you that Samsung will continue to be our customer.

We received an aggregate of approximately 80% of our revenues from our ten largest customers for 2006. Any action by LG or any of our other largest customers that affects our orders, product pricing or vendor status could significantly reduce our revenues and harm our financial results. For example, in the fourth quarter of 2004, we experienced a 33% sequential quarterly decline in revenues from LG as a result of LG’s prior increase in inventory of our products in the third quarter in anticipation of the peak fourth-quarter buying season for the wireless handsets in which our products are primarily used by LG. In the future, our sales to LG or our other large customers will continue to be susceptible to this type of quarterly fluctuation as our customers manage their inventories, principally for seasonal variations. In particular, our customers’ increase in inventory of our products in advance of this peak buying season for wireless handsets often leads to sequentially lower sales of our products in the first calendar quarter and, potentially, late in the fourth calendar quarter. In addition, while in the past the principal LG divisions that purchase our products have been separately responsible for purchasing, inventory and other supply chain logistics, these functions of these divisions underwent a consolidation in 2005. This consolidation has reduced our ability to forecast orders from LG because we no longer receive orders directly from the LG divisions using our products. In addition, we are required to supply inventory to a centralized location based on a forecast provided by LG for the ensuing 30 days on a consolidated basis, which requires us to incur the cost of producing materials in advance of receiving a purchase commitment from LG. If LG does not purchase the inventory that was forecasted, we will be required to find alternative customers for the inventory and we may be unsuccessful in doing so at acceptable prices or at all, which would require us to write down or write off the inventory supplied by us to LG’s centralized location. LG implemented this consolidation and hub structure in 2005. We therefore have limited experience in understanding and forecasting LG’s ordering patterns under this structure. Because our largest customers account for such a significant part of our business, the loss of, or a decline in sales to, any of our major customers would negatively impact our business.

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

Due to defects and failures that may occur, our products may not meet specifications, which may cause customers to return or stop buying our products and may expose us to product liability claims.

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

We obtain a portion of our revenues through sales to distributors located outside of North America who act as our fulfillment representatives. Sales to distributors accounted for 39% and 42% of our revenues for the fiscal years 2006 and 2005, respectively. In the normal course of their operation as fulfillment representatives, these distributors typically perform functions such as order scheduling, shipment coordination, inventory stocking, payment and collections and, when applicable, currency exchange between purchasers of our products and these distributors. Our distributors’ compensation for these functions is reflected in the price of the products we sell to these distributors. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. If these distributors are unable to pay us in a timely manner or if we anticipate that they will not pay us, we may elect to withhold future shipments, which could adversely affect our operating results. For example, during the fourth quarter of 2004, a number of our distributors in China delayed payments to us, generally due to an unanticipated regional increase in restrictions on credit. As a result of these liquidity concerns, we limited our sales to these distributors, which adversely affected our revenues and operating results in the fourth quarter of 2004. If one of our distributors experiences severe financial difficulties, becomes insolvent or declares bankruptcy, we could lose product inventory held by that distributor and we could be required to write off the value of any receivables owed to us by that distributor. We could also be required to record bad debt expense in excess of our reserves. For example, in the first quarter of 2005, we noticed a slowing in the payment pattern of our largest distributor, EPCO Technology Co., Ltd. (“EPCO”), and it became apparent that EPCO had serious financial problems. As a result, we recorded a bad debt expense of $0.1 million in the fourth quarter of 2004. We have since ceased doing business with EPCO, from which we received approximately 7% of our revenues in 2004, and have engaged replacement distributors. In the future, we may not be successful in recognizing these indications or in finding replacement distributors in a timely manner, or at all, which could harm our operating results, cash flow and financial condition.

Our distributor arrangements often require us to accept product returns and to provide price protection and if we fail to properly estimate our product returns and price protection reserves, this may adversely impact our reported financial information

A substantial portion of our sales are made through third-party distribution arrangements, which include stock rotation rights that generally permit the return of up to 5% of the previous six months’ purchases. We generally accept these returns in the second and fourth quarter of each annual period. Our arrangements with our distributors typically also include price protection provisions if we reduce our list prices. We record estimated returns at the time of shipment, and we record reserves for price protection at the time we decide to reduce our list prices. In the future, we could receive returns or claims that are in excess of our estimates and reserves, which could harm our operating results.

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

We were incorporated in 1997, commenced operations in 1998 and generated only nominal revenues prior to 2001. We did not become profitable until 2003 and had a net loss in 2006. We therefore have only a short history from which to predict future revenues and an even shorter history of managing profitability. Our limited operating experience, a dynamic and rapidly evolving market in which we sell our products, our dependence on a limited number of customers, as well as numerous other factors beyond our control, impede our ability to forecast quarterly and annual revenues accurately. As a result, we could experience budgeting and cash flow management problems, unexpected fluctuations in our results of operations and other difficulties, any of which could make it difficult for us to maintain profitability and could increase the volatility of the market price of our common stock.

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

Substantially all of our customers and operations are located in Asia, which subjects us to additional risks, including regional economic influences, logistical complexity, political instability and currency fluctuations.

We conduct, and expect to continue to conduct, almost all of our business with companies that are located outside the United States. Based on ship-to locations, we derived approximately 98%, 99% and 99% of our revenues from customers outside of the United States in fiscal years 2006, 2005 and 2004, respectively. Approximately 94%, 96%, and 95% of our revenues came from customers in Asia, particularly South Korea, Taiwan, China and Japan, in fiscal years 2006, 2005 and 2004, respectively. A vast majority of our contract manufacturing operations are located in South Korea, Taiwan, Malaysia and China. In addition, we have a design center in Shanghai with 50 employees as of December 31, 2006. As a result of our international focus, we face several challenges, including:

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

We are also more susceptible to the regional economic impact of health crises. For example, we believe that our second quarter 2003 results of operations were significantly harmed by the Severe Acute Respiratory Syndrome, or SARS, epidemic experienced in Asia during that time, which reduced demand for our products by our customers in Asia. Because we anticipate that we will continue to rely heavily on foreign companies or U.S. companies operating in Asia for our future growth, the above risks and issues that we do not currently anticipate could adversely affect our ability to conduct business and our results of operations.

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

In February 2006, in a related action, Linear Technology petitioned the United States International Trade Commission (“USITC”) requesting that the USITC initiate an investigation to determine if certain of our products infringe certain patents owned by Linear Technology under Section 337 of the Tariff Act. The patents involved in this action are a subset of the patents involved in the lawsuit that we filed against Linear Technology. The accused products include charge pumps and switching regulators and are similar to the products involved in our lawsuit with Linear Technology. As with any litigated matter, we expect to incur expenses defending this action. If we are unsuccessful in this case, our business and our ability to compete in foreign markets could be harmed, and we could be enjoined from selling the accused products in the United States, either directly or indirectly, which could have a material adverse impact on our revenues, financial condition, results of operations and cash flows.

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements to protect our proprietary technologies and know-how. While we have approximately 50 patents issued or allowed in the United States or foreign countries and a larger number of pending applications, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be challenged or circumvented by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products.

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

We have experienced significant growth in a short period of time. Our revenues have increased from approximately $1.0 million in 2001 to $81.2 million in 2006. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

We have also grown from 110 employees on January 1, 2004 to 252 employees on December 31, 2006, with many located in regional and international offices. Our international growth may subject us to income and transaction taxes in the United States and in multiple foreign locations. Our future effective tax rates could be affected by changes in our U.S. and foreign tax estimates and liabilities, or changes in tax laws or the interpretation of such tax laws. If additional taxes are assessed against us, our operating results or financial condition could be materially affected.

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

We may choose to acquire companies, technologies, assets and personnel that are complementary to our business, including for the purpose of expanding our new product design capacity, introducing new design, market or application skills or enhancing and expanding our existing product lines. On October 31, 2006, we acquired Analog Power Semiconductor Corporation (“AP Semi”) and related assets and personnel, primarily located in Shanghai, China. Acquisitions involve numerous risks, including the following:

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

The requirement that we expense employee stock options has significantly reduced our net income and will continue to do so in future periods.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123(R) became effective for our quarter beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. As a result of adopting SFAS 123(R), we will now have additional stock compensation expense associated with grants after April 4, 2005, the date of our initial filing of our registration statement in connection with our initial public offering, based on the grant date fair value. The ultimate amount of future stock compensation expense will depend upon the number of grants, the estimated grant date fair value, which depends upon significant assumptions including stock volatility and estimated term, the assumed forfeiture rate and the requisite service period for future grants. This expense has had a significant impact on our fiscal year 2006. We have recorded approximately $6.1 million of stock based compensation expense under SFAS 123(R) for the year ended December 31, 2006 and recorded $2.3 million of stock based compensation expense under APB 25 for the year ended December 31, 2005. We believe that this will continue to have a significant impact on our future operating results.

We have incurred and will continue to incur increased costs as a result of being a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Global Market, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Because we have only recently become a public company and have a limited history with these types of expenses, we may not accurately estimate these expenses in our financial planning. In addition, our current and future financial results may be more difficult to compare to prior periods when we did not incur these types of expenses.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, our business could be harmed and our stock price could decline.

Effective internal controls are critical for us to provide reliable and accurate financial reports and prevent fraud. We have devoted significant resources in order to comply with the internal control over financial reporting requirements under the Sarbanes-Oxley Act of 2002. The Company had previously concluded that a material weakness in the Company’s internal control over financial reporting existed as of December 31, 2005, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. This material weakness related to the controls over the preparation and review of our income tax provision and related deferred tax accounts reported in 2005 has been remediated. The Company added a qualified and experienced tax manager in the Finance Department to ensure that it has sufficient skills and experience within the department to prepare its tax provision and tax related disclosures in accordance with GAAP.

Our compliance with the Sarbanes-Oxley Act of 2002 in the future will depend on the effectiveness of our financial reporting, integrity of the data, and effective controls across our operating subsidiaries. Part of our growth strategy has been, and may continue to be, growth through the acquisition of complementary businesses. We expect the controls over the mergers and acquisitions and integration processes to be complex and thus increase difficulty and costs in managing and enforcing the controls over the acquired businesses. Any failure to implement the required controls on the acquired businesses could cause it fail to meet our financial reporting requirements. Inferior internal controls could also cause investors to lose confidence in our reported financial information and could have a negative impact on the trading price of our stock. In addition, because the uncertainty of the recent SEC and Public Company Accounting Oversight Board proposal regarding Section 404, we cannot be certain that the controls we designed, implemented and maintained are effective to meet the new measures.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located in a leased facility in Sunnyvale, California, consisting of approximately 27,980 square feet of office space, under a three-year lease that expires in 2007. This facility accommodates our principal engineering, technology, administrative and finance activities.

In connection with our acquisition of AP Semi and related assets, we assumed a lease for a facility comprising 19,256 square feet of office space, expiring in 2007. This facility in Shanghai, China accommodates our secondary engineering activities. In addition, we assumed a lease for approximately 828 square feet of office space in Tokyo for engineering personnel.

Our manufacturing operations, planning, logistics and package engineering activities are located throughout Asia where we lease approximately 7,030 square feet of office space in Hong Kong under a four-year lease that expired in 2006; approximately 13,837 square feet of office space in Chupei, Taiwan, under a three-year lease that expires in 2007; and approximately 900 square feet of office space in Macau under a two-year lease that expires in 2007.

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

ITEM 3. LEGAL PROCEEDINGS

In May 2003, we received a letter from Linear Technology Corporation alleging that certain of our charge pump products infringed United States Patent No. 6,411,531 owned by Linear Technology. In August 2004, we received a letter from Linear Technology alleging that certain of our switching regulator products infringed United States Patent Nos. 5,481,178, 6,304,066 and 6,580,258. In response to these letters, we contacted Linear Technology to convey our good faith belief that we do not infringe the patents in question. Subsequently, we became aware of a marketing campaign conducted by Linear Technology in which they sought to disrupt our business relationships and sales by suggesting to our customers that our products infringe the same U.S. patents mentioned in their two letters to us. As a result, in February 2006, we initiated a lawsuit against Linear Technology for unfair business practices, interference with existing and prospective customers and trade libel, as well as a declaration of patent invalidity and non-infringement. This case is currently stayed pending the outcome of the United States International Trade Commission (“USITC”) investigation described in the following paragraph.

In March 2006, the USITC responded to a petition filed by Linear Technology by initiating an investigation to determine if certain of the our products infringe certain patents owned by Linear Technology pursuant to Section 337 of the Tariff Act. The patents involved in this action are a subset of the patents involved in the lawsuit that we filed against Linear Technology. The accused products include charge pumps and switching regulators and are similar to the products involved in our lawsuit with Linear Technology. We believe that none of our products infringe the Linear Technology patents in question. However, whether or not we prevail in this investigation, we expect to incur significant legal expenses. If we are unsuccessful in this case, our business and our ability to compete in foreign markets could be harmed, and we and our customers could be enjoined from importing the accused products into the United States, which could have a material adverse impact on our revenues, financial condition, results of operations and cash flows.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this item regarding equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our 2007 Proxy Statement and is incorporated herein by reference. For additional information on our stock incentive plans and activity, see Note 5 to our Consolidated Financial Statements included in Item 8 of this Report.

Market Price of Our Common Stock

Our common stock began trading on the Nasdaq Global Market on August 4, 2005 under the symbol “AATI.” The following table sets forth the quarterly information on the price range of our common stock based on the high and low sale prices for our common stock as reported by the Nasdaq Global Market for the periods indicated:

	High	Low
Year Ended December 31, 2005
Third Quarter (from August 4, 2005)	$13.90	$10.70
Fourth Quarter	$15.48	$9.70

Year Ending December 31, 2006
First Quarter	$15.75	$10.60
Second Quarter	$12.73	$9.51
Third Quarter	$10.48	$5.05
Fourth Quarter	$6.50	$4.90

As of February 28, 2007, there were approximately 153 record holders of our common stock.

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

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. You should read the following table in conjunction with the consolidated financials statements and related notes contained elsewhere in the report on Form 10-K. Operating results for any year are not necessarily indicative of results for any future periods.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data
NET SALES	$81,161	$68,298	$51,345	$26,478	$9,681
Cost of revenues (including stock-based compensation of $268, $112, $42, $0 and $0 in 2006, 2005, 2004, 2003 and 2002, respectively)	34,556	26,964	19,115	12,781	6,842

GROSS PROFIT	46,605	41,334	32,230	13,697	2,839

OPERATING EXPENSES:
Research and development (including stock-based compensation of $2,403, $784, $300, $0 and $0 in 2006, 2005, 2004, 2003 and 2002, respectively)	23,772	19,479	14,306	7,104	5,440
Sales, general and administrative (including stock-based compensation of $3,472, $1,493, $576, $0 and $27 in 2006, 2005, 2004, 2003 and 2002, respectively)	22,272	17,624	10,768	5,469	3,443
Patent litigation	8,536	27	473	22	—

Total operating expenses	54,580	37,130	25,547	12,595	8,883

INCOME (LOSS) FROM OPERATIONS	(7,975)	4,204	6,683	1,102	(6,044)
INTEREST AND INVESTMENT INCOME (EXPENSES):
Interest and investment income	5,823	2,058	157	24	52
Interest and other expense	(72)	(121)	(43)	(203)	(43)

Total interest and investment income (expense), net	5,751	1,937	114	(179)	9

INCOME (LOSS) BEFORE INCOME TAXES	(2,224)	6,141	6,797	923	(6,035)
PROVISION (BENEFIT) FOR INCOME TAXES	(142)	4,056	(8,381)	50	36

NET INCOME (LOSS)	$(2,082)	$2,085	$15,178	$873	$(6,071)

NET INCOME (LOSS) PER SHARE:
Basic	$(0.05)	$0.10	$3.43	$0.35	$(2.63)
Diluted	$(0.05)	$0.05	$0.46	$0.04	$(2.63)
WEIGHTED AVERAGE SHARES USED IN NET INCOME (LOSS) PER SHARE CALCULATION:
Basic	43,477	21,025	4,420	2,505	2,309
Diluted	43,477	40,147	33,214	22,248	2,309
Cash dividend declared per common share	—	—	—	—	—

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$58,121	$124,377	$21,705	$14,262	$1,912
Working capital	115,914	135,973	34,792	18,269	1,652
Total assets	161,198	151,323	44,989	24,458	7,962
Total stockholders’ equity	145,937	140,402	38,953	19,690	3,097

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a supplier of power management semiconductors for mobile consumer electronic devices, such as wireless handsets, notebook and tablet computers, smartphones, digital cameras and personal media players. We focus our design and marketing efforts on the application-specific power management needs of consumer, communications and computing applications in these rapidly-evolving devices. We currently offer a portfolio of over 530 power management products comprising Power Management application-specific standard products, or ASSPs, and selected general-purpose analog integrated circuits, or ICs, in single-chip and multi-chip packages. We sell directly to original equipment manufacturers, or OEMs, including LG Electronics, Inc., Samsung Electronics Co., Ltd., Sagem SA, Pantech & Curitel Communications, Inc., Motorola, Inc. and Sony Ericsson. We sell through distributors and original design manufacturers, or ODMs, to other system designers, including Hewlett-Packard Company, Dell Inc., Lenovo Group Ltd., Quanta Computers Inc., HTC Corporation and Compal Electronics, Inc.

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

As a result of the length of our development and sales cycle, our revenues for any period generally are weighted toward products introduced for sale in the prior one to two years. For example, in 2006, we generated a majority of our revenues from products introduced in 2005 and 2004. Accordingly, we expect that the majority of our revenues in 2007 and 2008 may be dependent on products that we have only recently developed or that we may not yet have developed or introduced. In this regard, our present revenues are not necessarily representative of future sales because our future sales are likely to be comprised of a different mix of products.

We sell our products through our direct sales and applications support organization to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, and contract electronics manufacturers, as well as through arrangements with distributors that fulfill third-party orders for our products. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. We receive a substantial portion of our revenues from a small number of customers. We received an aggregate of approximately 80% of our revenues from our ten largest customers in each of the years ended December 31, 2006 and 2005. Our largest direct customer is LG Electronics Inc., or LG, which accounted for 28% and 37% of our revenues for years ended December 31, 2006 and 2005, respectively.

It is difficult for us to forecast the demand for our products, in part because of the highly complex supply chain between us and the consumer end users of the mobile consumer electronic devices that incorporate our products. We believe that our customer’s buying patterns are more predictable over a six-month period versus a three-month period, as a result, our forecasting of quarterly results are more difficult than our half-year outlook. Additionally, our design wins are usually based on a half-yearly cycle, especially for the handset market. Consumer demand for new features changes rapidly. Parties such as wireless service providers directly respond to and influence these consumer preferences through device selection and orders to the OEMs for these devices. Distributors, ODMs and contract electronics manufacturers often add an additional layer of complexity between us and consumer end users. As a result, we must forecast demand not only from our customers, but also from other participants in this multi-level distribution channel. Our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our relationship with these customers. Conversely, our failure to forecast declining demand or shifts in product mix can result in excess or obsolete inventory. For example, in 2004, we recorded an inventory write-down of $1.9 million because our forecast of demand in early 2004 proved to be optimistic and a significant portion of these newly manufactured products ended up with no forecasted demand in the second half of 2004. For the years ended December 31, 2006 and 2005, we recorded inventory write-downs of $3.3 million in both years. In addition, if we do not incorporate the partially fabricated wafers held for us by our suppliers into our products in a timely fashion, we may still become obligated to purchase these materials, which may reduce our gross margins.

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

We derive substantially all of our revenues from sales to foreign customers, particularly in Asia. For the year ended December 31, 2006, approximately 94% of our revenues were from sales in Asia, including approximately 56% in South Korea, 20% in Taiwan, 17% in China and 1% in Japan. For the year ended December 31, 2005, approximately 96% of our revenues were from sales in Asia, including approximately 58%

in South Korea, 21% in Taiwan, 15% in China and 2% in Japan. For the year ended December 31, 2004, approximately 95% of our revenues were from sales in Asia, including approximately 62% in South Korea, 17% in Taiwan, 15% in China and 1% in Japan. We believe that a substantial majority of our revenues will continue to come from customers located in Asia, where most of the mobile consumer electronic devices that use our ICs are manufactured. As a result of this regional customer concentration, we have been and expect to continue to be particularly subject to economic and political events, health crises and other developments that impact our customers in Asia. For example, our sales in late 2004 were harmed by the Chinese government reducing the availability of credit to domestic businesses. China, in particular, is an emerging market where forecasting by our distributors is not accurate, and there can be rapid changes in the distribution system and market conditions. In order to limit our exposure to bad debt and late payment from distributors, we constrained sales to these customers by declining to fulfill orders, which reduced our revenues for this period. We continue to closely monitor payments owed to us by our customers who may continue to be affected by this reduced availability of credit in China. All of our sales and substantially all of our cost of revenues are denominated in U.S. dollars. In addition, a majority of our operating expenses are incurred either in the United States or in countries with currencies that are tied to the U.S. dollar, such as China and Hong Kong. Accordingly, we believe that our overall exposure to foreign exchange risk is low.

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

For the fiscal year ended December 31, 2006, our revenues increased as compared to fiscal 2005, on increased sales volume from Samsung, one of our largest customers, and overall broad-based sales growth. Our margins for the year were 57%, which decreased by 4% over the prior year, primarily due to increased sales price rebates, unfavorable product mix attributable to increased product complexity and changes in product specifications, increase in warranty experience rates, and were offset in part by product sales for which the inventory had been previously written off and improved economies of scale. Our operating expenses increased due to a greater impact of stock based compensation from litigation expenses, adoption of SFAS 123(R), higher compensation related expenses and expenses associated with being a public company. We expect that our headcount will continue to increase during fiscal 2007.

Recent Acquisition

On October 31, 2006, we acquired AP Semi, a wholly-owned subsidiary of IPCore Technologies Corporation (“IPCore”). AP Semi is a developer of analog power management integrated circuit products, whose technology we believe complements our ongoing product design and development activities targeted at portable consumer electronic devices. We acquired AP Semi for a total consideration of $22.8 million where $20.8 million of the purchase consideration was settled in cash and $1.3 million was incurred by us in transaction fees, including legal, valuation and accounting fees. The remaining amount of $700,000 is held in escrow and is payable to the employees contingent upon the employees fulfilling a one year service period from the date of the transfer. This amount is disclosed as restricted cash on our Consolidated Balance Sheet and is being accounted for as a compensation expense. The purchase consideration of approximately $22.1 million was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date. The results of operations of AP Semi were included in our Consolidated Statement of Operations from November 1, 2006. Please refer to Note 4 to the Consolidated Financial Statements for further details.

Results of Operations

The following table sets forth our unaudited historical operating results, as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2006	2005	2004
NET SALES	100.0%	100.0%	100.0%
Cost of revenues	42.6	39.5	37.2

GROSS PROFIT	57.4	60.5	62.8
OPERATING EXPENSES:
Research and development	29.3	28.5	27.8
Sales, general and administrative	27.4	25.8	21.0
Patent litigation	10.5	—	0.9

Total operating expenses	67.2	54.3	49.7

INCOME (LOSS) FROM OPERATIONS	(9.8)	6.2	13.1
INTEREST AND INVESTMENT INCOME (EXPENSE):
Interest and investment income	7.2	3.0	0.3
Interest and other expense	(0.1)	(0.2)	(0.1)

Total interest and investment income (expense), net	7.1	2.8	0.2

INCOME (LOSS) BEFORE INCOME TAXES	(2.7)	9.0	13.3
PROVISION (BENEFIT) FOR INCOME TAXES	(0.1)	5.9	(16.3)

NET INCOME (LOSS)	(2.6)%	3.1%	29.6%

Comparison of the Periods Ended December 31, 2006, 2005 and 2004

Revenues

The following table illustrates our revenues by our principal product families:

	Years Ended December 31,
	2006		2005		2004
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
	(dollar amounts in thousands)
Display and Lighting Solutions	$45,121	56%	$35,755	52%	$23,321	45%
Interface and Power Management	17,710	22	18,835	28	15,281	30
Voltage Regulation and DC/DC Conversion	17,571	21	13,438	20	12,297	24
Battery Management	759	1	270	—	446	1

Total	$81,161	100%	$68,298	100%	$51,345	100%

Our revenues consist of sales of our power management semiconductor products, net of sales discounts, sales returns and distributor stock rotation allowances and incentives. All of our sales are denominated in U.S. dollars.

Our revenues for the year ended December 31, 2006 as compared to 2005 increased due to increased sales of our Display and Lighting Solutions and Voltage Regulation and DC/DC Conversion products. Our average selling prices remained the same in fiscal 2006 as compared to 2005; therefore, the increase in revenues was almost entirely produced by an increase in unit volume sales of approximately 18% for fiscal 2006 as compared to 2005. The increase in Display and Lighting Solutions revenues was primarily driven by increased sales of our ChargePump products and the increase in Voltage Regulation and DC/DC Conversion revenues was primarily driven by increased sales of our SwitchReg products for fiscal 2006 as compared to 2005.

Our revenues for the year ended December 31, 2005 as compared to 2004 increased due to increased sales of our Display and Lighting Solutions and Interface and Power Management products. Our average selling prices decreased by approximately 5% in fiscal 2005 as compared to 2004; therefore, the increase in revenues was produced by an increase in unit volume sales of approximately 40% for fiscal 2005 as compared to 2004. The increase in Display and Lighting Solutions revenues was primarily driven by increased sales of our ChargePump products for fiscal 2005 as compared to 2004. The increase in Interface and Power Management revenues in fiscal 2005 as compared to 2004 was primarily attributable to increased sales of our SmartSwitch products. The timing of our sales was also affected by our largest customer, LG, which began restructuring its supply chain during the first quarter of 2005 and required its suppliers to place inventory at a central supply hub. Revenue is not recognized until LG pulls the product from the hub, which is when risk of loss and title transfers. We began shipping products to LG’s hub in late May 2005 and as a result, although we shipped products to LG’s hub and LG began to pull a limited number of units of certain of our products from the hub in the second quarter of 2005, we believe that LG’s use of units of our products that we had previously delivered to LG and recognized as revenue under our former procedures instead of pulling units of those products from the hub resulted in our revenues attributable to LG being lower in the three months ended June 30, 2005 than they would have been had LG not initiated the hub structure. We believe that the majority of these inventories were depleted during the second quarter of 2005. During the third and fourth quarter of 2005 LG increased inventory pulls from the Hub; however, aggregate sales to LG increased by 13% for fiscal 2005 as compared to 2004.

LG accounted for approximately 28%, 37% and 43% of our revenues in fiscal 2006, 2005 and 2004, respectively. One of our distributors, Asian Information Technology Inc., accounted for approximately 11% of our revenues in fiscal 2005.

Gross Profit

	Years Ended December 31,		Increase (Decrease)
	2006	2005
	(dollar amounts in thousands)
Net revenues	$81,161	$68,298	$12,863		18.8%
Cost of revenues	34,556	26,964	7,592		28.2%

Gross profit	$46,605	$41,334	$5,271		12.8%

Gross profit margin	57.4%	60.5%	(3.1	)% ppt.

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

Our gross margin was 57% for the year ended December 31, 2006, compared to 61% for the year ended December 31, 2005. This decrease was due to a number of factors:

•	3 percentage points of the decrease is attributable to higher cost of revenues we incurred because of decreased production yields as a result of product and customer specification complexity;

•	3 percentage points of the decrease is due to unfavorable product mix and decreases in our average selling prices;

•	1 percentage point of the decrease is attributable to higher warranty related expenses as a result of higher product return experience;

•	1 percentage point of the decrease is attributable to amortization of intangible assets and fair market value adjustments of purchased inventory due to the acquisition of AP Semi; and

•

these decreases were offset in part by a reduction in excess and obsolete expenses arising from improvement of inventory management contributing a 3 percentage point of the increase and an improvement due to benefits from economies of scale contributing a 1 percentage point of the increase.

In 2006, the gross write-down of inventory was $3.3 million, offset by the sale of $3.3 million of previously written down inventory. During 2006, we physically scrapped $0.3 million of previously written-down inventory.

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

Our gross margin was 61% for the year ended December 31, 2005, compared to 63% for the year ended December 31, 2004. This decrease was due to a number of factors:

•	3 percentage points of the decrease is attributable to unfavorable product mix and decreases in our average selling prices;

•

2 percentage points of the decrease is attributable to higher cost of revenues we incurred because of decreased production yields as a result of the earlier production of several new products, due to customer requests; and

•

these decreases were offset in part by a reduction in warranty related expense arising from an improvement of our actual warranty experience contributing a 2 percentage point of the increase and an improvement due to benefits from economies of scale contributing a 1 percentage point of the increase.

In 2005, the gross write-down of inventory was $3.3 million, partially offset by the sale of $1.2 million of previously written down inventory for a net provision of $2.1 million. During 2005, we physically scrapped $0.1 million of previously written-down inventory.

Research and Development

	Years Ended December 31,		Increase (Decrease)
	2006	2005
	(dollar amounts in thousands)
Research and development	$23,772	$19,479	$4,293		22.0%
% of net revenues	29.3%	28.5%	0.8	% ppt.

Research and development expenses consist primarily of employee and contractor compensation, bonuses paid to employees for development of patentable designs under our patent award program and other performance bonuses, expenses for new product development and testing, expenses for process development, occupancy costs of research and development personnel, depreciation on research and development related equipment, and prototype costs for new products not yet released to production. We include expenses associated with new package development, engineering wafer lots and new test program developments in research and development expenses. We also include expenses associated with new product concept and definition and the preparation and filing of patents and other intellectual property in research and development expenses. We anticipate that we will continue to invest significant amounts in research and development activities to pursue and develop new products, processes, devices, packages and intellectual property.

Research and development expenses for fiscal 2006 as compared to 2005, increased due to the following factors:

•	increased stock compensation expense of $1.6 million due to adoption of SFAS 123(R);

•	increased salary and employee related expense of $0.9 million due to increase in headcount;

•	increased engineering related expenses of $0.7 million;

•	AP Semi’s research and development expenses of $0.6 million;

•	in-process research and development expenses of $0.3 million from the acquisition of AP Semi; and

•	increased manufacturing support related expenses of $0.2 million.

These higher expenses were incurred as we increased expenditures related to accelerated development activities for ModularBCD process and new products, particularly for switching regulators.

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

Sales, General and Administrative

	Years Ended December 31,
	2006	2005	Increase (Decrease)
	(dollar amounts in thousands)
Sales, general and administrative	$22,272	$17,624	$4,648		26.4%
% of net revenues	27.4%	25.8%	1.6	% ppt.

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

Sales, general and administrative expenses for the fiscal 2006 as compared to 2005, increased due to the following factors:

•	increased stock compensation expense of $2.0 million due to adoption of SFAS 123(R);

•	increased public company expenses of approximately $1.4 million, resulting primarily from our efforts to comply with the Sarbanes-Oxley Act of 2002, increased consulting costs and D&O insurance;

•	increased headcount to support our growing revenue base, which accounted for increased payroll expenses of $0.9 million;

•	increased travel expenditures of approximately $0.2 million, which was due to increased sales related activities; and

•	AP Semi’s sales, general and administrative expenses of $0.1 million.

	Years Ended December 31,
	2005	2004	Increase (Decrease)
	(dollar amounts in thousands)
Sales, general and administrative	$17,624	$10,768	$6,856		63.7%
% of net revenues	25.8%	21.0%	4.8	% ppt.

Sales, general and administrative expenses for the fiscal 2005 as compared to 2004, increased due to the following factors:

•	increased headcount to support our growing revenue base, which accounted for increased payroll expenses of $2.1 million;

•	increased public company expenses of approximately $1.2 million, which was primarily from D&O insurance and increased consulting costs;

•	increased facilities and other occupancy expenses of $1.2 million, as we expanded our facilities to accommodate an increase in the number of employees;

•	increased commissions paid to our outside sales representatives by approximately $0.7 million, which was due to increased sales;

•	increased stock-based compensation expense associated with sales, general and administrative personnel by approximately $0.6 million due to an increased number of stock options granted to employees;

•	increased travel expenditures of approximately $0.4 million, which was due to increased sales related activities; and

•	increased bad debt expense of $0.2 million, which was primarily due to one of our Chinese distributors.

Patent Litigation

	Years Ended December 31,
	2006	2005	Increase (Decrease)
	(dollar amounts in thousands)
Patent litigation	$8,536	$27	$8,509		31,514.8%
% of net revenues	10.5%	0.0%	10.5	% ppt.

Patent litigation expenses for the year ended December 31, 2006 as compared to 2005, increased due to increased legal expenses related to our ongoing litigation with Linear Technologies Corporation. For a description of litigation expenses, please see Note 12 to the Consolidated Financial Statements for further details.

	Years Ended December 31,
	2005	2004	Increase (Decrease)
	(dollar amounts in thousands)
Patent litigation	$27	$473	$(446)		(94.3)%
% of net revenues	0.0%	0.9%	(0.9	)% ppt.

Patent litigation expenses for the year ended December 31, 2005 as compared to 2004, decreased due to decreased legal expenses related to patent litigation with Siliconix. For a description of litigation expenses, please see Note 12 to the Consolidated Financial Statements for further details.

Interest and Investment Income (Expense), Net

Interest and investment income (expense), net were $5.8 million, $1.9 million and $0.1 million for fiscal 2006, 2005 and 2004, respectively. The increase in interest and investment income was primarily attributable to higher interest income earned on higher cash balances resulting from the proceeds of our initial public offering in August 2005.

Provision (Benefit) for Income Taxes

Our income tax provision (benefit) was $(142,000), $4.1 million and $(8.4) million for fiscal 2006, 2005 and 2004, respectively. Our effective tax rate for 2006 was substantially lower than the statutory federal rate primarily due to the adoption of SFAS 123(R). The Company adopted SFAS 123(R) as of January 1, 2006, and, as a result, incurred significant stock-based compensation expense, most of which related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the quarter when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously expensed stock compensation. As of December 31, 2006, we had not recorded tax benefits related to tax deductions in excess of previously expensed stock compensation because the Company has a net operating loss carry forward. If such tax benefits related to tax deductions in excess of previously expensed stock compensation were recognized, approximately $1.5 million would be recorded as an addition to paid-in-capital.

Liquidity and Capital Resources

	Years Ended December 31,		Increase
	2006	2005	(Decrease)
	(dollar amounts in thousands)
Net cash provided by operating activities	$5,660	$7,026	$(1,055)	(15.0)%
Net cash used in investing activities	$(73,129)	$(1,082)	$(72,047)	6,658.7%
Net cash provided by financing activities	$1,228	$96,797	$(95,880)	(99.1)%
Effect of exchange rate changes on cash and cash equivalents	$(15)	$(69)	$54	(78.3)%

Net increase (decrease) on cash and cash equivalents	$(66,256)	$102,672	$(168,928)	(164.5)%

	Years Ended December 31,		Increase
	2005	2004	(Decrease)
	(dollar amounts in thousands)
Net cash provided by operating activities	$7,026	$6,899	$127	1.8%
Net cash used in investing activities	$(1,082)	$(2,514)	$1,432	(57.0)%
Net cash provided by financing activities	$96,797	$3,215	$93,582	2,910.8%
Effect of exchange rate changes on cash and cash equivalents	$(69)	$(157)	$88	(56.1)%

Net increase on cash and cash equivalents	$102,672	$7,443	$95,229	1,279.4%

Our cash and cash equivalents were $58.1 million as of December 31, 2006 and $124.4 million as of December 31, 2005.

Net Cash Provided by Operating Activities

Net cash generated by our operating activities was $5.7 million in 2006, compared to $7.0 million in 2005. Operating cash provided for fiscal year 2006 primarily consisted of our net loss of $2.1 million adjusted for:

•	stock-based compensation of $6.1 million;

•	increases in accounts payable and accrued expenses of $1.9 million;

•	depreciation and amortization expense of $1.8 million;

•	decrease in accounts receivable of $0.3 million;

•	in-process research and development charge of $0.3 million;

•	which were in part offset by increase in inventory of $1.0 million;

•	increase in deferred income taxes of $0.9 million;

•	increases in prepaid expenses and other current assets of $0.4 million; and

•	decrease in bad debt expense of $0.3 million.

Our stock-based compensation expense has increased as a result of our adoption of SFAS 123(R) and the increased number of options granted to employees. The increases in accounts payable and accrued expenses are primarily attributable to increased compensation costs due to increased headcount and increased overall consultancy and outside professional costs. Depreciation and amortization expenses have also risen due to $0.2 million amortization of intangible assets acquired from AP Semi and increased investment in research and development and infrastructure. The increase in inventories was primarily due to increased purchases of materials and production to meet expected demand. Increase in deferred income taxes was primarily due to current year timing differences, tax credits and tax loss carryforwards to be utilized in the future.

Net cash generated by our operating activities was $7.0 million in 2005, compared to $6.9 million in 2004. Operating cash provided for fiscal year 2005 primarily consisted of our net income of $2.1 million adjusted for:

•	increases in accounts payable and accrued liabilities of $4.8 million;

•	decrease in deferred income taxes of $3.6 million;

•	stock-based compensation of $2.4 million;

•	depreciation and amortization expense of $1.5 million;

•	increase in income tax payables of $0.4 million;

•	decrease in inventory of $0.3 million;

•	bad debt expense of $0.3 million;

•	which were in part offset by increase in accounts receivable of $7.4 million; and

•	increase in other current assets of $0.9 million.

The increases in accounts payable and accrued liabilities are primarily attributable to increases in compensation costs due to increased headcount and increased overall consultancy and outside professional costs. The decrease in deferred income taxes and increase in income tax payable is the result of the implementation of our international tax structure and higher taxable income. Our stock-based compensation expenses have risen as a result of increased number of options granted to employees and consultants. Depreciation and amortization expenses have also risen and we expect that this will continue to rise as we invest in research and development and infrastructure. The reduction in inventory was primarily due to increased shipments at the end of the quarter. Our accounts receivable balance increased due to the timing of increased fourth quarter sales. Increases in our current assets are primarily attributable to increased prepaid insurance, which are amortized over the service period.

Net Cash Used in Investing Activities

Net cash used in our investing activities were $73.1 million, $1.1 million and $2.5 million in fiscal years 2006, 2005 and 2004, respectively. The increase in cash usage from investing activities in 2006 was primarily due to:

•	net purchases and maturities of short-term investments of $49.6 million;

•	cash paid for the acquisition of AP Semi of $20.6 million;

•	purchase of various engineering software and equipment of $1.4 million to support our internal infrastructure growth;

•	purchases of long-term private equity investments of $0.9 million; and

•	funding of restricted cash escrow funds related to the acquisition of AP Semi of $0.7 million.

The reduction in cash used from 2004 to 2005 was in part due to our reduced need to purchase engineering and computer equipment and software to support our internal infrastructure growth in 2005 compared to 2004, when we made significant investments in new information and engineering systems to support our future anticipated growth.

Net Cash Provided by Financing Activities

Net cash provided by our financing activities was $1.2 million, $96.8 million and $3.2 million in fiscal 2006, 2005 and 2004. Net cash provided by our financing activities in 2006 primarily consisted of net proceeds from exercises of common stock options and warrants of $1.0 million and tax benefit from equity transactions of $0.3 million.

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

Liquidity

We believe our existing cash balances, as well as cash expected to be generated from operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of December 31, 2006:

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Capital leases	$163	$205	$—	$—	$368
Operating leases	932	46	—	—	978
Purchase commitments	9,687	—	—	—	9,687

Total	$10,782	$251	$—	$—	$11,033

In January 2007, we entered into a sublease for our future principal executive offices from September 2007 through March 2016, occupying 42,174 square feet in Santa Clara, California. This facility will accommodate our principal engineering, technology, administrative and finance activities.

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

Revenue Recognition

We recognize revenues in accordance with Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Criteria (1) and (2) are met upon receiving of purchase orders or signing of contracts and upon transfer of title which generally occurs at the time of shipment. Determination of criteria (3) and (4) is based on management’s judgment regarding the determinability of the fees charged for products delivered and the collectibility of those fees. If changes in conditions cause management to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could decline.

A large portion of our sales is made through distribution arrangements with third parties. These arrangements include stock rotation rights that generally permit the return of up to 5% of the previous six months’ purchases. We generally accept these returns in the second and fourth quarters of each annual period. We record estimated returns at the time of shipment. Our normal payment term with our distributors is 30 days from invoice date. Certain of our distributor arrangements include the possibility of sales price rebates on specified products. At the time of shipment we recognize revenue, estimate the total sales price rebate and reserve for those pricing rebates. We have also deferred revenue related to two of our distributors for which we are unable to reasonably estimate returns and recognize revenues from these distributors. We deferred revenue of $119,000 and $67,000 at December 31, 2006 and 2005, respectively.

Bad Debt Allowances

We monitor the collectibility of accounts receivable primarily through review of the accounts receivable aging. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, we assess the impact on amounts recorded for bad debts and, if necessary, will record a charge in the period such determination is made. In addition, we reserve a percentage of our accounts receivable to various customers that are significantly aged. We wrote-off approximately $306,000 and $0 for the years ended December 31, 2006 and 2005, respectively.

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

Inventory Valuation

We value our inventory at the lower of the actual cost of our inventory or its current estimated market value. We write down inventory for obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Because of the cyclicality of the market in which we operate, inventory levels, obsolescence of technology and product life cycles, we generally write down inventory for product that is over 12 months old. Additionally, we generally write down to net realizable value inventory in excess of six months’ forecasted product demand. Actual demand and market conditions may be lower than those that we project and this difference could have a material adverse effect on our gross margins should inventory write-downs beyond those initially recorded become necessary. Alternatively, should actual demand and market conditions be more favorable than those we estimated at the time of such a write-down, our gross margins could be favorably impacted in future periods.

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” goodwill is subject to annual impairment tests performed in the third quarter of each year, or earlier if indicators of potential impairment exist and suggest that the carrying value of goodwill may not be recoverable from estimated discounted future cash flows. Because we have one reporting segment under SFAS 142, we utilize the entity-wide approach to assess goodwill for impairment and compare our market value to our net book value to determine if an impairment exists. These impairment tests may result in impairment losses that could have a material adverse impact on our results of operations.

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R). We account for stock-based awards to nonemployees in accordance with SFAS 123(R) and Emerging Issues Task Force Issue No. 96-18.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods for establishing the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. The portion of stock-based compensation expenses related to options granted prior to April 4, 2005, (the date of our initial filing of a registration statement for our eventual initial public offering (“IPO”), which is the date we are considered a public company under SFAS 123(R)) which were previously recorded under the provisions of APB 25, continue to be amortized over the respective vesting period and do not include an estimated forfeiture rate. The actual forfeitures of these options are recorded as they occur. These options granted prior to April 4, 2005 have been valued using the intrinsic value method and as of December 31, 2006, the remaining unamortized portion of the deferred stock based compensation relating to these options is $2.9 million. Option awards granted after April 4, 2005 and before January 1, 2006 were based on grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” The fair value of these options was previously calculated using the Black-Scholes option pricing model and, under SFAS 123(R), is adjusted for an estimated forfeiture rate and amortized over the vesting period. Option awards granted subsequent to our adoption of SFAS 123(R) on January 1, 2006 are recorded as stock based compensation expense under the fair value method as prescribed by SFAS 123(R). The grant date fair value of these options was also calculated by using the Black-Scholes option pricing model.

Compensation expense for all share-based payment awards continues to be recognized using the straight-line single-option method. Stock-based compensation expenses recognized in the Consolidated Statement of Operations for the year ended December 31, 2006, excluding amounts related to options granted prior to April 4, 2005, are based on awards that ultimately are expected to vest and have been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

The adoption of SFAS 123(R) on January 1, 2006 had the following impact on fiscal 2006 results: income before income tax was lower by $3.7 million, net income was lower by $3.5 million and basic and diluted EPS were both lower by $0.08.

See Note 5 to the Consolidated Financial Statements for additional information.

Accounting for Income Taxes

We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” Under this method, we determine our deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of our assets and liabilities using tax rates in effect for the year in which we expect the differences to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in our financial statements. Because we assume that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, which gives rise to a deferred tax asset or liability. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax expense together with assessing temporary differences that may result in deferred tax assets. Management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Prior to 2004, we had a full valuation allowance for our net deferred tax assets as it was more likely than not that we would not realize those assets due to our history of losses. At December 31, 2004, we reassessed the amount of our valuation allowance considering the fact that we experienced two consecutive profitable years. In determining the amount of our deferred tax assets for which realization is more likely than not and the amount of the corresponding valuation allowance, we consider the current and two preceding years’ income before income taxes, excluding amounts not deductible or includable for tax return purposes, as available objective evidence supporting estimated levels of future taxable income. Using this evidence, we estimate the amount of future taxable income through the 20-year carry forward period for net operating losses, which becomes the basis for our estimate of realizable net deferred tax assets and the amount of our valuation allowance. As a result, we recognized a reduction of our provision for income taxes of $11.2 million in the fourth quarter of 2004 due to the reversal of our valuation allowance. While management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, if we were to determine that an increase in our valuation allowance in the future is necessary, an adjustment to the deferred tax asset would result in additional income tax expense in such period.

During May 2005, we implemented an international structure. We have completed transitioning certain of our logistics, order entry, purchasing and billing functions to our new office in Macau, which is in closer geographic proximity to our suppliers and customers. Our corporate headquarters remain in the United States. In connection with this transition, we have implemented cost-sharing and license arrangements with our wholly-owned British Virgin Islands subsidiary, with which our wholly-owned Macau subsidiary has implemented a similar licensing arrangement to develop and license intellectual property. Pursuant to these arrangements, our British Virgin Islands and Macau subsidiaries have the non-exclusive rights to manufacture, market and distribute our products in certain geographic markets. Furthermore, our Macau subsidiary is authorized to contract with third parties for the manufacture, test and assembly of our products. As a result of these changes, we expect the percentage of our consolidated pre-tax income represented by our foreign operations to continue to increase and eventually exceed the domestic percentage.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash equivalents and investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by outside professional managers within investment guidelines set by us. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting the investments to high quality debt instruments with relatively short-term maturities.

We do not use derivative financial instruments in our investment portfolio. Investment debt securities are classified as available-for-sale, and no gains or losses are recognized by us in our results of operations due to changes in interest rates unless such securities are sold prior to maturity. These investments are reported at fair value with the related unrealized gains and losses being included in accumulated other comprehensive income, a component of stockholders’ equity.

Foreign Currency Exchange Risk

Our sales outside the United States are transacted in U.S. dollars. Accordingly, our sales are not generally impacted by foreign currency rate changes. With exception to our operations in Hong Kong and Macau, the primary functional currency of our offshore operations was the local currency, primarily the New Taiwan Dollar and the Chinese Yuan. To date, fluctuations in foreign currency exchange rates have not had a material impact on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Advanced Analogic Technologies Incorporated

Sunnyvale, CA

We have audited the accompanying consolidated balance sheets of Advanced Analogic Technologies Incorporated and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment,” effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

San Jose, California

March 7, 2007

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$58,121	$124,377
Short-term investments	49,566	—

Total cash, cash equivalents and short-term investments	107,687	124,377
Accounts receivable, net of allowances of $1,644 in 2006 and $1,031 in 2005	11,037	10,496
Inventories	8,480	6,561
Prepaid expenses and other current assets	2,223	1,656
Restricted cash	700	—
Deferred income taxes	857	3,780

Total current assets	130,984	146,870
PROPERTY AND EQUIPMENT—NET	2,812	2,257
OTHER ASSETS	1,375	384
DEFERRED INCOME TAXES	5,965	1,812
INTANGIBLES—NET	3,287	—
GOODWILL	16,775	—

TOTAL ASSETS	$161,198	$151,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,968	$5,196
Accrued liabilities	6,714	4,738
Income tax payable	1,250	963
Current portion of capital lease obligations	138	—

Total current liabilities	15,070	10,897
Other long term liabilities	191	24

Total liabilities	15,261	10,921

COMMITMENTS (NOTE 7)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—100,000,000 shares authorized; 44,064,729 and 43,165,933 shares issued and outstanding in 2006 and 2005	44	43
Additional paid-in capital	160,088	155,002
Deferred stock compensation	(2,935)	(5,444)
Accumulated other comprehensive loss	(480)	(501)
Accumulated deficit	(10,780)	(8,698)

Total stockholders’ equity	145,937	140,402

TOTAL	$161,198	$151,323

See accompanying notes to consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amount)

	Years Ended December 31,
	2006	2005	2004
NET SALES	$81,161	$68,298	$51,345
Cost of revenues (including stock-based compensation of $268, $112 and $42 in 2006, 2005 and 2004, respectively)	34,556	26,964	19,115

GROSS PROFIT	46,605	41,334	32,230

OPERATING EXPENSES:
Research and development (including stock-based compensation of $2,403, $784 and $300 in 2006, 2005 and 2004, respectively)	23,772	19,479	14,306
Sales, general and administrative (including stock-based compensation of $3,472, $1,493 and $576 in 2006, 2005 and 2004, respectively)	22,272	17,624	10,768
Patent litigation	8,536	27	473

Total operating expenses	54,580	37,130	25,547

INCOME (LOSS) FROM OPERATIONS	(7,975)	4,204	6,683
INTEREST AND INVESTMENT INCOME (EXPENSES):
Interest and investment income	5,823	2,058	157
Interest and other expense	(72)	(121)	(43)

Total interest and investment income (expense), net	5,751	1,937	114

INCOME (LOSS) BEFORE INCOME TAXES	(2,224)	6,141	6,797
PROVISION (BENEFIT) FOR INCOME TAXES	(142)	4,056	(8,381)

NET INCOME (LOSS)	$(2,082)	$2,085	$15,178

NET INCOME (LOSS) PER SHARE:
Basic	$(0.05)	$0.10	$3.43
Diluted	$(0.05)	$0.05	$0.46
WEIGHTED AVERAGE SHARES USED IN NET INCOME (LOSS) PER SHARE CALCULATION:
Basic	43,477	21,025	4,420
Diluted	43,477	40,147	33,214

See accompanying notes to consolidated financial statement.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

	Convertible Preferred Stock												Additional Paid-in Capital	Deferred Stock Compen- sation	Accum- ulated Other Compre- hensive loss	Accum- lated Deficit	Total
	Series A		Series B		Series C		Series D		Series E		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—January 1, 2004	1,570	$2	3,900	$4	2,845	$3	8,742	$9	6,458	$6	3,234	$3	$45,883	$—	$(259)	$(25,961)	$19,690
Net income																15,178	15,178
Foreign currency translation adjustments, net of taxes															(157)		(157)

Comprehensive income																	15,021

Exercise of preferred stock warrants							103						274				274
Issuance of preferred stock									833	1			1,968				1,969
Exercise of common stock options											3,613	4	1,066				1,070
Exercise of common stock warrants											272		11				11
Deferred stock compensation													7,736	(7,736)			—
Amortization of deferred stock compensation														844			844
Stock-based compensation to non-employees													74				74

BALANCE—December 31, 2004	1,570	$2	3,900	$4	2,845	$3	8,845	$9	7,291	$7	7,119	$7	$57,012	$(6,892)	$(416)	$(10,783)	$38,953

Net income																2,085	2,085
Foreign currency translation adjustments, net of taxes															(85)		(85)

Comprehensive income																	2,000

Conversion of preferred stock to common	(1,570)	(2)	(3,900)	(4)	(2,845)	(3)	(8,845)	(9)	(7,291)	(7)	24,628	25					—
Initial public offering of common stock											10,590	10	96,246				96,256
Exercise of common stock options											658	1	293				294
Tax benefit from stock option exercises													17				17
Exercise of common stock warrants											142		25				25
Vesting of restricted common stock													220				220
Issuance of common stock from employee stock purchase plan											29		248				248
Deferred stock compensation													674	(674)			—
Amortization of deferred stock compensation														2,122			2,122
Stock-based compensation to non-employees													267				267

BALANCE—December 31, 2005	—	$—	—	$—	—	$—	—	$—	—	$—	43,166	$43	$155,002	$(5,444)	$(501)	$(8,698)	$140,402

See accompanying notes to consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME—(Continued)

(in thousands)

	Convertible Preferred Stock												Additional Paid-in Capital	Deferred Stock Compen- sation	Accum- ulated Other Compre- hensive loss	Accum- lated Deficit	Total
	Series A		Series B		Series C		Series D		Series E		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—December 31, 2005	—	$—	—	$—	—	$—	—	$—	—	$—	43,166	$43	$155,002	$(5,444)	$(501)	$(8,698)	$140,402
Net loss																(2,082)	(2,082)
Foreign currency translation adjustments, net of taxes															17		17
Net unrealized gain on short-term investments															4		4

Comprehensive loss																	(2,061)

Additional expenses incurred in initial public offering													(5)				(5)
Exercise of common stock options											891	1	979				980
Tax benefit from equity transactions													311				311
Exercise of common stock warrants											8		4				4
Stock-based compensation expense to employees													3,876	102			3,978
Vesting of restricted common stock													153				153
Reversal of deferred stock-based compensation due to employee terminations													(502)	502			—
Amortization of deferred stock compensation														1,905			1,905
Stock-based compensation to non-employees													270				270

BALANCE—December 31, 2006	—	$—	—	$—	—	$—	—	$—	—	$—	44,065	$44	$160,088	$(2,935)	$(480)	$(10,780)	$145,937

See accompanying notes to consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,082)	$2,085	$15,178
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,820	1,483	1,050
Stock-based compensation	6,143	2,389	918
Provision for doubtful accounts	(300)	298	121
Tax benefit from stock option exercises	—	17	—
Loss on sales of plant, property and equipment	49	19	—
In-process research and development	290	—	—
Changes in operating assets and liabilities, net of effects from acquisition of AP Semi:
Accounts receivable	324	(7,389)	1,186
Inventory	(1,005)	317	(3,147)
Prepaid expenses and other current assets	(429)	(930)	(421)
Other assets	(72)	6	(185)
Deferred income taxes	(922)	3,586	(9,178)
Accounts payable	600	2,262	84
Accrued expenses	1,274	2,491	814
Other long term liabilities	(9)	24	—
Income taxes payable	(21)	368	479

Net cash provided by operating activities	5,660	7,026	6,899

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,397)	(1,082)	(2,514)
Purchases of short-term investments	(70,464)	—	—
Purchases of long-term investments	(900)	—	—
Proceeds from sales and maturities of short-term investments	20,900	—	—
Funding of restricted cash escrow funds	(700)	—	—
Acquisition of AP Semi, net of cash acquired	(20,568)	—	—

Net cash used in investing activities	(73,129)	(1,082)	(2,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series E convertible preferred stock	—	—	1,969
Proceeds from initial public offering, net of commissions and offering expenses	(5)	96,256	—
Proceeds from exercise of common stock options and common stock warrants	984	319	1,080
Proceeds from exercise of preferred stock warrants	—	—	274
Proceeds from issuance of common stock for employee stock purchase plan	—	248	—
Tax benefit from equity transactions	311	—	—
Principal payments on capital lease obligations	(62)	(26)	(108)

Net cash provided by financing activities	1,228	96,797	3,215

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(15)	(69)	(157)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(66,256)	102,672	7,443
CASH AND CASH EQUIVALENTS—Beginning of period	124,377	21,705	14,262

CASH AND CASH EQUIVALENTS—End of period	$58,121	$124,377	$21,705

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of restricted common stock	$153	$220	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Increases in accounts payable and accrued liabilities related to property and equipment purchases	$126	$—	$—
Property and equipment acquired under capital leases	$371	$—	$—
Cash paid for interest	$8	$4	$5
Cash paid for income taxes	$496	$128	$293

See accompanying notes to consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization—Advanced Analogic Technologies Incorporated and its wholly-owned subsidiaries (the “Company”) was incorporated on August 21, 1997 (inception) in California, reincorporated on April 11, 2005 in Delaware and is a supplier of power management semiconductors for mobile consumer electronic devices such as wireless handsets, notebook computers, smartphones, digital cameras and digital audio players. The Company focuses its design and marketing efforts on the application-specific power management needs of consumer, communications and computing applications in these rapidly-evolving devices. Through the Company’s Total Power Management approach, the Company offers a broad range of products that support multiple applications, features and services across a diverse set of mobile consumer electronic devices.

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

Concentration of Credit Risk—Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and receivables. The Company invests only in high-quality credit instruments with maturities of two years or less and limits the amount invested with any one issuer. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. At December 31, 2006, three customers accounted for 24%, 21% and 9% of gross accounts receivable. At December 31, 2005, three customers accounted for 32%, 15% and 13% of gross accounts receivable.

Cash and Cash Equivalents—Cash equivalents are highly liquid investments purchased with original maturities of 90 days or less at the time of purchase. Investments with maturities of over 90 days at the time of purchase are classified as short-term investments.

Investments—The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2006, the Company had investments in short-term debt instruments which were classified as available-for-sale under SFAS 115. Short-term investments consist primarily of high grade debt securities with a maturity of greater than 90 days when purchased. The Company classifies investments with maturities greater than one year as short-term investments as it considers all investments as a potential source of operating cash regardless of maturity date. The Company’s debt securities are carried at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income, which is a separate component of stockholders’ equity. The cost of securities sold is based on specific identification method. Interest earned on securities is included in “Interest and Investment Income” in the Consolidated Statements of Operations. The fair value of investments is determined using quoted market prices for those securities.

In addition to debt securities, a portion of the Company’s investment portfolio consists of an equity investment in a non-publicly traded company. The Company has classified this investment as long-term other assets. This investment is carried at cost and evaluated for other than temporary impairment at each reporting period. (See Note 2)

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

Inventory—Inventory is stated at the lower of the actual cost (first-in, first-out method) of the inventory or its current market value. Inventory consists of work in process (principally processed wafers and products at third party assembly and test subcontractors) and finished goods. Because of the cyclicality of the market in which the Company operates, inventory levels, obsolescence of technology and product life cycles, the Company generally writes down inventory for product that is over 12 months old. Additionally, the Company generally writes down excess inventory to net realizable value inventory in excess of six months forecasted product demand. During 2006, 2005 and 2004, the Company recorded inventory write-downs of $3.3 million, $3.3 million and $1.9 million, respectively, due to excess and obsolete inventory.

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

Goodwill and Intangible Assets—Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company follows the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” under which goodwill is no longer subject to amortization. The Company evaluates goodwill for impairment, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilize comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Because the Company has one reporting unit under SFAS 142, it utilizes the entity-wide approach to assess goodwill for impairment.

Intangible assets resulting from the acquisition of Analog Power Semiconductor Corporation (“AP Semi”) are estimated by management based on the fair value of assets received. See Note 4 for additional information on the Company’s AP Semi acquisition. As a result of the acquisition, the Company recorded $3.5 million of intangible assets on the date of acquisition. The acquired intangible assets are being amortized over their useful lives of three years and consisted of the following:

	December 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Core developed technology	$2,900	$(161)	$2,739	$—	$—	$—
Customer relationship	580	(32)	548	—	—	—

Total intangible assets	$3,480	$(193)	$3,287	$—	$—	$—

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

Amortization expense of purchased intangible assets was $193,000 for the year ended December 31, 2006. The estimated future amortization expense of purchased intangible assets as of December 31, 2006 is as follows:

Year Ending December 31,	Amortization Expense
(in thousands)
2007	$1,160
2008	1,160
2009	967
2010	—
2011	—

Total	$3,287

Long-Lived Assets—The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured based on the fair value of the asset compared to the carrying amount.

Revenue Recognition—The Company recognizes revenues in accordance with Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 requires that four basic criteria be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Criteria (1) and (2) are met upon receiving of purchase orders or signing of contracts and upon transfer of title which generally occurs at the time of shipment. Determination of criteria (3) and (4) is based on management’s judgment regarding the determinability of the fees charged for products delivered and the collectibility of those fees. If changes in conditions cause management to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could decline.

A large portion of the Company’s sales is made through distribution arrangements with third parties. These arrangements include stock rotation rights that generally permit the return of up to 5% of the previous six months’ purchases. The Company generally accepts these returns in the second and fourth quarters of each annual period. The Company records estimated returns at the time of shipment. The Company’s normal payment terms with its distributors are 30 days from invoice date. Certain of the Company’s distributor arrangements include the possibility of sales price rebates on specified products. At the time of shipment the Company recognizes revenue, estimates the total sales price rebate and reserves for those pricing rebates. The Company has also deferred revenue related to two of its distributors for which the Company is unable to reasonably estimate returns, and recognizes revenues from these distributors upon their subsequent resale to their customers. The Company deferred revenue of $119,000 and $67,000 at December 31, 2006 and 2005, respectively.

The Company makes estimates of potential future returns and sales allowances related to current period product revenue. The Company analyzes historical return rates and changes in customer demand when evaluating the adequacy of returns and sales allowances. Although the Company believes it has a reasonable basis for its estimates, such estimates may differ from actual returns and sales allowances. These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable.

Bad Debt Allowances—The Company monitors the collectibility of accounts receivable primarily through review of the accounts receivable aging. When facts and circumstances indicate the collection of specific

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

amounts or from specific customers is at risk, the Company assesses the impact on amounts recorded for bad debts and, if necessary, will record a charge in the period such determination is made. In addition, the Company reserves a percentage of its accounts receivable to various customers that are significantly aged based on its historical collection experience. The Company wrote-off approximately $306,000 and $0 for the years ended December 31, 2006 and 2005, respectively.

Warranty Costs—The Company provides a 12-month warranty against defects in materials and workmanship and will either repair the goods, provide replacement products at no charge to the customer or refund amounts to the customer for defective products. The Company records estimated warranty costs, based on historical experience over the preceding 12 months by product, at the time it recognizes product revenues. A summary of the accrued warranty, which is included in accrued liabilities, for the years ended December 31, 2006 and 2005, is as follows:

	Balance at Beginning of the Period	Accruals for Sales in the Period	Costs Incurred	Balance at End of the Period
	(in thousands)
2005	$513	$67	$(541)	$39
2006	39	319	(154)	204

Advertising Costs—Advertising costs such as trade shows, promotions, public relations, and publications are expensed as incurred and are included in sales and marketing expenses. Advertising costs were $712,000, $631,000 and $537,000 for 2006, 2005 and 2004, respectively.

Research and Development—Research and development expenses are included in operating expenses as incurred.

Income Taxes—Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, the deferred tax assets and liabilities are estimated based upon the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the Company expects the differences to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because the Company assumes that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, which gives rise to a deferred tax asset. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance.

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

Years Ended December 31, 2006, 2005 and 2004

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

The Company estimates the provision for income taxes based on income before income taxes for each tax jurisdiction in which the Company has established operations. The Company does not provide incremental U.S. income taxes on un-remitted foreign earnings taxed at rates less than the U.S. tax rates as such earnings are considered permanently invested.

Stock-Based Compensation—On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R). The Company accounts for stock-based awards to nonemployees in accordance with SFAS 123(R) and Emerging Issues Task Force Issue No. 96-18.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods for establishing the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. The portion of stock-based compensation expenses related to options granted prior to April 4, 2005, (the date of the Company’s initial filing of a registration statement for its eventual initial public offering (“IPO”), which is the date the Company is considered a public company under SFAS 123(R)) which were previously recorded under the provisions of APB 25, continue to be amortized over the respective vesting period and do not include an estimated forfeiture rate. The actual forfeitures of these options are recorded as they occur. These options granted prior to April 4, 2005 have been valued using the intrinsic value method and as of December 31, 2006, the remaining unamortized portion of the deferred stock based compensation relating to these options is $2.9 million. Option awards granted after April 4, 2005 and before January 1, 2006 were based on grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” The fair value of these options was previously calculated using the Black-Scholes option pricing model and, under SFAS 123(R), is adjusted for an estimated forfeiture rate and amortized over the vesting period. Option awards granted subsequent to the Company’s adoption of SFAS 123(R) on January 1, 2006 are recorded as stock based compensation expense under the fair value method as prescribed by SFAS 123(R). The grant date fair value of these options was also calculated by using the Black-Scholes option pricing model.

Compensation expense for all share-based payment awards continues to be recognized using the straight-line single-option method. Stock-based compensation expenses recognized in the Consolidated Statement of Operations for the year ended December 31, 2006, excluding amounts related to options granted prior to April 4, 2005, are based on awards that ultimately are expected to vest and have been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The adoption of SFAS 123(R) on January 1, 2006 had the following impact on fiscal 2006 results: income before income tax was lower by $3.7 million, net income was lower by $3.5 million and basic and diluted EPS were both lower by $0.08.

The following table illustrates the effect on net income and earnings per share had stock-based compensation expense been recorded for the fiscal 2005 and 2004 based on the fair-value method under SFAS 123.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

	2005	2004
	(in thousands)
Net income—as reported	$2,085	$15,178
Add: stock-based employee compensation included in reported net income, net of related tax effects	2,106	838
Less: stock-based employee compensation expense determined using fair value method, net of related tax effects	(2,913)	(940)

Net income—pro forma	$1,278	$15,076

Basic net income per share:
As reported	$0.10	$3.43

Pro forma	$0.06	$3.41

Diluted net income per share:
As reported	$0.05	$0.46

Pro forma	$0.03	$0.45

Foreign Currency—The functional currencies of the Company’s foreign subsidiaries are their local currency, with the exception of the Company’s Macau, Cayman and Hong Kong entities, which are U.S. dollar functional. Accordingly, gains and losses from translation of the financial statements of foreign subsidiaries with a local functional currency are reported as a separate component of accumulated other comprehensive loss, net of related tax effects. Foreign currency transaction (losses) gains were $(37,000), $(94,000) and $45,000 for 2006, 2005 and 2004, respectively.

Comprehensive Income (Loss)—In accordance with SFAS No. 130, “Reporting Comprehensive Income,” the Company reports, by major components and as a single total, the change in its stockholders’ equity during the period from non-owner sources. The unrealized gains and losses on short-term investments and foreign currency translation adjustments are comprehensive income items applicable to the Company. Statements of comprehensive income (loss) have been included within the Consolidated Statements of Stockholders’ Equity.

Net Income (Loss) Per Share—The Company calculates net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Under SFAS No. 128, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period excluding shares subject to repurchase. Diluted net income per common share reflects the effects of potentially dilutive securities, which consist of convertible preferred stock and common stock options and warrants, common stock subject to repurchase and preferred stock warrants. Potentially dilutive securities

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

have been excluded from the computation for 2006 as they are anti-dilutive due to Company’s net loss. A reconciliation of shares used in the calculation of basic and diluted net income (loss) per share is as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Weighted average common shares outstanding	43,785	21,713	4,669
Weighted average shares subject to repurchase	(308)	(688)	(249)

Shares used to calculate basic net (loss) income per share	43,477	21,025	4,420

Effect of dilutive securities:
Common and preferred stock warrants	—	68	374
Convertible preferred stock	—	14,777	24,247
Common stock options	—	3,587	3,924
Weighted average shares subject to repurchase	—	688	249
Employee stock purchase plan	—	2	—

Dilutive potential common stock	—	19,122	28,794

Weighted average common shares outstanding, assuming dilution	43,477	40,147	33,214

For 2006, outstanding common stock options of 2,879,158 shares, weighted average shares subject to repurchase of 308,167 shares and common stock warrants of 40,900 shares have been excluded as they are antidilutive due to the Company’s net loss.

Recently Issued Accounting Standards— In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, the methods used to measure fair value, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements. The adoption of SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that SFAS 157 may have on the Company’s financial conditions, results of operations or liquidity.

In September 2006, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the Company’s balance sheet and statement of operations’ financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB 108 did not have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 provides guidance for the recognition,

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

de-recognition, and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 requires that a liability created for unrecognized tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets. The application of FIN 48 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company believes that the adoption of FIN 48 will require the reclassification of certain deferred tax liabilities or assets to a liability for tax uncertainties. FIN 48 permits an entity to recognize interest related to tax uncertainties as either income taxes or interest expense. FIN 48 also permits an entity to recognize penalties related to tax uncertainties as either income tax expense or within other expense classifications. The Company has recognized interest and penalties, if any, related to tax uncertainties as income tax expense and will continue this treatment upon adoption of FIN 48. The Company will be required to adopt FIN 48 as of January 1, 2007, with any cumulative effect of the change in accounting principles recorded as an adjustment to opening related earnings. The Company is currently evaluating the impact of its adoption of FIN 48.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” a replacement of APB No. 20 (“APB 20”), “Accounting Changes,” and SFAS No. 3 (“SFAS 3”), “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include transition provisions. To enhance comparability, SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The cumulative effect of the change is reported in the carrying value of assets and liabilities as of the first period presented, with the offset applied to opening retained earnings. Each period presented is adjusted to show the period-specific effects of the change. Only direct effects of the change will be retrospectively recognized; indirect effects will be recognized in the period of change. SFAS 154 carries forward without change APB 20’s guidance for reporting the correction of an error and a change in accounting estimate as well as SFAS 3’s provisions governing reporting accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material effect on the Company’s consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

2. INVESTMENTS

The following is a summary of cash equivalents and short-term investments classified as available-for-sale securities:

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(in thousands)
U.S. Government agency bonds	$30,648	$11	$(5)	$30,654
U.S. Corporate bonds	15,632	9	(11)	15,630
Commercial paper	42,312	—	—	42,312
Money market funds	9,578	—	—	9,578
Certificates of deposit	2,319	—	—	2,319
Auction rate securities	1,500	—	—	1,500

Total	$101,989	$20	$(16)	$101,993

Amounts included in:
Cash equivalents	$52,427	$—	$—	$52,427
Short-term investments	49,562	20	(16)	49,566

Total	$101,989	$20	$(16)	$101,993

As of December 31, 2005, the Company had $116.7 million in money market funds, which was classified as cash equivalents.

In April 2006, the Company purchased 1,391,836 shares of Series B Preferred Stock of Alta Analog (“Alta”) for $1.0 million. Alta is a private company which develops analog memory products. The Company currently owns approximately 10% of equity interest in Alta and accounts the investment under the cost method. The Company has not identified any events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. The indicators that the Company uses to identify those events and circumstances include Alta’s revenue and earnings trends relative to pre-defined milestones and overall business prospects; the general market conditions in Alta’s industry or geographic area, including adverse regulatory or economic changes; factors related to Alta’s ability to remain in business, such as Alta’s liquidity and the rate at which Alta is using its cash; and Alta’s receipt of additional funding at a lower valuation. This investment is included in long-term other assets.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

3. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

	December 31,
	2006	2005
	(in thousands)
Inventories
Work in process	$5,748	$3,321
Finished goods	2,732	3,240

Total inventories	$8,480	$6,561

Property and equipment, net
Computers and software	$4,183	$3,082
Office and test equipment	3,622	2,886
Leasehold improvements	589	529

	8,394	6,497
Accumulated depreciation and amortization	(5,582)	(4,240)

Total property and equipment, net	$2,812	$2,257

Accrued liabilities
Accrued payroll and benefits	$2,381	$3,119
Deferred revenue	1,063	126
Accrued legal and accounting services	818	436
Warranty reserve	204	39
Accrued payables and other	2,248	1,018

Total accrued liabilities	$6,714	$4,738

4. ACQUISITION

On October 31, 2006, the Company acquired AP Semi, a wholly-owned subsidiary of IPCore Technologies Corporation (“IPCore”). AP Semi is a developer of analog power management integrated circuit products, whose technology management believes complements the Company’s ongoing product design and development activities targeted at portable consumer electronic devices. The Company acquired AP Semi for a total consideration of $22.8 million where $20.8 million of the purchase consideration was settled in cash and $1.3 million was incurred by the Company in transaction fees, including legal, valuation and accounting fees. The remaining amount of $700,000 is held in escrow and is payable to the employees contingent upon the employees fulfilling a one year service period from the date of the transfer. This amount is disclosed as restricted cash on the Company’s Consolidated Balance Sheet and is being accounted for as a compensation expense. The purchase consideration of approximately $22.1 million was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date.

The AP Semi acquisition was accounted for under Statement of Financial Accounting Standards No. 141, “Business Combinations” and SFAS 142. The results of operations of AP Semi were included in the Company’s Consolidated Statement of Operations from November 1, 2006.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

A third-party firm was engaged to assist the Company in the process of determining the fair values of AP Semi’s tangible and intangible assets. The following table summarizes the estimated fair values of the tangible assets acquired and the liabilities assumed at the date of acquisition:

(in thousands)
Cash	$910
Accounts receivable	564
Inventory	904
Other current assets	138
Property and equipment	681

Total assets acquired	3,197

Accounts payable	(1,060)
Accrued liabilities	(555)

Total liabilities assumed	(1,615)

Net assets acquired	$1,582

The intangible assets recognized, apart from goodwill, represented contractual or other legal rights of AP Semi and those intangible assets of AP Semi that could be clearly identified. These intangible assets were identified and valued through interviews and analysis of data provided by AP Semi concerning development projects, their stage of development, the time and resources needed to complete them and, if applicable, their expected income generating ability. There were no other contractual or other legal rights of AP Semi clearly identifiable by management, other than those identified below. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was as follows:

(in thousands)
Fair value of net tangible assets acquired	$1,582
Intangible assets acquired:
Core developed technology	2,900
Customer and distributor relationships	580
In-process research and development	290
Goodwill	16,775

Purchase price	$22,127

Core developed technology—Core developed technology of approximately $2.9 million relates to the AP Semi’s analog power management IC technology. At the date of acquisition, the developed technology was complete and had reached technological feasibility. Any costs to be incurred in the future will relate to the ongoing maintenance of the developed technology and will be expensed as incurred. To estimate the fair value of the developed technology, an income approach was used with a discount rate of 25%, which included an analysis of future cash flows and the risks associated with achieving such cash flows. The discount rate was determined after consideration of the Company’s weighted average cost of capital and the weighted average return on assets. The developed technology is being amortized over its estimated useful life of three years.

Customer and distributor relationships—Customer and distributor relationships of approximately $580,000 represented the fair value of existing customer and distributor relationships. To estimate the fair value of the

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

Customer and distributor relationships, an income approach was used with a discount rate of 26%. The discount rate was determined after consideration of the Company’s weighted average cost of capital and the weighted average return on assets. Customer and distributor relationships are amortized over their estimated useful lives of three years.

In-process research and development—Development projects that had reached technological feasibility were classified as developed technology, and the value assigned to developed technology was capitalized. In-process research and development of approximately $290,000 reflected research projects that had not reached technological feasibility or had no alternative future use at the time of the acquisition and was immediately expensed. In order to achieve technological feasibility, the Company estimated the hours required to complete the projects to cost approximately $578,000. The Company estimated the fair value assigned to in-process research and development using the income approach, which discounts to present value the cash flows attributable to the technology once it had reached technological feasibility using a discount rate of 27%. The discount rate was determined after consideration of the Company’s weighted average cost of capital and the weighted average return on assets. The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time expected to be incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and overcoming the obstacles necessary to attain technological feasibility. The nature of the efforts required to develop the acquired in-process research and development into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. The weighted average stage of completion for all projects, in the aggregate, was approximately 85% as of the acquisition date. Upon completion, cash flows from sales of products incorporating those technologies were estimated to commence in fiscal 2007.

Goodwill. Goodwill of approximately $16.8 million represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition complements the Company’s ongoing product design and development activities targeted at portable consumer electronic devices, such as digital still cameras, personal media players and mobile phones. The acquisition also creates the ability to extend value to the customers by increasing the Company’s presence in key markets in China, Japan and Taiwan and provide local design support. These opportunities, along with the ability to hire the AP Semi’s workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. In accordance with SFAS 142, the Company is not amortizing goodwill. The Company will carry the goodwill at cost and test it for impairment annually in the third quarter of each year and whenever events indicate that an impairment may have occurred. The goodwill is deductible for tax purposes.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

The results of operations of AP Semi are included in the Company’s Consolidated Statement of Operations from October 31, 2006, the date of the acquisition. If the Company had acquired AP Semi at the beginning of the periods presented, the Company’s unaudited pro forma revenue, net loss and net loss per share would have been as follows:

	Years Ended December 31,
	2006	2005
	(in thousands, except per share data)
Revenue	$83,754	$68,847
Net loss	(5,920)	(2,261)
Net loss per share—basic	(0.14)	(0.11)
Net loss per share—diluted	(0.14)	(0.11)
Shares used in computing net loss per share—basic	43,477	21,025
Shares used in computing net loss per share—diluted	43,477	21,025

These results are not necessarily indicative of what the actual results of operations would have been if the acquisition of AP Semi had in fact occurred on the dates or for the periods indicated, nor do they purport to project the results of operations for any future periods or as of any date. These results do not give effect to any cost savings, operating synergies, and revenue enhancements which may result from the acquisition of AP Semi or the costs of achieving these cost savings, operating synergies, and revenue enhancements. The in-process research and development charge of approximately $290,000 is excluded for the years ended December 31, 2006 and 2005.

5. STOCKHOLDERS’ EQUITY

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

Warrants—During the year ended December 31, 2003, in connection with the issuance of a convertible promissory note, the Company issued warrants to purchase 41,953 shares of Series E preferred stock at $2.40 per share. The warrants are fully vested and expired on February 21, 2007. These shares of Series E preferred stock were converted to 41,953 shares of common stock warrants at the time of the Company’s initial public offering.

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

At the time of the Company’s initial public offering, all of the Company’s preferred stock warrants were exercised or converted to common stock warrants and a portion of the Company’s common stock warrants were exercised. As of December 31, 2006, there were 51,403 shares of common stock warrants outstanding.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

Stock Option Plan— The Company’s board of directors and stockholders approved the Company’s 2005 Equity Incentive Plan (the “2005 Plan) in May 2005. The 2005 Plan became effective upon the completion of the Company’s initial public offering in August 2005 and provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to its employees and its parent and subsidiary corporations’ employees, and for the grant of Nonstatutory stock options, restricted stock, stock appreciation rights, performance units and performance shares to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. Options generally vest over fours years and expire in 10 years. Shares available for grant under the 2005 Plan at December 31, 2006 was 2,355,529.

Under the 1998 Stock Plan (the “1998 Plan”), 11,139,291 shares of common stock have been authorized for the grant of incentive or nonqualified stock options as of December 31, 2005. Such options generally vest over four years and expire in 10 years. As a result of the approval of the 2005 Plan, no further grants were made under the 1998 Plan.

The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of an award. During 2006, the Company’s calculations were made using the following weighted average assumptions: volatility 58%; expected life of 4.68 years; risk free interest of 4.63%; and no dividend payments during the term. In 2005, subsequent to the Company’s initial public offering, the Company’s calculations were made using the following weighted average assumptions: volatility 60%; expected life of four years; risk free interest rate, ranging from 3.65 to 4.67%; and no dividend payments during the term. Prior to the Company’s initial public offering, the Company’s calculations were made using the minimum value option pricing model with following weighted average assumptions: expected life of four years; risk free interest rate, ranging from 2.83% to 3.26% in 2004; and no dividend payments during the expected term. The Company’s calculations are based on a single option valuation approach (resulting in equal amortization per period over the option term) and forfeitures are recognized as they occur.

For purposes of calculating volatility, the Company used the historical stock prices of an industry peer group for options granted prior to the Company’s IPO on August 8, 2006. For options granted subsequent to January 1, 2006, the Company used its historical stock price after its IPO. The Company changed its method of estimating expected volatility for options granted in fourth quarter of 2006 from exclusively relying on historical volatility to relying on combination of historical and market-based implied volatility in accordance with guidance in SFAS 123(R) and SAB 107. The Company determined that a combination of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. The Company derived the expected term assumption based on the Company and its peer group’s weighted average vesting period combined with the post-vesting holding period. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The Company has never declared or paid any cash dividends on common stock, and it does not anticipate paying any cash dividends in the foreseeable future.

The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company applied forfeiture rates of 8.3% to unvested options issued to directors and officers and 9.4% to unvested options issued to employees excluding directors and officers as of December 31, 2006. The Company will re-evaluate forfeiture rates quarterly and adjust them as necessary.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

The following table summarizes stock-based compensation expense related to employee stock options under SFAS 123(R), including the amortization of the intrinsic value under APB 25 for pre-April 4, 2005 options for the year ended December 31, 2006, and stock-based compensation expense related to employee stock options under APB 25, for the years ended 2005 and 2004, which was allocated as follows:

	2006	2005	2004
	(in thousands)
Cost of sales	$268	$112	$42
Research and development	2,403	784	300
Sales, general and marketing	3,472	1,493	576
Related tax effect	(214)	(13)	—

Total stock-based compensation expense	$5,929	$2,376	$918

A summary of the activity under the Company’s option plans as of December 31, 2006 and changes during the year then ended is presented below:

Options	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Instrinsic Value
	(in thousands, except per share data)
Outstanding at January 1, 2006	6,876	$4.84
Granted	2,375	$7.69
Exercised	(891)	$1.10
Forfeited or expired	(954)	$9.23

Outstanding at December 31, 2006	7,406	$5.64	6.5	$15,002

Vested or expected to vest at December 31, 2006	6,493	$5.44	6.5	$13,908

Exercisable at December 31, 2006	2,399	$3.39	6.0	$8,702

The weighted average grant date fair value of options granted during the years 2006, 2005 and 2004 was $7.68, $11.00 and $2.92, respectively.

The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) during fiscal 2006 was $9.2 million and the total amount of cash received by the Company from exercise of these options was approximately $980,000. Total fair value of options vested during fiscal 2006 was $5.6 million.

As of December 31, 2006, there was $15.3 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Deferred Stock Compensation—As discussed in Note 1, the Company accounted for its stock-based awards to employees using the intrinsic value method in accordance with APB 25 before its adoption of SFAS 123(R) in January 1, 2006. The Company recorded deferred stock compensation equal to the difference between the exercise price and deemed fair value of the Company’s common stock on the date of grant. The deferred stock compensation is reduced by forfeitures of unvested common stock options. Such net deferred stock compensation

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

was $0 million, $0.7 million and $7.7 million in 2006, 2005 and 2004, respectively. The compensation is being amortized to expense over the vesting period of the options, generally four years, using the straight-line award method. Amortization of deferred stock compensation is presented net of forfeitures of unvested previously amortized stock compensation. Amortization of deferred stock compensation, net of forfeitures, was $1.9 million, $2.2 million and $0.8 million in 2006, 2005 and 2004, respectively.

During 2006, the Company accelerated certain unvested portions of stock option awards granted to one of its employees. As a result, the Company recorded approximately $211,000 as compensation expense in 2006. Additionally, the Company recorded approximately $153,000 as compensation expense due to acceleration of certain unvested portions of the stock options granted to one of its former employees, as compensation for providing consulting services under a transition agreement.

During 2006, the Company issued nonstatutory options to nonemployees for the purchase of 10,000 shares of common stock at weighted average exercise price of $5.71 per share. Such options were issued for services provided by nonemployees and were fully vested one month later. Accordingly, the Company recorded $24,600 in 2006 as stock-based compensation for the fair values of the awards (using the Black-Scholes option pricing model with the following weighted average assumptions: expected life 4.05 years from date of grant; stock volatility 58%; risk free interest rate, 4.58%; and no dividends during the term).

During 2005, the Company issued nonstatutory options to nonemployees for the purchase of 32,500 shares of common stock at weighted average exercise price of $7.45 per share. Such options were issued for services provided by nonemployees and were immediately vested. Accordingly, the Company recorded $243,000 in 2005 as stock-based compensation for the fair values of the awards (using the Black-Scholes option pricing model with the following weighted average assumptions: expected life 10 years from date of grant; stock volatility 65-70%; risk free interest rate, 4.56% to 4.67%; and no dividends during the term).

During 2005, the Company issued 18,000 shares of common stock to a nonemployee. Accordingly, the Company recorded $24,000 as stock-based compensation.

During 2004, the Company issued nonstatutory options to nonemployees for the purchase of 27,000 shares of common stock at weighted average exercise price of $0.46 per share. Such options were issued for services provided by nonemployees and were immediately vested. Accordingly, the Company recorded $74,000 in 2004 as stock-based compensation for the fair values of the awards (using the Black-Scholes option pricing model with the following weighted average assumptions: expected life 10 years from date of grant; stock volatility 70%; risk free interest rate, 4.32% to 4.42%; and no dividends during the term).

Employee Stock Purchase Plan—During 2005, the Company initiated an Employee Stock Purchase Plan (“ESPP”), which allowed certain employees with the opportunity to purchase the Company’s Common Stock through payroll deductions. The ESPP qualifies under Section 423 of the Internal Revenue Code. Under the ESPP, the purchase price of the Company’s Common Stock is equal to 85% of the lesser of the fair market value of the Company’s Common Stock on the first day of the offering period, or the last day of the offering period. The Company’s offering period was from August 8, 2005 to December 30, 2005. As a result on December 30, 2005, the Company issued 29,119 additional shares through its ESPP. In 2006, the Company did not issue any shares through the ESPP.

Early Exercise of Options—The Company received $771,000 from the early exercise of options to purchase 1,716,903 shares of common stock in 2004. The unvested shares are subject to the Company’s repurchase right at

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options in accordance with SFAS 123(R) and reclassified to stockholders’ equity as the Company’s repurchase right lapses.

6. INCOME TAXES

The components of income tax provision are as follows:

	At December 31,
	2006	2005	2004
	(in thousands)
Current:
Federal	$62	$51	$456
State	21	8	203
Foreign	697	394	138

Total current tax	780	453	797

Deferred:
Federal	(409)	3,736	2,040
State	(219)	(133)	(52)
Foreign	(294)	—	—

Total deferred	(922)	3,603	1,988

Valuation allowance	—	—	(11,166)

Income tax (benefit) provision	$(142)	$4,056	$(8,381)

The foreign and domestic components of income before income tax are as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
United States	$(8,021)	$9,898	$6,342
Foreign	5,797	(3,757)	455

Income (loss) before income taxes	$(2,224)	$6,141	$6,797

Foreign earnings of approximately $4 million were considered to be permanently reinvested in the Company’s foreign operations through 2006.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

The effective tax rate differs from the applicable U.S. statutory federal income tax rate for the years ended December 31 as follows:

	2006	2005	2004
U.S. statutory federal tax rate	(34.0)%	35.0%	35.0%
State taxes, net of federal benefit	(9.4)	(2.1)	1.2
Foreign income at higher (lower) rates	9.3	24.5	(0.5)
Research and development credits	(22.4)	(5.1)	(0.2)
Deferred stock compensation	44.2	11.9	4.3
Noncash interest expense	—	—	0.1
Other	5.8	1.8	1.1
Change in valuation allowance	—	—	(164.3)

Effective tax rate	(6.5)%	66.0%	(123.3)%

The components of deferred income taxes are as follows:

	2006	2005
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$475	$1,512
Research and business tax credits	4,266	3,342
Stock compensation	1,129	—
Accruals and reserves not currently deductible	952	643
Other	—	172

	6,822	5,669
Deferred tax liability—depreciation	—	(77)

Total	$6,822	$5,592

Based on the available objective evidence (primarily, the Company’s recent history of profits), management concluded as of December 31, 2004 that it is more likely than not that the Company’s net deferred tax assets would be realizable. The amount estimated to be realizable was based on the average annual income before income taxes, excluding amounts not deductible or includable for tax return purposes, computed over the current and two preceding years and projected over the 20 year carry forward period for net operating loss deductions. As a result, the Company recognized a benefit in the amount of approximately $11.2 million from the release of its valuation allowance during 2004.

At December 31, 2006, the Company has federal and California net operating loss carry forward of approximately $317,000 and $6.1 million expiring on various dates principally beginning in 2012 and 2007, respectively. The Company’s available research and business tax credit carry forward for federal and state income tax purposes are approximately $2.8 million and $2.2 million, respectively. The federal research credits expire on various dates beginning in 2018. California research tax credits can be carried forward indefinitely.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

7. COMMITMENTS

Capital Lease Obligations—As of December 31, 2006, the costs of software and equipment under the capital leases included in property and equipment at December 31, 2006 was approximately $371,000. Accumulated amortization of leased equipment at December 31, 2006 was approximately $26,000. As of December 31, 2005, the Company had no outstanding capital lease obligations.

Operating Lease Obligations—The Company leases its primary facility and other offices, under operating leases which expire at various dates through 2008. Rental expense related to the Company’s operating leases totaled $1.4 million, $1.3 million and $919,000 for 2006, 2005 and 2004, respectively.

As of December 31, 2006, future minimum operating lease payments under all noncancelable leases are as follows:

	Capital Leases	Operating Leases
	(in thousands)
2007	$163	$932
2008	163	46
2009	42	—
2010	—	—
2011	—	—

Total minimum lease payments	368	$978

Less amount representing interest	(40)

Present value of minimum lease payments	328
Less current portion	137

Long-term capital lease obligations	$191

In January 2007, the Company entered into a sublease for its future principal executive offices from September 2007 through March 2016, occupying 42,174 square feet in Santa Clara, California. This facility will accommodate the Company’s principal engineering, technology, administrative and finance activities.

8. EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) tax-deferred savings plan for all employees who meet certain eligibility requirements. Participants may contribute, on a pre-tax basis not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. The Company matches employee contributions annually at 100% of the first 2% of employee contributions and 50% of the second 2% of employee contributions. All matching contributions vest 25% annually over four years. Contributions made by the Company were $279,000, $194,000 and $227,000 for 2006, 2005 and 2004, respectively.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

9. MAJOR CUSTOMERS

The following table summarizes net revenue and accounts receivable for customers which accounted for 10% or more of gross accounts receivable or net revenue:

	Accounts Receivable		Net Revenue
	December 31,		Years Ended December 31,
Customer	2006	2005	2006	2005	2004
A	24%	32%	28%	37%	43%
B	21	15	—	—	—
C	—	13	—	11	—
D	—	—	11	—	—

10. SEGMENT INFORMATION

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

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
South Korea	$45,783	$39,895	$31,612
Taiwan	15,967	13,931	8,760
China	13,432	10,313	7,614
Europe	3,356	1,848	2,188
Japan	1,176	1,553	591
North America (principally United States)	1,447	758	580

Total	$81,161	$68,298	$51,345

The following is a summary of revenue by product type:

	Years Ended December 31,
	2006		2005		2004
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
	(dollar amounts in thousands)
Display and Lighting Solutions	$45,121	56%	$35,755	52%	$23,321	45%
Interface and Power Management	17,710	22	18,835	28	15,281	30
Voltage Regulation and DC/DC Conversion	17,571	21	13,438	20	12,297	24
Battery Management	759	1	270	—	446	1

Total	$81,161	100%	$68,298	100%	$51,345	100%

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

The following is a summary of long-lived assets by geographic region:

	December 31,
Country	2006	2005
	(in thousands)
China	$20,347	$167
United States	2,975	1,617
Taiwan	382	396
Japan	267	101
South Korea	157	197
Hong Kong	86	107
Macau	26	46
Sweden	8	8
United Kingdom	1	2

Total	$24,249	$2,641

11. VALUATION AND QUALIFYING ACCOUNTS

The Company had the following activity in its valuation allowances:

	Bad Debt	Distributor Stock Rotation	Distributor Price Protection	Product Warranty	Deferred Tax Asset Valuation Allowance
	(in thousands)
Balance—January 1, 2004	10	375	—	321	11,166
Charged to costs and expenses	121	302	116	412	(11,166)
Deductions	(2)	(371)	(91)	(220)	—

Balance—December 31, 2004	129	306	25	513	—
Charged to costs and expenses	298	574	971	67	—
Deductions	(121)	(643)	(562)	(541)	—

Balance—December 30, 2005	$306	237	$434	$39	$—
Charged to costs and expenses	6	1,219	4,156	319	—
Deductions	(306)	(1,261)	(3,147)	(154)	—

Balance—December 30, 2006	$6	$195	$1,443	$204	$—

12. LITIGATION

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

Years Ended December 31, 2006, 2005 and 2004

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

In March 2006, the USITC responded to a petition filed by Linear Technology by initiating an investigation to determine if certain of the Company’s products infringe certain patents owned by Linear Technology pursuant to Section 337 of the Tariff Act. The patents involved in this action are a subset of the patents involved in the lawsuit that the Company filed against Linear Technology. The accused products include charge pumps and switching regulators and are similar to the products involved in the Company’s lawsuit with Linear Technology. The Company believes that none of its products infringe the Linear Technology patents in question. However, whether or not the Company prevails in this investigation, the Company expects to incur significant legal expenses. If the Company is unsuccessful in this case, its business and its ability to compete in foreign markets could be harmed, and the Company and its customers could be enjoined from importing the accused products into the United States, which could have a material adverse impact on the Company’s revenues, financial condition, results of operations and cash flows.

In July 2006, the Company settled its on-going patent litigation initiated by Siliconix against the Company concerning several United States Patents owned by Siliconix. Under the terms of the settlement, the Company and Siliconix agreed to dismiss all claims and counterclaims in the litigation. Both the Company and Siliconix will continue marketing their respective trench DMOS product lines. The settlement had no material impact on the Company’s financial statements.

13. SUBSEQUENT EVENT

On December 15, 2006, the Company offered a stock option exchange program (the “Exchange Offer”) to its employees, other than its executive officers under Section 16 of the Securities Exchange Act of 1934, giving them the right to tender outstanding stock options that were granted between August 4, 2005 and September 1, 2006, in exchange for new options to be issued on the day of the close of the Exchange Offer. On January 17, 2007, the expiration date of the Company’s Exchange Offer, the Company accepted for exchange from eligible employees, options to purchase an aggregate of approximately 1.3 million shares of the Company’s common stock. These stock options were cancelled as of that date. The Company issued new options to purchase an equal number of shares of the Company’s common stock with an exercise price at fair market value of $5.80 in exchange for the options cancelled in connection with the offer. These new options vest at the rate of 25% after one year and 6.25% every three months thereafter from the date of grant. The Company is expected to incur additional stock compensation expense of approximately $1.5 million from 2007 to 2010 related to the Exchange Offer.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	Mar. 31, 2006	Jun. 30, 2006	Sept. 30, 2006	Dec. 31, 2006
	(in thousands, except per share data)
Net sales	$18,289	$21,818	$20,103	$20,951
Cost of revenues (including stock-based compensation)*	7,134	8,752	9,100	9,570

Gross profit	11,155	13,066	11,003	11,381

Operating expenses:
Research and development (including stock-based compensation)*	6,055	5,788	5,371	6,558
Sales, general and administrative (including stock-based compensation)*	5,173	5,839	5,187	6,073
Patent litigation	383	1,375	3,490	3,288

Total operating expenses	11,611	13,002	14,048	15,919

Income (loss) from operations	(456)	64	(3,045)	(4,538)
Interest and investment income (expense):
Interest and investment income	1,252	1,435	1,665	1,536
Interest and other expense	(4)	(29)	(71)	(33)

Total interest and investment income, net	1,248	1,406	1,594	1,503

Income (loss) before income taxes	792	1,470	(1,451)	(3,035)
Provision for (benefit from) income taxes	46	266	—	(454)

Net income (loss)	$746	$1,204	$(1,451)	$(2,581)

Basic net income (loss) per common share	$0.02	$0.03	$(0.03)	$(0.06)
Diluted net income (loss) per common share	$0.02	$0.03	$(0.03)	$(0.06)
Shares used in basic net income (loss) per common share	42,994	43,364	43,624	43,915
Shares used in diluted net income (loss) per common share	46,927	46,818	43,624	43,915
* Pre-tax Stock-based Compensation Included in:
Cost of revenues	$87	$59	$46	$76
Research and development	557	624	618	604
Sales, general and administrative	762	803	825	1,082

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

	Three Months Ended
	Mar. 31, 2005	Jun. 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(in thousands, except per share data)
Net sales	$14,272	$14,475	$17,964	$21,587
Cost of revenues (including stock-based compensation)*	5,395	6,257	7,152	8,160

Gross profit	8,877	8,218	10,812	13,427

Operating expenses:
Research and development (including stock-based compensation)*	4,448	4,485	5,277	5,269
Sales, general and administrative (including stock-based compensation)*	4,040	3,803	4,906	4,875
Patent litigation	5	—	8	14

Total operating expenses	8,493	8,288	10,191	10,158

Income (loss) from operations	384	(70)	621	3,269
Interest and investment income (expense):
Interest and investment income	108	132	680	1,138
Interest and other expense	(14)	(6)	(30)	(71)

Total interest and investment income, net	94	126	650	1,067

Income before income taxes	478	56	1,271	4,336
Provision for income taxes	239	194	1,029	2,594

Net income (loss)	$239	$(138)	$242	$1,742

Basic net income (loss) per common share	$0.04	$(0.02)	$0.01	$0.04
Diluted net income (loss) per common share	$0.01	$(0.02)	$0.01	$0.04
Shares used in basic net income (loss) per common share	6,368	6,668	27,683	42,699
Shares used in diluted net income (loss) per common share	35,594	6,668	42,242	46,883
* Pre-tax Stock-based Compensation Included in:
Cost of revenues	$25	$33	$28	$26
Research and development	187	205	196	196
Sales, general and administrative	372	360	352	409

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2006, the end of our fiscal year. Such assessment excluded the internal controls over financial reporting related to our acquisition of Analog Power Semiconductor Corporation (“AP Semi”). Since we completed the acquisition of AP Semi on October 31, 2006, it was not possible to conduct a complete assessment of AP Semi’s internal control over financial reporting in the period between the completion of the acquisition and the date of our management’s assessment of our internal controls over financial reporting. Therefore, our conclusion in the Annual Report on Form 10-K regarding the effectiveness of our internal control over financial reporting as of December 31, 2006 does not include the internal controls over financial reporting of AP Semi. Our fiscal 2006 consolidated financial statements include the operating results of AP Semi for two months. During this period, these operations generated approximately 1% of total revenues. Additionally, AP Semi’s net and total assets as of December 31, 2006 were approximately 16% and 15% of consolidated net and total assets, respectively.

Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting excluding internal controls over financial reporting with respect to AP Semi, was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. In addition, on a quarterly basis we evaluate any changes to our internal control over financial reporting to determine if material changes occurred.

Our independent auditors have issued an audit report on our assessment of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Advanced Analogic Technologies, Inc.

Sunnyvale, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Advanced Analogic Technologies, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Analog Power Semiconductor Corporation (“AP Semi”), which was acquired on October 31, 2006 and whose financial statements constitute 16 percent and 15 percent of net and total assets, respectively, and 1 percent of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at AP Semi. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 7, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment.”

/s/    DELOITTE & TOUCHE LLP

San Jose, California

March 7, 2007

(c) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred in the fourth quarter of the period covered by this Annual Report of Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS

Executive Officers

The information required by this item with respect to our executive officers is set forth under the caption “Executive Officers” in Item 1 of this Report and is incorporated herein by reference.

Directors

The information required by this item with respect to our board of directors and committees thereof is set forth in our 2007 Proxy Statement under the caption “Election of Directors” and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in our 2007 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Code of Business Conduct and Ethics

The information required by this item with respect to our Code of Business Conduct and Ethics is set forth in our 2007 Proxy Statement under the caption “Code of Business Conduct and Ethics” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation and Other Matters” in our 2007 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our 2007 Proxy Statement and with respect to security ownership of certain beneficial owners, directors and executive officers is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2007 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships, Related Party Transactions and Director Independence” in our 2007 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Principal Accounting Fees and Services” in our 2007 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

•    Consolidated Statements of Operations

•    Consolidated Statements of Stockholders’ Equity and Comprehensive Income

•    Consolidated Statements of Cash Flows

•    Notes to Consolidated Financial Statements

(2) Schedules

See Note 11 to Consolidated Financial Statements included in Item 8 of this Report.

(3) Exhibits

The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Report.

(b) Exhibits

Exhibit Number	Description
‡‡2.1	Amended and Restated Share and Asset Purchase Agreement

*3.1	Amended and Restated Certificate of Incorporation of the Registrant

**3.2	Amended and Restated Bylaws of the Registrant

#4.1	Form of the Registrant’s Common Stock Certificate

#10.1	Form of Director and Executive Officer Indemnification Agreement

#10.2	1998 Stock Plan and forms of agreement thereunder

#10.3	2005 Equity Incentive Plan and form of agreement thereunder

#10.4	2005 Employee Stock Purchase Plan and form of agreement thereunder

#10.5	Employment Offer Letter between the Registrant and Richard K. Williams dated September 24, 1998

#10.6	Employment Offer Letter between the Registrant and Brian R. McDonald dated June 21, 2004

#10.7	Office Lease between the Registrant and Wolfe Road Investments No. 3, a partnership, dated August 4, 2004

#10.8	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated July 15, 2005

#10.9†	Joint Development Agreement between the Registrant and GEM Services, Inc. dated June 1, 1999

#10.10	Form of Warrant to Purchase Shares of Series E Preferred Stock

#10.11	Form of Warrant to Purchase Shares of Common Stock

#10.12†	Wafer Foundry Agreement, as amended, between the Registrant and HYNIX Semiconductor America dated June 4, 2002

Exhibit Number	Description

#10.12.1	Amendment dated effective May 1, 2005 to Wafer Foundry Agreement between the Registrant and HYNIX Semiconductor America dated June 4, 2002

#10.13	Amended and Restated Investors’ Rights Agreement dated October 27, 2003

#10.13.1	Amendment to Amended and Restated Investors’ Rights Agreement dated as of May 18, 2005

#10.14	Amended and Restated Voting Agreement dated October 27, 2003

#10.15	Form of Change of Control Agreement (Chief Executive Officer and Chief Financial Officer)

#10.16	Form of Change of Control Agreement (Vice Presidents)

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm

24.1	Power of Attorney (See signature page)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Incorporated by reference to the same number exhibit filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
*	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
**	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
‡‡	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on November 3, 2006.
***	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
†	Confidential treatment has been granted for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, Advanced Analogic Technologies Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunnyvale, California on the 7th day of March, 2007.

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

Signature	Title	Date

/S/ RICHARD K. WILLIAMS Richard K. Williams	President, Chief Executive Officer, Chief Technical Officer and Director (Principal Executive Officer)	March 7, 2007

/S/ BRIAN R. MCDONALD Brian R. McDonald	Chief Financial Officer, Vice President of Worldwide Finance and Secretary (Principal Financial Officer)	March 7, 2007

/S/ ASHOK CHANDRAN Ashok Chandran	Corporate Controller (Principal Accounting Officer)	March 7, 2007

/S/ SAMUEL J. ANDERSON Samuel J. Anderson	Director	March 7, 2007

/S/ KENNETH P. LAWLER Kenneth P. Lawler	Director	March 7, 2007

/S/ JAFF LIN Jaff Lin	Director	March 7, 2007

/S/ THOMAS WEATHERFORD Thomas Weatherford	Director	March 7, 2007

EXHIBIT INDEX

Exhibit Number	Description
‡‡2.1	Amended and Restated Share and Asset Purchase Agreement

*3.1	Amended and Restated Certificate of Incorporation of the Registrant

**3.2	Amended and Restated Bylaws of the Registrant

#4.1	Form of the Registrant’s Common Stock Certificate

#10.1	Form of Director and Executive Officer Indemnification Agreement

#10.2	1998 Stock Plan and forms of agreement thereunder

#10.3	2005 Equity Incentive Plan and form of agreement thereunder

#10.4	2005 Employee Stock Purchase Plan and form of agreement thereunder

#10.5	Employment Offer Letter between the Registrant and Richard K. Williams dated September 24, 1998

#10.6	Employment Offer Letter between the Registrant and Brian R. McDonald dated June 21, 2004

#10.7	Office Lease between the Registrant and Wolfe Road Investments No. 3, a partnership, dated August 4, 2004

#10.8	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated July 15, 2005

#10.9†	Joint Development Agreement between the Registrant and GEM Services, Inc. dated June 1, 1999

#10.10	Form of Warrant to Purchase Shares of Series E Preferred Stock

#10.11	Form of Warrant to Purchase Shares of Common Stock

#10.12†	Wafer Foundry Agreement, as amended, between the Registrant and HYNIX Semiconductor America dated June 4, 2002

#10.12.1	Amendment dated effective May 1, 2005 to Wafer Foundry Agreement between the Registrant and HYNIX Semiconductor America dated June 4, 2002

#10.13	Amended and Restated Investors’ Rights Agreement dated October 27, 2003

#10.13.1	Amendment to Amended and Restated Investors’ Rights Agreement dated as of May 18, 2005

#10.14	Amended and Restated Voting Agreement dated October 27, 2003

#10.15	Form of Change of Control Agreement (Chief Executive Officer and Chief Financial Officer)

#10.16	Form of Change of Control Agreement (Vice Presidents)

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm

24.1	Power of Attorney (See signature page)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Incorporated by reference to the same number exhibit filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
*	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
**	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
‡‡	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on November 3, 2006.
***	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
†	Confidential treatment has been granted for portions of this exhibit.