Form 10-Q
period 2007-03-31
ADVANCED ANALOGIC TECHNOLOGIES INC
filed 2007-05-01
CIK 1104042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

There were 44,571,753 shares of the Registrant’s common stock issued and outstanding as of April 30, 2007.

ADVANCED ANALOGIC TECHNOLOGIES, INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value)

	March 31, 2007	December 31, 2006 (*)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$57,839	$58,121
Short-term investments	49,914	49,566

Total cash, cash equivalents and short-term investments	107,753	107,687
Accounts receivable, net	11,748	11,037
Inventories	8,623	8,480
Prepaid expenses and other current assets	1,948	2,223
Restricted cash	700	700
Deferred income taxes	855	857

Total current assets	131,627	130,984

PROPERTY AND EQUIPMENT—NET	3,233	2,812
OTHER ASSETS	1,436	1,375
DEFERRED INCOME TAXES	7,680	5,965
INTANGIBLES—NET	2,997	3,287
GOODWILL	16,792	16,775

TOTAL ASSETS	$163,765	$161,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$9,853	$6,968
Accrued liabilities	5,159	6,714
Income tax payable	305	1,250
Current portion of capital lease obligations	141	138

Total current liabilities	15,458	15,070

Long-term income tax payable	2,212	—
Long-term capital lease obligations	155	191

Total liabilities	17,825	15,261

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—100,000,000 shares authorized; 44,561,653 and 44,064,729 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	44	44
Additional paid-in capital	161,517	160,088
Deferred stock-based compensation	(2,388)	(2,935)
Accumulated other comprehensive loss	(245)	(480)
Accumulated deficit	(12,988)	(10,780)

Total stockholders’ equity	145,940	145,937

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$163,765	$161,198

*	Amounts as of December 31, 2006 were derived from the December 31, 2006 audited financial statements.

See accompanying notes to condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amount)

	Three Months Ended March 31,
	2007	2006
NET REVENUE	$21,108	$18,289
Cost of revenues (including stock-based compensation of $65 and $87 for the three months ended March 31, 2007 and 2006, respectively)	9,932	7,134

GROSS PROFIT	11,176	11,155

OPERATING EXPENSES:
Research and development (including stock-based compensation of $611 and $557 for the three months ended March 31, 2007 and 2006, respectively)	7,103	6,055
Sales, general and administrative (including stock-based compensation of $1,034 and $762 for the three months ended March 31, 2007 and 2006, respectively)	6,202	5,173
Patent litigation	1,589	383

Total operating expenses	14,894	11,611

LOSS FROM OPERATIONS	(3,718)	(456)
INTEREST AND OTHER INCOME (EXPENSES):
Interest income	1,369	1,234
Interest expense and other income (expense)	(271)	14

Total interest and other income (expense), net	1,098	1,248

INCOME (LOSS) BEFORE INCOME TAXES	(2,620)	792
PROVISION FOR INCOME TAXES	131	46

NET INCOME (LOSS)	$(2,751)	746

NET INCOME (LOSS) PER SHARE:
Basic	$(0.06)	$0.02
Diluted	$(0.06)	$0.02
WEIGHTED AVERAGE SHARES USED IN NET INCOME (LOSS) PER SHARE CALCULATION:
Basic	44,319	42,994
Diluted	44,319	46,927

See accompanying notes to condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,751)	$746
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	700	383
Stock-based compensation	1,710	1,406
Excess tax benefit from share based payment awards	—	(447)
Change in prior year tax positions due to adoption of FIN 48	543	—
Provision for doubtful accounts	(4)	—
Loss on disposal of plant, property and equipment	1	—
Loss on liquidation of a foreign branch office	266	—
Changes in operating assets and liabilities:
Accounts receivable	(706)	(560)
Inventory	(138)	(189)
Prepaid expenses and other current assets	287	124
Other assets	(63)	(19)
Deferred income taxes	(1,715)	(842)
Accounts payable	2,987	724
Accrued expenses	(1,589)	(943)
Other long term liabilities	—	(9)
Income taxes payable	1,267	(177)

Net cash provided by operating activities	795	197

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant, property and equipment	(919)	(571)
Purchases of short-term investments	(13,341)	—
Proceeds from sales and maturities of short-term investments	13,000	—

Net cash used in investing activities	(1,260)	(571)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options and common stock warrants	260	434
Tax benefit from equity transactions	—	1,276
Principal payments on capital lease obligations	(33)	—

Net cash provided by financing activities	227	1,710

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(44)	(3)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(282)	1,333
CASH AND CASH EQUIVALENTS—Beginning of period	58,121	124,377

CASH AND CASH EQUIVALENTS—End of period	$57,839	$125,710

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Increases (decreases) in accounts payable and accrued liabilities related to property and equipment purchases	$(87)	—
Cash paid for interest	$9	1
Cash paid for income taxes	$37	237

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Advanced Analogic Technologies Incorporated (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Registration Statement on Form 10-K filed with the SEC on March 8, 2007.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other future period. The consolidated balance sheet as of December 31, 2006 is derived from the audited consolidated financial statements as of and for the year then ended.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments purchased with original maturities of 90 days or less at the time of purchase. Investments with maturities of over 90 days at the time of purchase are classified as short-term investments.

Investments

The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). At March 31, 2007, the Company had investments in short-term debt instruments which were classified as available-for-sale under SFAS 115. Short-term investments consist primarily of high grade debt securities with a maturity of greater than 90 days when purchased. The Company classifies investments with maturities greater than one year as short-term investments as it considers all investments a potential source of operating cash regardless of maturity date. The Company’s debt securities are carried at fair market value with the related unrealized gains and losses included in accumulated other comprehensive loss, which is a separate component of stockholders’ equity. The cost of securities sold is based on specific identification method. Interest earned on securities is included in “Interest income” in the Condensed Consolidated Statements of Operations. The fair value of investments is determined using quoted market prices for those securities.

In addition to debt securities, a portion of the Company’s investment portfolio consists of an equity investment in a non-publicly traded company. The Company has classified this investment as long-term other assets. This investment is carried at cost and evaluated for other than temporary impairment at each reporting period.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FIN 48

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was approximately $2,417,000. If such unrecognized tax benefits are recognized, the effective tax rate would be affected. As a result of the implementation of FIN 48, the Company recognized approximately $550,000 of a net decrease in the liability for unrecognized tax benefits which was accounted for as follows:

Increase in Retained Earnings (cumulative effect)	$848,000
Decrease in Retained Earnings (cumulative effect)	$(305,000)
Reduction in Deferred Tax Assets	$7,000

Decrease in Liability	$550,000

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2006, the Company recognized approximately $16,000 in penalties and interest. During the years ended December 31, 2005 and 2004, no penalties and interest were recognized. There had been no payment of interest and penalties accrued at December 31, 2006. Upon adoption of FIN 48 on January 1, 2007, the Company increased its accrual for interest and penalties to approximately $95,000.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s tax years for 1997 through 2004 are subject to examination by the tax authorities. Currently, an estimate of the range of the reasonably possible change in unrecognized tax benefits in the next 12 months cannot be made. The Company is no longer subject to foreign examinations by tax authorities for years before 2001.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 applies to all entities and is effective for fiscal years beginning after November 15, 2007. The Company does not believe SFAS 159 will have any material impact on its financial statements.

3. STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values.

The following table summarizes stock-based compensation expense related to employee stock options under SFAS 123(R), including the amortization of the intrinsic value under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” for pre-April 4, 2005 options, for the three months ended March 31, 2007 and March 31, 2006, which was allocated as follows:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Cost of sales	$65	$87
Research and development	611	557
Sales, general and marketing	1,034	762

Related tax effect	(377)	(91)

Total stock-based compensation expense	$1,333	$1,315

On January 17, 2007, the Company accepted for exchange from eligible employees (excluding directors and Section 16 officers), options to purchase an aggregate of approximately 1.3 million shares of the Company’s common stock, pursuant to a stock option exchange program (the “Exchange Offer”) under Section 16 of the Securities Exchange Act of 1934, giving them the right to tender outstanding stock options that were granted between August 4, 2005 and September 1, 2006 (the “Old Options”). The Old Options were cancelled as of January 17, 2007. The Company granted new options to purchase an equal number of shares of its common stock with an exercise price at fair market value of $5.80 in exchange for the options cancelled in connection with the offer. These new options vest at the rate of 25 percent after one year starting from January 17, 2007 and 6.25 percent every three months thereafter. The Company calculated incremental compensation costs related to the Exchange Offer as required by SFAS 123(R), which together with the unamortized costs related to the Old Options, will be amortized over the vesting period of the new options.

For options granted subsequent to January 1, 2006, including the new options granted as a result of the Exchange Offer, the Company estimated expected volatility for options granted relying on a combination of historical and market-based implied volatility in accordance with guidance in SFAS 123(R) and Staff Accounting Bulletin No. 107. The Company determined that a combination of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. The Company derived the expected term assumption based on the Company and its peer group’s weighted average vesting period combined with the post-vesting holding period. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The Company has never declared or paid any cash dividends on common stock, and it does not anticipate paying any cash dividends in the foreseeable future.

The following table includes the weighted average assumptions utilized for purposes of calculating the valuation of the Company’s stock option grants for the three months ended March 31, 2007 and March 31, 2006:

	Three Months Ended March 31,
	2007	2006
Volatility	50%	56%
Expected option term	4.25	6.25
Expected dividend yield	0%	0%
Risk free interest rate	4.50%	4.55%

4. NET INCOME (LOSS) PER SHARE

The Company calculates net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Under SFAS 128, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period excluding shares subject to repurchase. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities, which consist of convertible preferred stock and common stock options and warrants, common stock subject to repurchase and preferred stock warrants. Basic and diluted net loss per share are the same for the three months ended March 31, 2007 due to the Company’s loss for that period. Approximately two million shares of dilutive potential common shares were excluded from the net loss per share calculation, as their inclusion would have been antidilutive.

A reconciliation of shares used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Weighted average common shares outstanding	44,395	43,403
Weighted average shares subject to repurchase	(76)	(409)

Shares used to calculate basic net income (loss) per share	44,319	42,994

Effect of dilutive securities:
Common and preferred stock warrants	—	14

Common stock options	—	3,510
Weighted average shares subject to repurchase	—	409

Dilutive potential common stock	—	3,933

Weighted average common shares outstanding, assuming dilution	44,319	46,927

5. OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive income (loss), net of taxes, are as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net income (loss)	$(2,623)	$746
Changes in cumulative translation adjustment	230	4
Changes in unrealized gains /losses on investments, net of taxes	5	—

Total other comprehensive income (loss)	$(2,388)	$750

The changes in cumulative translation adjustment during the first quarter of 2007 included a write-off of $0.3 million cumulative translation adjustment loss as a result of the liquidation of the Company’s Sweden branch office.

6. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

	March 31, 2007	December 31, 2006
	(in thousands)
Work in process	$5,727	$5,748
Finished goods	2,896	2,732

Total inventories	$8,623	$8,480

Computers and software	$4,433	$4,183
Office and test equipment	3,925	3,622
Leasehold improvements	852	589

	9,210	8,394

Accumulated depreciation and amortization	(5,977)	(5,582)

Total property and equipment, net	$3,233	$2,812

Accrued payroll and benefits	$2,337	$2,381
Deferred revenue	569	1,063
Accrued legal and accounting services	919	818
Warranty reserve	95	204
Accrued payables and other	1,239	2,248

Total accrued liabilities	$5,159	$6,714

7. SEGMENT INFORMATION

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

The following is a summary of revenue by geographic region based on the location to which the product is shipped:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
South Korea	$11,592	$11,622
Taiwan	3,018	3,328
China	5,226	2,121
Europe	550	741
Japan	147	175
North America (principally United States)	575	302

Total	$21,108	$18,289

The following is a summary of revenue by product type:

	Three Months Ended March 31,
	2007		2006
	Amount	Percent of net revenue	Amount	Percent of net revenue
	(dollar amounts in thousands)
Display and Lighting Solutions	$11,901	56%	$10,466	57%
Interface and Power Management	3,762	18%	4,366	24%
Voltage Regulation and DC/DC Conversion	5,055	24%	3,423	19%
Battery Management	390	2%	34	0%

Total	$21,108	100%	$18,289	100%

The following table summarizes net revenue and accounts receivable for customers who accounted for 10% or more of accounts receivable or net revenue:

	Accounts Receivable		Net Revenue
	March 31, 2007	December 31, 2006	March 31,
Customer			2007	2006
A	27%	24%	24%	35%
B	18%	—	14%	—
C	12%	21%	12%	—

8. INCOME TAXES

The Company recorded tax provision of $131,000 and $46,000 for the first quarters of 2007 and 2006, respectively. The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, the Company determines deferred tax assets and liabilities based upon the differences between the financial statement and tax bases of our assets and liabilities using tax rates in effect for the year in which the Company expects the differences to affect taxable income. The Company adopted SFAS 123(R) as of January 1, 2006, and, as a result, incurred significant stock-based compensation expense, most of which related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the quarter when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously expensed stock compensation. During the three months ended March 31, 2007 and March 31, 2006, tax expense was reduced by approximately $21,000 and $0.1 million respectively, as a result of disqualifying dispositions. As of March 31, 2007, we had not recorded tax benefits related to tax deductions in excess of previously expensed stock compensation because the Company has a net operating loss carry forward. Due to the termination of certain non statutory options, tax benefits recognized in prior periods from such stock compensation expense were reversed during the quarter ended March 31, 2006. During the three months ended March 31, 2007, tax expense was increased by approximately $205,000 as a result of reversal of tax benefits recognized under SFAS 123(R).

The percentage tax rate reflected in our results of operations is based on an estimate of net income for the fiscal year 2007 that we make at the end of each quarter. At March 31, 2007, without tax benefits realized through disqualifying dispositions and reversal of tax benefit recognized under SFAS 123(R), our full year estimate of the 2007 effective tax rate was approximately (2)%. However, with tax benefits realized through disqualifying dispositions and reversal of tax benefit recognized under SFAS 123(R), the effective tax rate was approximately 5%.

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

Because the subject matter of this action is similar to the subject matter involved in the Company’s lawsuit with Linear Technology, the Company believes the expected costs associated with these two matters to be substantially less than the costs that would typically result from two unrelated matters. If the Company is unsuccessful in this case, its business and ability to compete in foreign markets could be harmed, and it could be enjoined from selling the accused products in the United States, either directly or indirectly, which could have a material adverse impact on the Company’s revenues, financial condition, results of operations and cash flows.

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

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q. Other than as required by applicable laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Our net revenue in the first quarter of 2007 increased 15 percent compared to the first quarter of 2006 primarily as a result of increased revenue from sale of our Display, Lighting Solutions, Voltage Regulation and DC/DC Conversion product families. Gross profit in the first quarter of 2007 declined eight percent compared to the first quarter of 2006 primarily due to unfavorable change in the product mix sold during the first quarter of 2007.

Cash, cash equivalent and short term investments as of March 31, 2007 remained flat at $108 million compared to December 31, 2006. We continue to be debt free as of March 31, 2007.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts in our condensed consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenues, inventories, asset impairments, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Management believes that there have been no significant changes during the three months ended March 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

The following table sets forth our unaudited historical operating results, in dollar amounts and as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2007		2006
	(in thousands except percentages)
Net revenue	21,108	100.0%	18,289	100.0%
Cost of revenue	9,932	47.1	7,134	39.0

Gross profit	11,176	52.9	11,155	61.0
Operating expenses:
Research and development	7,103	33.7	6,055	33.1
Sales, general and administrative	6,202	29.4	5,173	28.3
Patent litigation	1,589	7.5	383	2.1

Total operating expenses	14,894	70.6	11,611	63.5

Income (loss) from operations	(3,718)	(17.6)	(456)	(2.5)
Interest and other income (expense), net:
Interest income	1,369	6.5	1,234	6.7
Interest expense and other income (expense), net	(271)	(1.3)	14	0.1

Total interest and other income, net	1,098	5.2	1,248	6.8

Income (loss) before income taxes	(2,620)	(12.4)	792	4.3
Provision for income taxes	131	0.6	46	0.3

Net income (loss)	(2,751)	(13)	746	4.0

Comparison of Three Months ended March 31, 2007 and March 31, 2006

Revenues

The following table illustrates our net revenue by principal product families:

	Three Months Ended March 31,
	2007		2006
	Amount	Percent of net revenue	Amount	Percent of net revenue
	(dollar amounts in thousands)
Display and Lighting Solutions	$11,901	56%	$10,466	57%
Interface and Power Management	3,762	18%	4,366	24%
Voltage Regulation and DC/DC Conversion	5,055	24%	3,423	19%
Battery Management	390	2%	34	0%

Total	$21,108	100%	$18,289	100%

Our net revenue for the three months ended March 31, 2007 as compared to 2006 increased $2.8 million, or 15 percent. This growth was primarily attributable to our Display, Lighting Solutions, Voltage Regulation and DC/DC Conversion product families, as a result of increased demand.

Geographically, sales to China increased due to higher demand from several of our distributors while sales to Europe and Korea decreased slightly.

Gross Profit

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)
	(dollar amounts in thousands)
Net revenue	$21,108	$18,289	$2,819	15.4%
Cost of revenue	9,932	7,134	2,798	39.2%

Gross profit	$11,176	$11,155

Gross profit margin percentage	52.9%	61.0%	(8.0%)

Our gross margin was 52.9 percent for the three months ended March 31, 2007, compared to 61.0 percent for the three months ended March 31, 2006. This decrease was primarily due to an unfavorable change in product mix in the first quarter of 2007 as we sold more lower-margin products.

During the first quarter of 2007, our gross inventory write-down was approximately $1.1 million, offset by the sale of $1.0 million of previously written down inventory. During the first quarter of 2006, our gross inventory write-down was approximately $0.6 million, offset by the sale of $0.6 million of previously written down inventory. The net effect of inventory write-down on our gross margin has been flat.

Research and Development

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)
	(dollar amounts in thousands)
Research and development	$7,103	$6,055	$1,048	17.3%

Percentage of net revenue	33.7%	33.1%	.6%

Research and development expenses for the three months ended March 31, 2007 increased as compared to 2006 primarily due to a $0.6 million increase in payroll and benefit related expenses as a result of higher headcount, a $0.3 million increase in engineering expenses as we continue to develop new products and a $0.1 million increase in travel expense and outside services.

Sales, General and Administrative

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)
	(dollar amounts in thousands)
Sales, general and administrative	$6,202	$5,173	$1,029	19.9%

Percentage of net revenue	29.4%	28.3%	1.1%

Sales, general and administrative expenses for the three months ended March 31, 2007 increased as compared to 2006 primarily due to a $0.7 million increase in payroll and benefit related expenses as a result of higher headcount and a $0.3 million increase in stock compensation expenses. Sales, general and administrative expense as a percentage of net revenue increased one percent.

Patent Litigation

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)
	(dollar amounts in thousands)
Patent litigation	$1,589	$383	$1,206	314.9%

Percentage of net revenue	7.5%	2.1%	5.4%

Patent litigation expenses for the three months ended March 31, 2007 increased as compared to 2006 as we continue to defend our positions in litigation. We believe that we will incur additional litigation expenses in 2007 although at a lower rate than in 2006. For a description of litigation expenses please see Note 9, Legal Proceedings, to the Consolidated Financial Statements for further details.

Interest and Investment Income

Interest and investment income was approximately $1.4 million in the first quarter of 2007 as compared to $1.2 million in the first quarter of 2006 due to slightly higher average interest rates.

Interest and Other Expense

Other expense in the first quarter of 2007 was approximately $0.3 million, primarily consisting of a $0.3 million write-off of cumulative translation adjustment loss as a result of the liquidation of our Sweden branch office.

Provision for Income Taxes

Our income tax provision was approximately $131,000 and $46,000 for the first quarters ended March 31, 2007 and 2006, respectively. The increase is primarily due to adoption of SFAS 123(R). We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, we determine deferred tax assets and liabilities based upon the differences between the financial statement and tax bases of our assets and liabilities using tax rates in effect for the year in which we expect the differences to affect taxable income. We adopted SFAS 123(R) as of January 1, 2006, and, as a result, incurred significant stock-based compensation expense, most of which related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the quarter when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously expensed stock compensation. During the three months ended March 31, 2007 and March 31, 2006, tax expense was reduced by approximately $21,000 and $0.1 million respectively, as a result of disqualifying dispositions. As of March 31, 2007, we had not recorded tax benefits related to tax deductions in excess of previously expensed stock compensation because of our net operating loss carry forward. Due to the termination of certain non statutory options, tax benefits recognized in prior periods from such stock compensation expense were reversed during the quarter ended March 31, 2006. During the three months ended March 31, 2007, tax expense was increased by approximately $205,000 as a result of reversal of tax benefits recognized under SFAS 123(R).

The percentage tax rate reflected in our results of operations is based on an estimate of net income for the fiscal year 2007 that we make at the end of each quarter. At March 31, 2007, without tax benefits realized through disqualifying dispositions and reversal of tax benefit recognized under SFAS 123(R), our full year estimate of the 2007 effective tax rate was approximately (2)%. However, with tax benefits realized through disqualifying dispositions and reversal of tax benefit recognized under SFAS 123(R), the effective tax rate was approximately 5%.

Recently Issued Accounting Pronouncements

FIN 48

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

We adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was approximately $2,417,000. If such unrecognized tax benefits are recognized, the effective tax rate would be affected. As a result of the implementation of FIN 48, we recognized approximately $550,000 of a net decrease in the liability for unrecognized tax benefits which was accounted for as follows:

Increase in Retained Earnings (cumulative effect)	$848,000
Decrease in Retained Earnings (cumulative effect)	$(305,000)
Reduction in Deferred Tax Assets	$7,000

Decrease in Liability	$550,000

Included in the balance of unrecognized tax benefits at January 1, 2007, are approximately $543,000 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at January 1, 2007, are approximately $7,000 of tax benefits that, if recognized, would result in adjustments to deferred tax assets.

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2006, we recognized approximately $16,000 in penalties and interest. During the years ended December 31, 2005 and 2004, no penalties and interest were recognized. There had been no payment of interest and penalties accrued at December 31, 2006. Upon adoption of FIN 48 on January 1, 2007, we increased its accrual for interest and penalties to approximately $95,000.

We are subject to taxation in the United States and various states and foreign jurisdictions. Our tax years for 1997 through 2004 are subject to examination by the tax authorities. Currently, an estimate of the range of the reasonably possible change in unrecognized tax benefits in the next 12 months cannot be made. We are no longer subject to foreign examinations by tax authorities for years before 2001.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 applies to all entities and is effective for fiscal years beginning after November 15, 2007. We do not believe SFAS 159 will have any material impact on our financial statements.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)
	(dollar amounts in thousands)
Net cash provided by operating activities	$795	$197	$598	304%

Net cash used in investing activities	(1,260)	(571)	(689)	121%

Net cash provided by financing activities	227	1,710	(1,483)	-87%
Effect of exchange rate changes on cash and cash equivalents	(44)	(3)	(41)	1367%

Net increase (decrease) on cash and cash equivalents	$(282)	$1,333	$(1,615)	-121%

Our cash, cash equivalents and short term investments were $107.8 million as of March 31, 2007 and $107.7 million as of December 31, 2006.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $0.8 million for the three months ended March 31, 2007. Net loss of $2.8 million was adjusted for non-cash charges consisting primarily of $0.7 million of depreciation and amortization expense and $1.7 million of stock-based compensation expense. Accounts payable balance increased $3 million, offset by a decrease of $1.6 million in accrued expenses. The net increase was primarily due to increased purchases of materials and production equipment to meet expected demand. Accounts receivable balance increased due to higher revenue during the period. Depreciation and amortization expense increased mainly due to amortization of acquired intangible assets related to our acquisition of AP Semi during the fourth quarter of 2006.

Net cash provided by operating activities was $0.2 million for the three months ended March 31, 2006, which primarily consisted of net income of $0.7 million and an increase of $0.7 million in accounts payable, offset by decreases in accrued liabilities of

$0.9 million, increases in deferred tax assets of $0.8 million, increases in accounts receivable of $0.6 million, decreases in income taxes payable and increases in inventory of approximately $0.2 million. In addition, we had an aggregate of $1.4 million of stock-based compensation expense, $0.4 million of depreciation and amortization expense and a net amount of $0.4 million attributable to tax benefits from exercises of common stock options and warrants. Our accounts receivable balance increased due to the timing of sales during the fourth quarter of fiscal 2005, when we experienced greater sales during the beginning of the quarter compared to the current quarter. Increases in our current assets are primarily attributable to increases in our current portion of our deferred tax assets.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1.3 million in the three months ended March 31, 2007, primarily as a result of $0.9 million used to purchase various equipment and to support our internal infrastructure growth and a net cash outflow of $0.4 million from purchases and maturities of our short-term investments.

Net cash used in investing activities was $0.6 million in the three months ended March 31, 2006, primarily as a result of cash used to purchase various engineering software and to support our internal infrastructure growth in the first quarter of 2006.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.2 million in the three months ended March 31, 2007, primarily as a result of $0.3 million net proceeds from exercises of common stock options.

Net cash provided by our financing activities was $1.7 million in the three months ended March 31, 2006, primarily as a result of net proceeds from exercises of common stock options and warrants and their related tax benefit.

Liquidity

We believe our existing cash, cash equivalents and short-term investment balances, as well as cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Our long-term future capital requirements will depend on many factors, including our level of revenue, the timing and extent of spending to support our product development efforts, the expansion of sales and marketing activities, the timing of our introductions of new products, the costs to ensure access to adequate manufacturing capacity, our level of acquisition activity or other strategic transactions, the continuing market acceptance of our products and the amount and intensity of our litigation activity. We could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all.

Off Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us.

Contractual Obligations

The following table describes our principal contractual cash obligations as of March 31, 2007:

	Total	Remaining 2007	2008	2009	2010	2011	2012 and beyond
	(in thousands)
Obligations under capital leases	$296	$104	$151	$41	$—	$—	$—

Operating leases	4,979	932	483	426	443	464	2,231
Purchase commitments (1)	7,991	6,285	525	787	394	—	—

Total contractual obligations	$13,266	$7,321	$1,159	$1,254	$837	$464	$2,231

(1)	Purchase commitments consist primarily of our commitment to purchase wafers and technology licenses.

In January 2007, we entered into a sublease for our future principal executive offices from September 2007 through March 2016, occupying 42,174 square feet in Santa Clara, California. This facility will accommodate our principal engineering, technology, administrative and finance activities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2007, we had cash and cash equivalents totaling $57.8 million, compared to $58.1 million at December 31, 2006. At March 31, 2007, we had $49.9 million in short-term investments as compared to $49.6 at December 31, 2006. Cash equivalents have an original or remaining maturity when purchased of 90 days or less; short-term investments generally have an original or remaining maturity when purchased of greater than 90 days. The taxable equivalent interest rates for the three months ended March 31, 2007, on those cash equivalents and short-term investments average approximately 5.4%. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit.

A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at March 31, 2007 would cause the fair value of these investments to decrease by an immaterial amount, which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income. Based upon our analysis the fair values did not change materially as our investments are of short duration.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of March 31, 2007 our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2007 covered by this Quarterly Report of Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We receive a substantial portion of our revenues from two of our customers, LG Electronics Inc. of South Korea and Samsung of South Korea. We received an aggregate of approximately 24% and 14% of our revenue from LG and Samsung for the first quarter of 2007 and 35% and 10% in the first quarter of 2006, respectively. We anticipate that we will continue to be dependent on LG and Samsung for a significant portion of our revenue in the immediate future; however, we do not have long-term contractual purchase commitments from LG and Samsung, and we cannot assure you that LG and Samsung will continue to be our customers.

We received an aggregate of approximately 80% of our revenues from our ten largest customers for the first quarter of 2007. Any action by LG and Samsung or any of our other largest customers that affects our orders, product pricing or vendor status could significantly reduce our revenues and harm our financial results. In the future, our sales to LG and Samsung or our other large customers will continue to be susceptible to this type of quarterly fluctuation as our customers manage their inventories, principally for seasonal variations. In particular, our customers’ increase in inventory of our products in advance of this peak buying season for wireless handsets often leads to sequentially lower sales of our products in the first calendar quarter and, potentially, late in the fourth calendar quarter. Because our largest customers account for such a significant part of our business, the loss of, or a decline in sales to, any of our major customers would negatively impact our business.

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

We obtain a portion of our revenues through sales to distributors located in Asia who act as our fulfillment representatives. Sales to distributors accounted for 39% and 33% of our revenues for the first quarters of 2007 and 2006, respectively. In the normal course of their operation as fulfillment representatives, these distributors typically perform functions such as order scheduling, shipment coordination, inventory stocking, payment and collections and, when applicable, currency exchange between purchasers of our products and these distributors. Our distributors’ compensation for these functions is reflected in the price of the products we sell to these distributors. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. If these distributors are unable to pay us in a timely manner or if we anticipate that they will not pay us, we may elect to withhold future shipments, which could adversely affect our operating results. If one of our distributors experiences severe financial difficulties, becomes insolvent or declares bankruptcy, we could lose product inventory held by that distributor and we could be required to write off the value of any receivables owed to us by that distributor. We could also be required to record bad debt expense in excess of our reserves. In the future, we may not be successful in recognizing these indications or in finding replacement distributors in a timely manner, or at all, which could harm our operating results, cash flow and financial condition.

Our distributor arrangements often require us to accept product returns and to provide price protection and if we fail to properly estimate our product returns and price protection reserves, this may adversely impact our reported financial information.

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

Substantially all of our manufacturing suppliers, customers and operations are located in Asia, which subjects us to additional risks, including regional economic influences, logistical complexity, political instability, natural disasters including earthquakes and currency fluctuations.

We conduct, and expect to continue to conduct, almost all of our business with companies that are located outside the United States. Based on ship-to locations, we derived approximately 97% and 98% of our revenues from customers outside of the United States in the first quarters of 2007 and 2006, respectively. Approximately 95% and 94% of our revenues came from customers in Asia, particularly South Korea, Taiwan, China and Japan, in the first quarters of 2007 and 2006, respectively. A vast majority of our contract manufacturing operations are located in South Korea, Taiwan, Malaysia and China. In addition, we have a design center in Shanghai with 30 employees as of March 31, 2007. As a result of our international focus, we face several challenges, including:

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

We have also grown from 110 employees on January 1, 2004 to 262 employees on March 31, 2007, with many located in regional and international offices. Our international growth may subject us to income and transaction taxes in the United States and in multiple foreign locations. Our future effective tax rates could be affected by changes in our U.S. and foreign tax estimates and liabilities, or changes in tax laws or the interpretation of such tax laws. If additional taxes are assessed against us, our operating results or financial condition could be materially affected.

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

Changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. Further, as a result of certain ongoing employment and capital investment commitments made by us, our income in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from tax. Our failure to meet such commitments could adversely impact our effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

The requirement that we expense employee stock options has significantly reduced our net income and will continue to do so in future periods.

We adopted SFAS 123(R) effective January 1, 2006, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. As a result of adopting SFAS 123(R), we now have additional stock compensation expense associated with grants after April 4, 2005, the date of our initial filing of our registration statement in connection with our initial public offering, based on the grant date fair value. The ultimate amount of future stock compensation expense will depend upon the number of grants, the estimated grant date fair value, which depends upon significant assumptions including stock volatility and estimated term, the assumed forfeiture rate and the requisite service period for future grants. This expense has had a significant impact on our results of operations since 2006. We have recorded approximately $1.7 million and $1.4 million of stock based compensation expense under SFAS 123(R) for the quarters ended March 31, 2007 and 2006, respectively. We believe that this will continue to have a significant impact on our future operating results.

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

Our compliance with the Sarbanes-Oxley Act of 2002 in the future will depend on the effectiveness of our financial reporting, integrity of the data, and effective controls across our operating subsidiaries. Part of our growth strategy has been, and may continue to be, growth through the acquisition of complementary businesses. We expect the controls over the mergers and acquisitions and integration processes to be complex and thus increase difficulty and costs in managing and enforcing the controls over the acquired businesses. Any failure to implement the required controls on the acquired businesses could cause it to fail to meet our financial reporting requirements. Inferior internal controls could also cause investors to lose confidence in our reported financial information and could have a negative impact on the trading price of our stock. In addition, because of the uncertainty of the recent SEC and Public Company Accounting Oversight Board proposals regarding Section 404, we cannot be certain that the controls we designed, implemented and maintained are effective to meet the new and future measures.

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

Dated: May 1, 2007	By:	/s/ Brian R. McDonald
Brian R. McDonald
Chief Financial Officer, Vice President of Worldwide Finance and Secretary

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.