Form 10-Q
period 2007-06-30
ADVANCED ANALOGIC TECHNOLOGIES INC
filed 2007-07-31
CIK 1104042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

There were 44,843,588 shares of the Registrant’s common stock issued and outstanding as of July 30, 2007.

ADVANCED ANALOGIC TECHNOLOGIES, INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts and par value)

	June 30, 2007	December 31, 2006 (*)
Assets
Current assets
Cash and cash equivalents	$51,424	$58,121
Short-term investments	58,469	49,566

Total cash, cash equivalents and short-term investments	109,893	107,687
Accounts receivable, net	11,803	11,037
Inventories	11,515	8,480
Prepaid expenses and other current assets	1,955	2,223
Restricted cash	700	700
Deferred income taxes	867	857

Total current assets	136,733	130,984
Property and equipment, net	3,603	2,812
Other assets	1,481	1,375
Deferred income taxes	7,684	5,965
Intangible assets, net	2,707	3,287
Goodwill	16,792	16,775

Total assets	$169,000	$161,198

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$11,228	$6,968
Accrued liabilities	7,290	6,714
Income tax payable	872	1,250
Current portion of capital lease obligations	144	138

Total current liabilities	19,534	15,070
Long-term income tax payable	2,375	—
Long-term other liabilities	20	—
Long-term capital lease obligations	118	191

Total liabilities	22,047	15,261

Stockholders’ equity
Common stock, $0.001 par value—100,000,000 shares authorized; 44,819,838 and 44,064,729 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	45	44
Additional paid-in capital	162,979	160,088
Deferred stock-based compensation	(1,917)	(2,935)
Accumulated other comprehensive loss	(277)	(480)
Accumulated deficit	(13,877)	(10,780)

Total stockholders’ equity	146,953	145,937

Total liabilities and stockholders’ equity	$169,000	$161,198

*	Amounts as of December 31, 2006 were derived from the December 31, 2006 audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue	$25,837	$21,818	$46,945	$40,107
Cost of revenue	11,612	8,752	21,544	15,886

Gross profit	14,225	13,066	25,401	24,221

Operating expenses:
Research and development	7,572	5,788	14,675	11,843
Sales, general and administrative	6,597	5,839	12,799	11,013
Patent litigation	1,488	1,375	3,077	1,757

Total operating expenses	15,657	13,002	30,551	24,613

Income (loss) from operations	(1,432)	64	(5,150)	(392)
Interest and other income (expense):
Interest income	1,368	1,436	2,737	2,669
Interest expense and other income (expense), net	(14)	(30)	(285)	(15)

Total interest and other income (expense), net	1,354	1,406	2,452	2,654

Income (loss) before income taxes	(78)	1,470	(2,698)	2,262
Provision for income taxes	813	266	944	312

Net income (loss)	$(891)	$1,204	$(3,642)	$1,950

Net income (loss) per share:
Basic	$(0.02)	$0.03	$(0.08)	$0.05
Diluted	$(0.02)	$0.03	$(0.08)	$0.04
Weighted average shares used in net income (loss) per share calculation:
Basic	44,602	43,364	44,461	43,180
Diluted	44,602	46,818	44,461	46,902

See accompanying notes to condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,642)	$1,950
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,379	800
Stock-based compensation	3,457	2,893
Change in prior year tax positions due to adoption of FIN 48	543	—
Provision for doubtful accounts	(4)	—
Excess tax benefit from employee equity incentive plans	—	(524)
Tax benefit from employee equity incentive plans	—	1,248
Loss on disposal of plant, property and equipment	5	—
Loss on liquidation of a foreign branch office	266	—
Changes in operating assets and liabilities:
Accounts receivable	(762)	(2,090)
Inventory	(3,030)	(2,384)
Prepaid expenses and other current assets	294	516
Other assets	(106)	(113)
Deferred income taxes	(1,719)	(1,237)
Accounts payable	4,118	3,068
Accrued expenses and other liabilities	515	(382)
Income taxes payable	1,997	(113)

Net cash provided by operating activities	3,311	3,632

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,388)	(924)
Purchases of short-term investments	(36,988)	(25,276)
Purchases of long-term investments	—	(900)
Proceeds from sales and maturities of short-term investments	28,060	500

Net cash used in investing activities	(10,316)	(26,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	447	896
Excess tax benefit from employee equity incentive plans	—	524
Principal payments on capital lease obligations	(67)	(16)

Net cash provided by financing activities	380	1,404

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(72)	(1)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,697)	(21,565)
CASH AND CASH EQUIVALENTS—Beginning of period	58,121	124,377

CASH AND CASH EQUIVALENTS—End of period	$51,424	$102,812

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Increases (decreases) in accounts payable and accrued liabilities related to property and equipment purchases	$202	$(23)
Fixed assets acquired under capital leases	$—	$15
Cash paid for interest	$16	$7
Cash paid for income taxes	$123	$395

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other future period. The consolidated balance sheet as of December 31, 2006 is derived from the audited consolidated financial statements as of and for the year then ended.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments purchased with original maturities of 90 days or less at the time of purchase. Investments with maturities of over 90 days at the time of purchase are classified as short-term investments.

Investments

The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). At June 30, 2007, the Company had investments in short-term debt instruments which were classified as available-for-sale under SFAS 115. Short-term investments consist primarily of high grade debt securities with a maturity of greater than 90 days when purchased. The Company classifies investments with maturities greater than one year as short-term investments as it considers all investments a potential source of operating cash regardless of maturity date. The Company’s debt securities are carried at fair market value with the related unrealized gains and losses included in accumulated other comprehensive loss, which is a separate component of stockholders’ equity. The cost of securities sold is based on specific identification method. Interest earned on securities is included in “Interest income” in the Condensed Consolidated Statements of Operations. The fair value of investments is determined using quoted market prices for those securities.

In addition to debt securities, a portion of the Company’s investment portfolio consists of an equity investment in a non-publicly traded company. The Company has classified this investment as long-term other assets. This investment is carried at cost and evaluated for other than temporary impairment at each reporting period. As of June 30, 2007, the Company did not recognize any other than temporary impairment on this investment.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FIN 48

On July 13, 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

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

During the three and six months ended June 30, 2007, the Company increased its total amount of unrecognized tax benefits to approximately $2,579,000, including an accrual of interest and penalties of approximately $22,000. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2006, the Company recognized approximately $16,000 in penalties and interest. During the years ended December 31, 2005 and 2004, no penalties and interest were recognized. There had been no payment of interest and penalties accrued at December 31, 2006. Upon adoption of FIN 48 on January 1, 2007, the Company increased its accrual for interest and penalties to approximately $95,000. During the three and six months ended June 30, 2007, the Company increased its accrual for interest and penalties to approximately $117,000.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s tax years for 1997 through 2006 are subject to examination by the tax authorities. Currently, an estimate of the range of the reasonably possible change in unrecognized tax benefits in the next 12 months cannot be made. The Company is no longer subject to foreign examinations by tax authorities for years before 2001.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 applies to all entities and is effective for fiscal years beginning after November 15, 2007. The Company does not believe SFAS 159 will have a material impact on its financial statements.

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

The following table summarizes stock-based compensation expense related to employee stock options under SFAS 123(R), including the amortization of the intrinsic value under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” for pre-April 4, 2005 options, for the three and six months ended June 30, 2007 and June 30, 2006, which was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Income statement classifications	2007	2006	2007	2006
	(in thousands)
Cost of sales	$66	$59	$131	$146
Research and development	662	624	1,273	1,181
Sales, general and marketing	1,019	803	2,053	1,566

Total stock-based compensation expense	$1,747	$1,486	$3,457	$2,893

The related tax effect for stock-based compensation expense for the three and six months ended June 30, 2007 was approximately $401,000 and $777,000, respectively, and approximately $10,000 and $101,000 for the three and six months ended June 30, 2006, respectively. The related tax effect was determined using the applicable tax rates in jurisdictions to which this expense relates.

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

The following table includes the weighted average assumptions utilized for purposes of calculating the valuation of the Company’s stock option grants for the three and six months ended June 30, 2007 and June 30, 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Volatility	48%	59%	49%	57%
Expected option term	4.07	6.25	4.17	6.25
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	5.10%	4.98%	4.80%	4.74%

4. NET INCOME (LOSS) PER SHARE

The Company calculates net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Under SFAS 128, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period excluding shares subject to repurchase. Diluted net income per common share reflects the effects of potentially dilutive securities, which consist of common stock options and warrants outstanding and restricted common stock subject to repurchase, using the treasury stock method. Basic and diluted net loss per share are the same for the three and six months ended June 30, 2007 due to the Company’s incurring losses for those periods. Approximately two million shares of dilutive potential common shares were excluded from the net loss per share calculation, as their inclusion would have been antidilutive.

A reconciliation of shares used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Weighted average common shares outstanding	44,678	43,773	44,537	43,589
Weighted average shares subject to repurchase	(76)	(409)	(76)	(409)

Shares used to calculate basic net income (loss) per share	44,602	43,364	44,461	43,180

Effect of dilutive securities:
Common stock warrants	—	41	—	45
Common stock options	—	3,004	—	3,268
Weighted average shares subject to repurchase	—	409	—	409

Dilutive potential common stock	—	3,454	—	3,722

Weighted average common shares outstanding, assuming dilution	44,602	46,818	44,461	46,902

5. OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive income (loss), net of taxes, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net income (loss)	$(891)	$1,204	$(3,642)	$1,950
Changes in cumulative translation adjustment	(12)	(15)	218	(15)
Changes in unrealized gains /losses on investments, net of taxes	(20)	4	(15)	8

Total other comprehensive income (loss)	$(923)	$1,193	$(3,439)	$1,943

The changes in cumulative translation adjustment during the six months of 2007 included a write-off of $0.3 million cumulative translation adjustment loss as a result of the liquidation of the Company’s Sweden branch office.

6. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

	June 30, 2007	December 31, 2006
	(in thousands)
Work in process	$6,951	$5,748
Finished goods	4,564	2,732

Total inventories	$11,515	$8,480

Computers and software	$4,552	$4,183
Office and test equipment	4,828	3,622
Leasehold improvements	613	589

	9,993	8,394
Accumulated depreciation and amortization	(6,390)	(5,582)

Total property and equipment, net	$3,603	$2,812

Accrued payroll and benefits	$4,026	$2,381
Deferred revenue	606	1,063
Accrued legal and accounting services	1,311	818
Warranty reserve	94	204
Accrued payables and other	1,253	2,248

Total accrued liabilities	$7,290	$6,714

7. GOODWILL AND INTANGIBLE ASSETS

In October 2006, the Company acquired Analog Power Semiconductor Corporation (“AP Semi”). The purchase consideration was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date under SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. All of the Company’s goodwill and intangible assets are as a result of the AP Semi acquisition.

The following table shows the changes in the carrying amount of goodwill for the six months ended June 30, 2007, (in thousands):

Balance at December 31, 2006	$16,775
Goodwill adjustment	17

Balance at June 30, 2007	$16,792

The following table shows the changes in the intangible assets for the six months ended June 30, 2007, (in thousands):

	Intangible assets, gross		Accumulated amortization		Intangible assets, net
	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
Core technology	$2,900	$2,900	$(645)	$(161)	$2,255	$2,739
Customer relationships	580	580	(128)	(32)	452	548

Total	$3,480	$3,480	$(773)	$(193)	$2,707	$3,287

Amortization expense for the three and six months ended June 30, 2007 was $290,000 and $580,000, respectively. Estimated future amortization expense for the remainder of 2007, 2008 and 2009 is $580,000, $1,160,000 and $967,000, respectively. There was no amortization expense of intangible assets in the three and six months ended June 30, 2006.

8. SEGMENT INFORMATION

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

The following is a summary of revenue by geographic region based on the location to which the product is shipped:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
South Korea	$12,795	$12,367	$24,387	$23,989
China	8,427	2,915	13,653	5,036
Taiwan	3,521	4,548	6,539	7,876
Europe	480	1,038	1,030	1,779
Japan	53	580	200	755
North America (principally United States)	561	370	1,136	672

Total	$25,837	$21,818	$46,945	$40,107

The following is a summary of revenue by product type:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Amount	Percent of net revenue	Amount	Percent of net revenue	Amount	Percent of net revenue	Amount	Percent of net revenue
	(in thousands, except percentages)
Display and Lighting Solutions	$15,277	59%	$12,230	56%	$27,178	58%	$22,696	57%
Voltage Regulation and DC/DC Conversion	5,709	22%	4,997	23%	10,764	23%	8,420	21%
Interface and Power Management	4,446	17%	4,558	21%	8,208	17%	8,924	22%
Battery Management	405	2%	33	0%	795	2%	67	0%

Total	$25,837	100%	$21,818	100%	$46,945	100%	$40,107	100%

The following table summarizes net revenue and accounts receivable for customers who accounted for 10% or more of accounts receivable or net revenue, respectively:

	Accounts Receivable as of		Net Revenue Three Months Ended June 30,		Net Revenue Six Months Ended June 30,
Customer	June 30, 2007	December 31, 2006	2007	2006	2007	2006
A	32%	24%	21%	27%	22%	30%
B	13%	—	11%	14%	13%	12%
C	26%	21%	17%	—	15%	—

9. INCOME TAXES

The Company recorded a tax provision of approximately $813,000 and $266,000 for the three months ended June 30, 2007 and 2006, respectively. Although the Company incurred a loss before income tax on a worldwide consolidated basis for the three and six months ended June 30, 2007, the Company remained taxable in certain jurisdictions where there were taxable profits. As a result, the Company recorded a tax provision for the three and six months ended June 30, 2007. For the six months ended June 30, 2007 and 2006, the Company recorded a tax provision of approximately $944,000 and $312,000, respectively. The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, the Company determines deferred tax assets and liabilities based upon the differences between the financial statement and tax bases of the Company’s assets and liabilities using tax rates in effect for the year in which the Company expects the differences to affect taxable income. The Company adopted SFAS 123(R) as of January 1, 2006, and, as a result, incurred significant stock-based compensation expense, including amounts related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the quarter when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously expensed stock compensation. During the three months ended June 30, 2007 and 2006, tax expense was reduced by approximately $16,000 and $10,000, respectively, as a result of disqualifying dispositions. During the six months ended June 30, 2007 and 2006, tax expense was reduced by approximately $37,000 and $101,000, respectively, as a result of disqualifying dispositions. As of June 30, 2007, the Company had not recorded tax benefits related to tax deductions in excess of previously expensed stock compensation because the Company has a net operating loss carry forward. Due to the termination of certain non statutory options, tax benefits recognized in prior periods from such stock compensation expense were reversed during the three and six months ended June 30, 2006. During the three and six months ended June 30, 2007, tax expense increased by approximately $5,000 and $210,000, respectively, as a result of a reversal of tax benefits recognized under SFAS 123(R).

The percentage tax rate reflected in the results of operations is based on the Company’s estimate of net income for the fiscal year 2007 at the end of each quarter. At June 30, 2007, without tax benefits realized through disqualifying dispositions and reversal of tax benefit recognized under SFAS 123(R), the full year estimate of the 2007 effective tax rate was approximately (29)%. However, with tax benefits realized through disqualifying dispositions and reversal of tax benefit recognized under SFAS 123(R), the effective tax rate was approximately (35)%.

10. LEGAL PROCEEDINGS

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

In March 2006, the USITC responded to a petition filed by Linear Technology by initiating an examination to determine if certain of the Company’s products infringe certain patents owned by Linear Technology under Section 337 of the Tariff Act. The accused products include charge pumps and switching regulators and are similar to the products involved in the Company’s lawsuit with Linear Technology. The Company believes that none of its products infringe the Linear Technology patents in question. However, whether or not the Company prevails in this investigation, the Company has incurred and expects to incur significant legal expenses.

On May 22, 2007, Administrative Law Judge Sidney Harris of the USITC issued his Initial Determination, finding that all claims asserted by Linear Technology were either non-infringed or invalid. Based on this finding, Judge Harris ruled that none of the Company’s products should be subject to an exclusion order under Section

337 of the Tariff Act. Following normal procedure, the Initial Determination is now subject to possible review by the full ITC. Regardless of whether such review is undertaken, the Final Determination is expected to be issued by September 22, 2007.

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

Our net revenue in the second quarter of 2007 increased 18 percent compared to the second quarter of 2006 primarily as a result of continued increase in revenue from sale of our Display, Lighting Solutions, Voltage Regulation and DC/DC Conversion product families and increased sales in China. Gross profit in the second quarter of 2007 declined four percent compared to the second quarter of 2006 primarily due to unfavorable change in the product mix sold during the second quarter of 2007.

Cash, cash equivalents and short term investments as of June 30, 2007 increased $2 million to $110 million compared to December 31, 2006. We continue to be debt free as of June 30, 2007.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts in our condensed consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenues, inventories, asset impairments, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Management believes that there have been no significant changes during the three and six months ended June 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

The following table sets forth our unaudited historical operating results, in dollar amounts and as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	(in thousands, except percentages)
Net revenue	$25,837	100.0%	$21,818	100.0%	$46,945	100.0%	$40,107	100.0%
Cost of revenue	11,612	44.9	8,752	40.1	21,544	45.9	15,886	39.6

Gross profit	14,225	55.1	13,066	59.9	25,401	54.1	24,221	60.4
Operating expenses:
Research and development	7,572	29.3	5,788	26.5	14,675	31.3	11,843	29.5
Sales, general and administrative	6,597	25.5	5,839	26.8	12,799	27.3	11,013	27.5
Patent litigation	1,488	5.8	1,375	6.3	3,077	6.6	1,757	4.4

Total operating expenses	15,657	60.6	13,002	59.6	30,551	65.1	24,613	61.4

Income (loss) from operations	(1,432)	(5.5)	64	0.3	(5,150)	(11.0)	(392)	(1.0)

Interest and other income (expense), net:
Interest income	1,368	5.3	1,436	6.6	2,737	5.8	2,669	6.6
Interest expense and other income (expense), net	(14)	(0.1)	(30)	(0.1)	(285)	(0.6)	(15)	(0.0)

Total interest and other income, net	1,354	5.2	1,406	6.4	2,452	5.2	2,654	6.6

Income (loss) before income taxes	(78)	(0.3)	1,470	6.7	(2,698)	(5.7)	2,262	5.6
Provision for income taxes	813	3.1	266	1.2	944	2.0	312	0.7

Net income (loss)	$(891)	(3.4)%	$1,204	5.5%	$(3,642)	(7.8)%	$1,950	4.9%

Comparison of Three and Six Months ended June 30, 2007 and June 30, 2006

Revenues

The following table illustrates our net revenue by principal product families:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Amount	Percent of net revenue	Amount	Percent of net revenue	Amount	Percent of net revenue	Amount	Percent of net revenue
	(in thousands, except percentages)
Display and Lighting Solutions	$15,277	59%	$12,230	56%	$27,178	58%	$22,696	57%
Voltage Regulation and DC/DC Conversion	5,709	22%	4,997	23%	10,764	23%	8,420	21%
Interface and Power Management	4,446	17%	4,558	21%	8,208	17%	8,924	22%
Battery Management	405	2%	33	0%	795	2%	67	0%

Total	$25,837	100%	$21,818	100%	$46,945	100%	$40,107	100%

Our net revenue for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 increased $4 million, or 18 percent. This growth was primarily attributable to our Display, Lighting Solutions, Voltage Regulation and DC/DC Conversion product families, as a result of increased demand.

Geographically, sales to China increased due to higher demand from several of our distributors while sales to Taiwan and Europe decreased slightly.

Our net revenue for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 increased $7 million, or 17 percent. This growth was primarily attributable to our Display, Lighting Solutions, Voltage Regulation and DC/DC Conversion product families, as a result of increased demand.

Geographically, sales to China increased due to higher demand from several of our distributors while sales to Taiwan and Europe decreased slightly.

Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Increase (Decrease)		2007	2006	Increase (Decrease)
	(in thousands, except percentages)
Net revenue	$25,837	$21,818	$4,019	18.4%	$46,945	$40,107	$6,838	17.0%
Cost of revenue	11,612	8,752	2,860	32.7%	21,544	15,886	5,658	35.6%

Gross profit	$14,225	$13,066			$25,401	$24,221

Gross profit margin percentage	55.1%	59.9%	(4.8)%		54.1%	60.4%	(6.3)%

Our gross margin was 55 percent for the three months ended June 30, 2007, compared to 60 percent for the three months ended June 30, 2006. This decrease was primarily due to an unfavorable change in product mix in the second quarter of 2007 as we sold more lower-margin products, partially offset by improved product yields in the second quarter of 2007.

During the second quarter of 2007, our gross inventory write-down was approximately $1.5 million, offset by the sale of $1.0 million of previously written down inventory. During the second quarter of 2006, our gross inventory write-down was approximately $0.6 million, offset by the sale of $0.6 million of previously written down inventory. The net effect of inventory write-down on our gross margin contributed to approximately 1.9% of decline in our gross margin during the second quarter of 2007. Previously, the net effect of inventory write-down on our gross margin has been flat.

Our gross margin was 54 percent for the six months ended June 30, 2007, compared to 60 percent for the six months ended June 30, 2006. This decrease was primarily due to an unfavorable change in product mix in the first six months of 2007 as we sold more lower-margin products and the amortization of acquired intangible assets during 2007, offset by improved product yields.

During the first six months of 2007, our gross inventory write-down was approximately $2.6 million, offset by the sale of $1.9 million of previously written down inventory. During the first six months of 2006, our gross inventory write-down was approximately $1.2 million, offset by the sale of $1.1 million of previously written down inventory. Historically, the net effect of inventory write-down on our gross margin has been flat.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Increase (Decrease)		2007	2006	Increase (Decrease)
	(in thousands, except percentages)
Research and development	$7,572	$5,788	$1,784	30.8%	$14,675	$11,843	$2,832	23.9%

Percentage of net revenue	29.3%	26.5%	2.8%		31.3%	29.5%	1.8%

Research and development expenses for the three months ended June 30, 2007 increased as compared to the three months ended June 30, 2006 primarily due to a $1.2 million increase in payroll and benefit related expenses as a result of higher headcount, a $0.4 million increase in information technology, occupancy and other research and development operation support expenses and $0.2 million increase in engineering expenses and outside services as we continued to develop new products. Research and development expense as a percentage of net revenue increased three percent.

Research and development expenses for the six months ended June 30, 2007 increased as compared to the six months ended June 30, 2006 primarily due to a $1.7 million increase in payroll and benefit related expenses as a result of higher headcount, a $0.5 million increase in information technology, occupancy and other research and development operation support expenses and a $0.4 million increase in engineering expenses and outside services as we continued to develop new products. Research and development expense as a percentage of net revenue increased two percent.

Sales, General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Increase (Decrease)		2007	2006	Increase (Decrease)
	(in thousands, except percentages)
Sales, general and administrative	$6,597	$5,839	$758	13.0%	$12,799	$11,013	$1,786	16.2%

Percentage of net revenue	25.5%	26.8%	(1.2)%		27.3%	27.5%	(0.2)%

Sales, general and administrative expenses for the three months ended June 30, 2007 increased as compared to the three months ended June 30, 2006 primarily due to a $1.1 million increase in payroll and benefit related expenses as a result of higher headcount offset by a $0.3 million decrease in professional services. Sales, general and administrative expense as a percentage of net revenue decreased one percent.

Sales, general and administrative expenses for the six months ended June 30, 2007 increased as compared to the six months ended June 30, 2006 primarily due to a $1.7 million increase in payroll, bonus and benefit related expenses as a result of higher headcount and a $0.5 million increase in stock compensation expenses offset by a $0.5 million decrease in professional services.

Patent Litigation

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Increase (Decrease)		2007	2006	Increase (Decrease)
	(in thousands, except percentages)
Patent litigation	$1,488	$1,375	$113	8.2%	$3,077	$1,757	$1,320	75.1%

Percentage of net revenue	5.8%	6.3%	(0.5)%		6.6%	4.4%	2.2%

Patent litigation expenses for the three and six months ended June 30, 2007 increased as compared to the same periods in 2006 as we continue to defend our positions in litigation. We believe that we will incur additional litigation expenses in 2007 although at a lower rate than in the second half of 2006. For a description of our litigation please see Note 10, Legal Proceedings, to the Condensed Consolidated Financial Statements for further details.

Interest Income

Interest income from investments of approximately $1.4 million in the second quarter of 2007 was flat compared to interest and investment income in the second quarter of 2006.

Interest income from investments of approximately $2.7 million in the first six months of 2007 was flat compared to interest and investment income in the first six months of 2006.

Interest and Other Income (Expense), Net

Other expense in the first six months of 2007 was approximately $0.3 million, primarily consisting of a $0.3 million write-off of cumulative translation adjustment loss as a result of the liquidation of our Sweden branch office during the first quarter of 2007.

Provision for Income Taxes

We recorded a tax provision of approximately $813,000 and $266,000 for the three months ended June 30, 2007 and 2006, respectively. Although we incurred a loss before income tax on a worldwide consolidated basis for the three and six months ended June 30, 2007, we remained taxable in certain jurisdictions where there were taxable profits. As a result, we recorded a tax provision for the three and six months ended June 30, 2007. For the six months ended June 30, 2007 and 2006, we recorded a tax provision of approximately $944,000 and $312,000, respectively. We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, we determine deferred tax assets and liabilities based upon the differences between the financial statement and tax bases of our assets and liabilities using tax rates in effect for the year in which we expect the differences to affect taxable income. We adopted SFAS 123(R) as of January 1, 2006, and, as a result, incurred significant stock-based compensation expense, including amounts related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the quarter when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously expensed stock compensation. During the three months ended June 30, 2007 and 2006, tax expense was reduced by approximately $16,000 and $10,000, respectively, as a result of disqualifying dispositions. During the six months ended June 30, 2007 and 2006, tax expense was reduced by approximately $37,000 and $101,000, respectively, as a result of disqualifying dispositions. As of June 30, 2007, we had not recorded tax benefits related to tax deductions in excess of previously expensed stock compensation because of our net operating loss carry forward. Due to the termination of certain non statutory options, tax benefits recognized in prior periods from such stock compensation expense were reversed during the three and six months ended June 30, 2006. During the three and six months ended June 30, 2007, tax expense increased by approximately $5,000 and $210,000, respectively, as a result of a reversal of tax benefits recognized under SFAS 123(R).

The percentage tax rate reflected in the results of operations is based on our estimate of net income for the fiscal year 2007 at the end of each quarter. At June 30, 2007, without tax benefits realized through disqualifying dispositions and reversal of tax benefit recognized under SFAS 123(R), the full year estimate of the 2007 effective tax rate was approximately (29)%. However, with tax benefits realized through disqualifying dispositions and reversal of tax benefit recognized under SFAS 123(R), the effective tax rate was approximately (35)%.

Recently Issued Accounting Pronouncements

FIN 48

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

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

During the three and six months ended June 30, 2007, we increased our total amount of unrecognized tax benefits to approximately $2,579,000, including an accrual of interest and penalties of approximately $22,000. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2006, we recognized approximately $16,000 in penalties and interest. During the years ended December 31, 2005 and 2004, no penalties and interest were recognized. There had been no payment of interest and penalties accrued at December 31, 2006. Upon adoption of FIN 48 on January 1, 2007, we increased our accrual for interest and penalties to approximately $95,000. During the three and six months ended June 30, 2007, we increased our accrual for interest and penalties to approximately $117,000.

We are subject to taxation in the United States and various states and foreign jurisdictions. Our tax years for 1997 through 2006 are subject to examination by the tax authorities. Currently, an estimate of the range of the reasonably possible change in unrecognized tax benefits in the next 12 months cannot be made. We are no longer subject to foreign examinations by tax authorities for years before 2001.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 applies to all entities and is effective for fiscal years beginning after November 15, 2007. We do not believe SFAS 159 will have a material impact on our financial statements.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2007	2006	Increase (Decrease)
	(in thousands, except percentages)
Net cash provided by operating activities	$3,311	$3,632	$(321)	-9%
Net cash used in investing activities	(10,316)	(26,600)	16,284	-61%
Net cash provided by financing activities	380	1,404	(1,024)	-73%
Effect of exchange rate changes on cash and cash equivalents	(72)	(1)	(71)	7100%

Net increase (decrease) on cash and cash equivalents	$(6,697)	$(21,565)	$14,868	-69%

Our cash, cash equivalents and short term investments were $109.9 million as of June 30, 2007 and $107.7 million as of December 31, 2006.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $3.3 million for the six months ended June 30, 2007. Net loss of $3.6 million was adjusted for non-cash charges consisting primarily of $1.4 million of depreciation and amortization expense and $3.5 million of stock-based compensation expense. Accounts payable and accrued liabilities balance increased $4.6 million due to increased purchases of materials and services to meet expected demand. Inventory increased $3 million as a result of anticipated sale during the second half of 2007. Accounts receivable balance increased $0.8 million due to higher revenue during the period.

Net cash provided by operating activities was $3.6 million for the six months ended June 30, 2006, which primarily consisted of net income of $2.0 million, $3.1 million from increases in accounts payable and $0.5 million from reductions in prepaid and other assets, which were offset by $2.4 million of increases in inventories, $2.1 million of increase in accounts receivable, $1.2 million of increase in deferred tax assets and $0.4 million from decreases of accrued liabilities. In addition, we had an aggregate of $2.9 million of stock-based compensation expense and $0.8 million of depreciation and amortization expense. Our accounts payable and inventories have increased primarily as a result of increased purchases of materials and production to meet expected demand. Our prepaid and other assets have decreased primarily due to continued amortization of insurance premiums over the term of our insurance policies. Our accounts receivable balance increased due to increased sales during the quarter. Our stock-based compensation expenses have risen as a result of our adoption of SFAS 123(R) and the increased number of options granted to employees and consultants. Depreciation and amortization expenses have also risen and we expect that this will continue to rise as we invest in research and development and infrastructure.

Net Cash Used in Investing Activities

Net cash used in investing activities was $10.3 million in the six months ended June 30, 2007, primarily as a result of a net cash outflow of $8.9 million from purchases and maturities of our short-term investment and $1.4 million used to purchase testing and other equipment and to support our internal infrastructure growth.

Net cash used in our investing activities was $26.6 million in the six months ended June 30, 2006. The increase in cash usage from investing activities was primarily due to $25.3 million for purchases of short term investments, $0.9 million for purchases of long-term private equity investments and $0.9 million for purchases of various engineering software and to support our internal infrastructure growth.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.4 million in the six months ended June 30, 2007, primarily as a result of $0.5 million net proceeds from exercises of common stock options.

Net cash provided by our financing activities was $1.4 million in the six months ended June 30, 2006, which primarily consisted of $0.9 million of net proceeds from exercises of common stock options and their related tax benefit of $0.5 million.

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

Contractual Obligations

The following table describes our principal contractual cash obligations as of June 30, 2007:

	Total	Remaining 2007	2008	2009	2010	2011	2012 and beyond
			(in thousands)
Obligations under capital leases	$262	$70	$151	$41	$—	$—	$—
Operating leases	5,651	699	906	793	555	465	2,233
Purchase commitments (1)	7,312	5,606	525	787	394	—	—

Total contractual obligations	$13,225	$6,375	$1,582	$1,621	$949	$465	$2,233

(1)	Purchase commitments consist primarily of our commitment to purchase wafers and technology licenses.

In January 2007, we entered into a sublease for our future principal executive offices from September 2007 through March 2016, occupying 42,174 square feet in Santa Clara, California. This facility will accommodate our principal engineering, technology, administrative and finance activities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2007, we had cash and cash equivalents totaling $51.4 million, compared to $58.1 million at December 31, 2006. At June 30, 2007, we had $58.5 million in short-term investments as compared to $49.6 million at December 31, 2006. Cash equivalents have an original or remaining maturity when purchased of 90 days or less; short-term investments generally have an original or remaining maturity when purchased of greater than 90 days. The taxable equivalent interest rates for the three and six months ended June 30, 2007, on those cash equivalents and short-term investments average approximately 5.30% and 5.33%, respectively. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit.

A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at June 30, 2007 would cause the fair value of these investments to decrease by an immaterial amount, which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income. Based upon our analysis the fair values did not change materially as our investments are of short duration.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of June 30, 2007 our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2007 covered by this Quarterly Report of Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In March 2006, the USITC responded to a petition filed by Linear Technology by initiating an examination to determine if certain of our products infringe certain patents owned by Linear Technology under Section 337 of the Tariff Act. The accused products include charge pumps and switching regulators and are similar to the products involved in our lawsuit with Linear Technology. We believe that none of our products infringe the Linear Technology patents in question. However, whether or not we prevail in this investigation, we have incurred and expect to incur significant legal expenses.

On May 22, 2007, Administrative Law Judge Sidney Harris of the USITC issued his Initial Determination, finding that all claims asserted by Linear were either non-infringed or invalid. Based on this finding, Judge Harris ruled that none of AnalogicTech’s products should be subject to an exclusion order under Section 337 of the Tariff Act. Following normal procedure, the Initial Determination is now subject to possible review by the full ITC. Regardless of whether such review is undertaken, the Final Determination is expected to be issued by September 22, 2007.

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

We receive a substantial portion of our revenues from two of our customers, LG Electronics Inc. of South Korea and Samsung of South Korea. We received an aggregate of approximately 21% and 11% of our revenue from LG and Samsung for the second quarter of 2007 and 27% and 14% in the second quarter of 2006, respectively. We anticipate that we will continue to be dependent on LG and Samsung for a significant portion of our revenue in the immediate future; however, we do not have long-term contractual purchase commitments from LG and Samsung, and we cannot assure you that LG and Samsung will continue to be our customers.

We received an aggregate of approximately 80% of our revenues from our ten largest customers for the second quarter of 2007. Any action by LG and Samsung or any of our other largest customers that affects our orders, product pricing or vendor status could significantly reduce our revenues and harm our financial results. In the future, our sales to LG and Samsung or our other large customers will continue to be susceptible to this type of quarterly fluctuation as our customers manage their inventories, principally for seasonal variations. In particular, our customers’ increase in inventory of our products in advance of this peak buying season for wireless handsets often leads to sequentially lower sales of our products in the first calendar quarter and, potentially, late in the fourth calendar quarter. Because our largest customers account for such a significant part of our business, the loss of, or a decline in sales to, any of our major customers would negatively impact our business.

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

We obtain a portion of our revenues through sales to distributors located in Asia who act as our fulfillment representatives. Sales to distributors accounted for 43% and 37% of our revenues for the second quarters of 2007 and 2006, respectively. In the normal course of their operation as fulfillment representatives, these distributors typically perform functions such as order scheduling, shipment coordination, inventory stocking, payment and collections and, when applicable, currency exchange between purchasers of our products and these distributors. Our distributors’ compensation for these functions is reflected in the price of the products we sell to these distributors. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. If these distributors are unable to pay us in a timely manner or if we anticipate that they will not pay us, we may elect to withhold future shipments, which could adversely affect our operating results. If one of our distributors experiences severe financial difficulties, becomes insolvent or declares bankruptcy, we could lose product inventory held by that distributor and we could be required to write off the value of any receivables owed to us by that distributor. We could also be required to record bad debt expense in excess of our reserves. In the future, we may not be successful in recognizing these indications or in finding replacement distributors in a timely manner, or at all, which could harm our operating results, cash flow and financial condition.

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

Due to the nature of our business, in which order lead times may vary, and the fact that customers are generally allowed to reschedule or cancel orders on short notice, we believe that our backlog is not necessarily a good indicator of our future sales. Our quarterly revenues also depend on orders booked and shipped in that quarter. Because our lead times for the manufacturing of our products generally take six to ten weeks, we often must build in advance of orders. This exposes us to certain risks, most notably the possibility that expected sales will not occur, which may lead to excess inventory, and we may not be able to sell this inventory to other customers. In addition, we supply LG, one of our largest customers, through its central hub and we do not record backlog with respect to the products we ship to the hub. Therefore, our backlog may not be a reliable indicator of future sales.

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

We conduct, and expect to continue to conduct, almost all of our business with companies that are located outside the United States. Based on ship-to locations, we derived approximately 98% of our revenues from customers outside of the United States in the second quarters of 2007 and 2006. Approximately 96% and 94% of our revenues came from customers in Asia, particularly South Korea, Taiwan, China and Japan, in the second quarters of 2007 and 2006, respectively. A vast majority of our contract manufacturing operations are located in South Korea, Taiwan, Malaysia and China. In addition, we have a design center in Shanghai. As a result of our international focus, we face several challenges, including:

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

On May 22, 2007, Administrative Law Judge Sidney Harris of the USITC issued his Initial Determination, finding that all claims asserted by Linear Technology were either non-infringed or invalid. Based on this finding, Judge Harris ruled that none of our products should be subject to an exclusion order under Section 337 of the Tariff Act. Following normal procedure, the Initial Determination is now subject to possible review by the full ITC. Regardless of whether such review is undertaken, the Final Determination is expected to be issued by September 22, 2007.

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

We have also grown from 110 employees on January 1, 2004 to 284 employees on June 30, 2007, with many located in regional and international offices. Our international growth may subject us to income and transaction taxes in the United States and in multiple foreign locations. Our future effective tax rates could be affected by changes in our U.S. and foreign tax estimates and liabilities, or changes in tax laws or the interpretation of such tax laws. If additional taxes are assessed against us, our operating results or financial condition could be materially affected.

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

We may choose to acquire companies, technologies, assets and personnel that are complementary to our business, including for the purpose of expanding our new product design capacity, introducing new design, market or application skills or enhancing and expanding our existing product lines. In October 2006, we acquired Analog Power Semiconductor Corporation and related assets and personnel, primarily located in Shanghai, China. Acquisitions involve numerous risks, including the following:

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

We adopted SFAS 123(R) effective January 1, 2006, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. As a result of adopting SFAS 123(R), we now have additional stock-based compensation expense associated with grants after April 4, 2005, the date of our initial filing of our registration statement in connection with our initial public offering, based on the grant date fair value. The ultimate amount of future stock-based compensation expense will depend upon the number of grants, the estimated grant date fair value, which depends upon significant assumptions including stock volatility and estimated term, the assumed forfeiture rate and the requisite service period for future grants. This expense has had a significant impact on our results of operations since 2006. We have recorded approximately $1.7 million and $1.5 million of stock-based compensation expense under SFAS 123(R) for the quarters ended June 30, 2007 and 2006, respectively. We believe that this will continue to have a significant impact on our future operating results.

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

Our 2007 annual meeting of stockholders was held on June 25, 2007 to consider and vote upon two matters. The first matter related to the election of two Class II director nominees, Samuel J. Anderson and Kenneth P. Lawler, to serve for a term of three years expiring on the 2010 Annual Meeting of Stockholders or in the event that the nominees become unavailable or decline to serve as a director duly elected and qualified. The votes cast and withheld for such nominees were as follows:

Name	For	Withheld
Samuel J. Anderson	33,218,919	1,171,172
Kenneth P. Lawler	33,124,925	1,265,166

In addition to the recently elected directors, Richard K. Williams, Jaff Lin, Thomas Weatherford and Chandramohan Subramaniam continued as directors after the 2007 Annual Meeting of Stockholders.

The second matter related to the ratification of the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2007. 34,363,838 votes were cast for ratification, 20,663 votes were cast against, and there were 5,590 abstentions and no broker non-votes.

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

Dated: July 31, 2007	By:	/s/ Brian R. McDonald
Brian R. McDonald
Chief Financial Officer, Vice President of Worldwide Finance and Secretary

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.