Form 10-Q
period 2007-09-30
ADVANCED ANALOGIC TECHNOLOGIES INC
filed 2007-10-30
CIK 1104042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51349

Advanced Analogic Technologies Incorporated

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	77-0462930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3230 Scott Blvd., Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)

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

There were 44,990,321 shares of the Registrant’s common stock issued and outstanding as of October 26, 2007.

ADVANCED ANALOGIC TECHNOLOGIES, INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts and par value)

	September 30, 2007	December 31, 2006(*)
Assets
Current assets
Cash and cash equivalents	$47,819	$58,121
Short-term investments	62,838	49,566

Total cash, cash equivalents and short-term investments	110,657	107,687
Accounts receivable, net	17,497	11,037
Inventories	10,745	8,480
Prepaid expenses and other current assets	2,423	2,223
Restricted cash	700	700
Deferred tax assets	816	857

Total current assets	142,838	130,984
Property and equipment, net	4,216	2,812
Other assets	1,500	1,375
Long-term deferred tax assets	8,333	5,965
Intangible assets, net	2,417	3,287
Goodwill	16,792	16,775

Total assets	$176,096	$161,198

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$11,623	$6,968
Accrued liabilities	8,476	6,714
Income tax payable	1,360	1,250
Current portion of capital lease obligations	147	138

Total current liabilities	21,606	15,070
Long-term income tax payable	2,790	—
Long-term capital lease obligations	80	191
Long-term other liabilities	135	—

Total liabilities	24,611	15,261

Stockholders’ equity
Common stock, $0.001 par value—100,000,000 shares authorized; 44,985,321 and 44,064,729 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	45	44
Additional paid-in capital	164,414	160,088
Deferred stock-based compensation	(1,484)	(2,935)
Accumulated other comprehensive loss	(189)	(480)
Accumulated deficit	(11,301)	(10,780)

Total stockholders’ equity	151,485	145,937

Total liabilities and stockholders’ equity	$176,096	$161,198

*	Amounts as of December 31, 2006 were derived from the December 31, 2006 audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenue	$30,600	$20,103	$77,545	$60,210
Cost of revenue	14,204	9,100	35,748	24,986

Gross profit	16,396	11,003	41,797	35,224

Research and development	7,948	5,371	22,623	17,214
Sales, general and administrative	6,373	5,187	19,172	16,200
Patent litigation	580	3,490	3,657	5,247

Total operating expenses	14,901	14,048	45,452	38,661

Income (loss) from operations	1,495	(3,045)	(3,655)	(3,437)
Interest and other income (expense):
Interest income	1,408	1,665	4,145	4,334
Interest expense and other income (expense), net	(10)	(71)	(295)	(86)

Total interest and other income (expense), net	1,398	1,594	3,850	4,248

Income (loss) before income taxes	2,893	(1,451)	195	811
Provision for income taxes	316	—	1,260	312

Net income (loss)	$2,577	$(1,451)	$(1,065)	$499

Net income (loss) per share:
Basic	$0.06	$(0.03)	$(0.02)	$0.01
Diluted	$0.05	$(0.03)	$(0.02)	$0.01

Weighted average shares used in net income (loss) per share calculation:
Basic	44,827	43,624	44,584	43,330
Diluted	47,170	43,624	44,584	46,819

See accompanying notes to condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,065)	$499
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,043	1,222
Stock-based compensation	5,074	4,383
Change in prior year tax positions due to adoption of FIN No. 48	543	—
Provision for doubtful accounts	(6)	(306)
Excess tax benefit from employee equity incentive plans	—	(693)
Tax benefit from employee equity incentive plans	—	1,727
Loss on disposal of plant, property and equipment	9	28
Loss on liquidation of a foreign branch office	266	—
Changes in operating assets and liabilities:
Accounts receivable	(6,454)	(1,771)
Inventory	(2,268)	(2,708)
Prepaid expenses and other current assets	(190)	(213)
Other assets	(95)	(514)
Deferred tax assets	(2,360)	(1,589)
Accounts payable	4,648	721
Accrued expenses and other liabilities	1,753	1,199
Income taxes payable	2,900	(300)

Net cash provided by operating activities	4,798	1,685

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,420)	(1,092)
Purchases of short-term investments	(66,791)	(48,949)
Purchases of long-term investments	—	(900)
Proceeds from sales and maturities of short-term investments	53,607	5,450

Net cash used in investing activities	(15,604)	(45,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	695	942
Excess tax benefit from employee equity incentive plans	—	693
Other	—	(5)
Principal payments on capital lease obligations	(102)	(23)

Net cash provided by financing activities	593	1,607

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(89)	31

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,302)	(42,168)
CASH AND CASH EQUIVALENTS—Beginning of period	58,121	124,377

CASH AND CASH EQUIVALENTS—End of period	$47,819	$82,209

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Vesting of restricted common stock	$11	$136
Increases (decreases) in accounts payable and accrued liabilities related to property and equipment purchases	$140	$166
Fixed assets acquired under capital leases	$—	$15
Cash paid for interest	$22	$7
Cash paid for income taxes	$194	$481

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Advanced Analogic Technologies Incorporated (the “Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its annual report on Form 10-K filed with the SEC on March 8, 2007.

In the opinion of management, the accompanying condensed unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other future period. The consolidated balance sheet as of December 31, 2006 is derived from the audited consolidated financial statements as of and for the year then ended.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments purchased with original maturities of 90 days or less at the time of purchase. Investments with maturities over 90 days at the time of purchase are classified as short-term investments.

Investments

The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). At September 30, 2007, the Company had investments in short-term debt instruments which were classified as available-for-sale under SFAS No. 115. Short-term investments consist primarily of high grade debt securities with a maturity of greater than 90 days at the time of purchase. The Company classifies investments with maturities greater than one year as short-term investments as it considers all investments a potential source of operating cash regardless of maturity date. The Company’s debt securities are carried at fair market value with the related unrealized gains and losses included in accumulated other comprehensive loss, which is a separate component of stockholders’ equity. As of September 30, 2007, none of the securities in which the Company invested was secured by real estate. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in “Interest income” in the Condensed Consolidated Statements of Operations. The fair value of investments is determined using quoted market prices for those securities.

In addition to debt securities, a portion of the Company’s investment portfolio consists of an equity investment in a non-publicly traded company of $1.0 million. The Company has classified this investment as long-term other assets. This investment is carried at cost and evaluated for other than temporary impairment at each reporting period. As of September 30, 2007, the Company did not recognize an impairment on this investment.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FIN No. 48

On July 13, 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was approximately $2,417,000. If such unrecognized tax benefits are recognized, the Company’s effective tax rate would be affected. As a result of the implementation of FIN No. 48, the Company recognized approximately $550,000 of a net decrease in the liability for unrecognized tax benefits which was accounted for as follows:

Increase in Retained Earnings (cumulative effect)	$848,000
Decrease in Retained Earnings (cumulative effect)	$(305,000)
Reduction in Deferred Tax Assets	$7,000

Decrease in Liability	$550,000

As of September 30, 2007, the Company increased its total amount of unrecognized tax benefits to approximately $3,268,000, including an accrual of interest and penalties of approximately $128,000. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in its provision for income taxes. During the year ended December 31, 2006, the Company recognized approximately $16,000 in penalties and interest. There had been no payment of interest and penalties accrued at December 31, 2006. Upon adoption of FIN No. 48 on January 1, 2007, the Company increased its accrual for interest and penalties to approximately $95,000. The Company is subject to taxation in the United States and various states and foreign jurisdictions. With the exception of California, the Company’s tax years for 1997 through 2006 are subject to examination by the tax authorities. In August 2007, the Company closed an audit with the state of California for all tax years from inception through 2004, but the state left open the option to review the Company’s research and development tax credits in the future. The results of the audit are included in the Company’s provision for income taxes. Currently, an estimate of the range of the reasonably possible change in unrecognized tax benefits in the next 12 months cannot be made. The Company is no longer subject to foreign examinations by tax authorities for years before 2001.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies to all entities and is effective for fiscal years beginning after November 15, 2007. The Company does not believe SFAS No. 159 will have a material impact on its consolidated financial statements.

3. STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values.

The following table summarizes stock-based compensation expense related to stock options, including the amortization of the intrinsic value under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” for pre-April 4, 2005 options, for the three and nine months ended September 30, 2007 and September 30, 2006, which was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income statement classifications	2007	2006	2007	2006
	(in thousands)
Cost of sales	$78	$46	$209	$193
Research and development	758	618	2,031	1,799
Sales, general and marketing	781	825	2,834	2,391

Total stock-based compensation expense	$1,617	$1,489	$5,074	$4,383

The related tax effect for stock-based compensation expense for the three and nine months ended September 30, 2007 was approximately $322,000 and $1,104,000, respectively, and approximately $9,000 and $170,000 for the three and nine months ended September 30, 2006, respectively. The related tax effect was determined using the applicable tax rates in jurisdictions to which this expense relates.

On January 17, 2007, the Company accepted for exchange from eligible employees (excluding directors and Section 16 officers), options to purchase an aggregate of approximately 1.3 million shares of the Company’s common stock, pursuant to a stock option exchange program (the “Exchange Offer”) under Section 16 of the Securities Exchange Act of 1934, giving them the right to tender outstanding stock options that were granted between August 4, 2005 and September 1, 2006 (the “Old Options”). The Old Options were cancelled as of January 17, 2007. The Company granted new options to purchase an equal number of shares of its common stock with an exercise price at fair market value of $5.80 in exchange for the options cancelled in connection with the offer. These new options vest at the rate of 25 percent after one year starting on January 17, 2007 and 6.25 percent every three months thereafter. The Company calculated incremental compensation costs related to the Exchange Offer as required by SFAS No. 123(R), which together with the unamortized costs related to the Old Options, will be amortized over the vesting period of the new options.

For options granted subsequent to January 1, 2006, including the new options granted as a result of the Exchange Offer, the Company estimated expected volatility for options granted relying on a combination of historical and market-based implied volatility in accordance with guidance in SFAS No. 123(R) and SEC Topic 14, “Share-based payment (SAB 107)”. The Company determined that a combination of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. Starting from the fourth quarter of 2006, the Company derived the expected term assumption based on the Company and its peer group’s weighted average vesting period combined with the post-vesting holding period. Prior to the fourth quarter of 2006, the Company used the simplified method to calculate the expected term for its options, as allowed by SAB 107. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The Company has never declared or paid any cash dividends on common stock, and it does not anticipate paying any cash dividends in the foreseeable future.

The following table includes the weighted average assumptions utilized for purposes of calculating the valuation of the Company’s stock option grants for the three and nine months ended September 30, 2007 and September 30, 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Volatility	50%	55%	49%	57%
Expected option term (in years)	4.07	6.25	4.15	6.25
Expected annual dividend yield	0%	0%	0%	0%
Risk free interest rate	4.10%	4.84%	4.57%	4.77%

4. NET INCOME (LOSS) PER SHARE

The Company calculates net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under SFAS No. 128, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period excluding shares subject to repurchase. Diluted net income per common share reflects the effects of potentially dilutive securities, which consist of common stock options and warrants outstanding and restricted common stock subject to repurchase, using the treasury stock method. Basic and diluted net loss per share are the same for the nine months ended September 30, 2007 and for the three months ended September 30, 2006 due to the Company’s incurring losses in those periods. Approximately 2.1 million and 2.7 million shares of dilutive potential common shares were excluded from the net loss per share calculation for the nine months ended September 30, 2007 and the three months ended September 30, 2006, respectively, as their inclusion would have been antidilutive.

A reconciliation of shares used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Weighted average common shares outstanding	44,899	43,940	44,659	43,708
Weighted average shares subject to repurchase	(72)	(316)	(75)	(378)

Shares used to calculate basic net income (loss) per share	44,827	43,624	44,584	43,330

Effect of dilutive securities:
Common stock warrants	8	—	—	43
Common stock options	2,263	—	—	3,068
Weighted average shares subject to repurchase	72	—	—	378

Dilutive potential common stock	2,343	—	—	3,489

Weighted average common shares outstanding, assuming dilution	47,170	43,624	44,584	46,819

5. OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive income (loss), net of taxes, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net income (loss), as reported	$2,577	$(1,451)	$(1,065)	$499

Changes in cumulative translation adjustment	17	2	235	10
Changes in unrealized gains/losses on investments, net of taxes	71	34	56	24

Total other comprehensive income (loss), net of taxes	$2,665	$(1,415)	$(774)	$533

The changes in cumulative translation adjustment during the nine months of 2007 included a write-off of $0.3 million cumulative translation adjustment loss as a result of the liquidation of the Company’s Sweden branch office.

6. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

	September 30, 2007	December 31, 2006
	(in thousands)
Work in process	$7,454	$5,748
Finished goods	3,291	2,732

Total inventories	$10,745	$8,480

Computers and software	$4,689	$4,183
Office and test equipment	5,032	3,622
Leasehold improvements	1,055	589

	10,776	8,394
Accumulated depreciation and amortization	(6,560)	(5,582)

Total property and equipment, net	$4,216	$2,812

Accrued payroll and benefits	$5,518	$2,381
Deferred revenue	670	1,063
Accrued legal and accounting services	644	818
Warranty reserve	93	204
Accrued payables and other	1,551	2,248

Total accrued liabilities	$8,476	$6,714

7. GOODWILL AND INTANGIBLE ASSETS

In October 2006, the Company acquired Analog Power Semiconductor Corporation (“AP Semi”). The purchase consideration was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date under SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). All of the Company’s goodwill and intangible assets are as a result of the AP Semi acquisition.

The following table shows the changes in the carrying amount of goodwill for the nine months ended September 30, 2007, (in thousands):

Balance at December 31, 2006	$16,775
Goodwill adjustment	17

Balance at September 30, 2007	$16,792

The Company performed a goodwill impairment analysis during the third quarter of 2007 pursuant to the steps and requirements under SFAS No. 142 and determined that the goodwill is not impaired.

The following table shows the changes in the intangible assets for the nine months ended September 30, 2007, (in thousands):

	Intangible assets, gross		Accumulated amortization		Intangible assets, net
	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
Core technology	$2,900	$2,900	$(887)	$(161)	$2,013	$2,739
Customer relationships	580	580	(176)	(32)	404	548

Total	$3,480	$3,480	$(1,063)	$(193)	$2,417	$3,287

Amortization expense for the three and nine months ended September 30, 2007 was $290,000 and $870,000, respectively. Estimated future amortization expense for the remainder of 2007, 2008 and 2009 is $290,000, $1,160,000 and $967,000, respectively. There was no amortization expense of intangible assets in the three and nine months ended September 30, 2006.

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

The following is a summary of net revenue by geographic region based on the location to which the product is shipped:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
South Korea	$15,467	$11,329	$39,854	$35,318
China	8,571	3,112	22,224	8,148
Taiwan	5,206	4,321	11,745	12,197
Europe	635	797	1,665	2,576
North America (principally United States)	607	352	1,743	1,024
Japan	114	192	314	947

Total	$30,600	$20,103	$77,545	$60,210

The following is a summary of net revenue by product type:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Amount	Percent of net revenue	Amount	Percent of net revenue	Amount	Percent of net revenue	Amount	Percent of net revenue
	(in thousands, except percentages)
Display and Lighting Solutions	$17,857	59%	$10,819	54%	$45,035	58%	$33,515	56%
Voltage Regulation and DC/DC Conversion	7,068	23%	5,056	25%	17,832	23%	13,476	22%
Interface and Power Management	5,007	16%	3,977	20%	13,215	17%	12,901	21%
Battery Management	668	2%	251	1%	1,463	2%	318	1%

Total	$30,600	100%	$20,103	100%	$77,545	100%	$60,210	100%

The following table summarizes net revenue and accounts receivable for customers who accounted for 10% or more of accounts receivable or net revenue, respectively:

	Accounts Receivable as of		Net Revenue Three Months Ended September 30,		Net Revenue Nine Months Ended September 30,
Customer	September 30, 2007	December 31, 2006	2007	2006	2007	2006
A	21%	24%	22%	27%	22%	29%
B	18	21	14	—	14	—
C	11	—	—	11	11	12
D	—	—	—	12	—	12

9. INCOME TAXES

The Company recorded a tax provision of approximately $316,000 and $0 for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, the Company recorded a tax provision of approximately $1,260,000 and $312,000, respectively. The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, the Company determines deferred tax assets and liabilities based upon the differences between the financial statement and tax bases of the Company’s assets and liabilities using tax rates in effect for the year in which the Company expects the differences to affect taxable income. The Company adopted SFAS No. 123(R) as of January 1, 2006, and, as a result, incurred significant stock-based compensation expense, including amounts related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the quarter when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously expensed stock compensation. During the three months ended September 30, 2007 and 2006, tax expense was reduced by approximately $28,000 and $9,000, respectively, as a result of disqualifying dispositions. During the nine months ended September 30, 2007 and 2006, tax expense was reduced by approximately $64,000 and $170,000, respectively, as a result of disqualifying dispositions. As of September 30, 2007, the Company had not recorded tax benefits related to tax deductions in excess of previously expensed stock-based compensation as the Company has a net operating loss carry forward. Due to the termination of certain non statutory options, tax benefits recognized in prior periods from such stock-based compensation expense were reversed during the three and nine months ended September 30, 2006. During the three and nine months ended September 30, 2007, tax expense increased by approximately $65,000 and $275,000, respectively, as a result of a reversal of tax benefits recognized under SFAS No. 123(R).

The percentage tax rate reflected in the results of operations is based on the Company’s estimate of net income for the fiscal year 2007 at the end of each quarter. At September 30, 2007, without tax benefits realized through disqualifying dispositions and reversal of tax benefit recognized under SFAS No. 123(R), the full year estimate of the 2007 effective tax rate was approximately 546%. However, with tax benefits realized through disqualifying dispositions and reversal of tax benefit recognized under SFAS No. 123(R), the effective tax rate was approximately 647%.

10. LEGAL PROCEEDINGS

In May 2003, the Company received a letter from Linear Technology Corporation (“Linear Technology”) alleging that certain of its charge pump products infringed United States Patent No. 6,411,531 (‘531 Patent) owned by Linear Technology. In August 2004, the Company received a letter from Linear Technology alleging that certain of its switching regulator products infringed United States Patent Nos. 5,481,178, 6,304,066 and 6,580,258 (‘258 Patent). In response to these letters, the Company contacted Linear Technology to convey its good faith belief that it does not infringe the patents in question. Subsequently, the Company became aware of a marketing campaign conducted by Linear Technology in which it sought to disrupt the Company’s business relationships and sales by suggesting to the Company’s customers that its products infringe the same U.S. patents mentioned in its two letters to the Company. As a result, in February 2006, the Company initiated a lawsuit against Linear Technology for unfair business practices, interference with existing and prospective customers and trade libel, as well as a declaration of patent invalidity and non-infringement. This case is currently stayed pending the outcome of the United States International Trade Commission (“USITC”) investigation described in the following paragraph.

In March 2006, the USITC responded to a complaint filed by Linear Technology by initiating an investigation under Section 337 of the Tariff Act to determine if certain of the Company’s products infringe certain patents owned by Linear Technology. The accused products include charge pumps and switching regulators and are similar to the products involved in the Company’s lawsuit with Linear Technology.

In a Final Determination issued September 22, 2007, the USITC left unchanged its earlier initial determination that the Company’s charge pumps do not violate Section 337 of the Tariff Act because they do not infringe any valid claim of ‘531 Patent owned by Linear Technology.

The Final Determination also found that a majority of the Company’s switching regulator designs do not infringe Linear Technology’s ‘258 Patent. The Commission also found that one family of switching regulator products infringes certain claims of the ‘258 Patent. Following normal USITC procedure, the Commission issued a limited exclusion order under Section 337 of the Tariff Act prohibiting the direct importation by the Company of this particular product family. This exclusion order does not, however, prevent the Company’s customers from importing their products into the United States. To date, the Company’s sales of this product family in the United States have been minimal. Linear Technology’s request that downstream products be barred from importation was denied. Linear Technology has recently asked the USITC to reconsider selected portions of the Final Determination.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our most recently filed Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q. Other than as required by applicable laws, we are under no obligation to, and do not intend to, update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Our net revenue in the third quarter of 2007 increased 52 percent compared to the third quarter of 2006 primarily as a result of continued increase in revenue from sale of our Display, Lighting Solutions, Voltage Regulation and DC/DC Conversion product families and increased sales primarily in Korea and China. Gross profit in the third quarter of 2007 declined one percent compared to the third quarter of 2006 primarily due to an unfavorable change in the product mix sold, partially offset by a favorable impact on the gross margin from sale of previously written down inventory during the third quarter of 2007.

Cash, cash equivalents and short term investments as of September 30, 2007 increased $3 million to $110.7 million compared to December 31, 2006. We continue to be debt free as of September 30, 2007.

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

Management believes that there have been no significant changes during the three and nine months ended September 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

The following table sets forth our unaudited historical operating results, in dollar amounts and as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	(in thousands, except percentages)
Net revenue	$30,600	100.0%	$20,103	100.0%	$77,545	100.0%	$60,210	100.0%
Cost of revenue	14,204	46.4	9,100	45.3	35,748	46.1	24,986	41.5

Gross profit	16,396	53.6	11,003	54.7	41,797	53.9	35,224	58.5
Operating expenses:
Research and development	7,948	26.0	5,371	26.7	22,623	29.2	17,214	28.6
Sales, general and administrative	6,373	20.8	5,187	25.8	19,172	24.7	16,200	26.9
Patent litigation	580	1.9	3,490	17.4	3,657	4.7	5,247	8.7

Total operating expenses	14,901	48.7	14,048	69.9	45,452	58.6	38,661	64.2

Income (loss) from operations	1,495	4.9	(3,045)	(15.2)	(3,655)	(4.7)	(3,437)	(5.7)

Interest and other income (expense), net:
Interest income	1,408	4.6	1,665	8.3	4,145	5.3	4,334	7.1
Interest expense and other income (expense), net	(10)	(0.0)	(71)	(0.4)	(295)	(0.4)	(86)	(0.1)

Total interest and other income, net	1,398	4.6	1,594	7.9	3,850	4.9	4,248	7.0

Income (loss) before income taxes	2,893	9.5	(1,451)	7.3	195	0.2	811	1.3
Provision for income taxes	316	1.0	—	—	1,260	1.6	312	0.5

Net income (loss)	$2,577	8.5%	$(1,451)	(7.3)%	$(1,065)	(1.4)%	$499	0.8%

Comparison of Three and Nine Months ended September 30, 2007 and September 30, 2006

Revenues

The following table illustrates our net revenue by principal product families:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Amount	Percent of net revenue	Amount	Percent of net revenue	Amount	Percent of net revenue	Amount	Percent of net revenue
	(in thousands, except percentages)
Display and Lighting Solutions	$17,857	59%	$10,819	54%	$45,035	58%	$33,515	56%
Voltage Regulation and DC/DC Conversion	7,068	23%	5,056	25%	17,832	23%	13,476	22%
Interface and Power Management	5,007	16%	3,977	20%	13,215	17%	12,901	21%
Battery Management	668	2%	251	1%	1,463	2%	318	1%

Total	$30,600	100%	$20,103	100%	$77,545	100%	$60,210	100%

Our net revenue for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 increased $10.5 million, or 52 percent. This growth reflected increased sales across all product lines, especially our Display, Lighting Solutions, Voltage Regulation and DC/DC Conversion product families, as a result of increased demand.

Geographically, sales increased in all regions except for Europe and Japan, with most increases in Korea due to higher demand from our OEMs and in China due to higher demand from several of our distributors.

Our net revenue for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 increased $17 million, or 29 percent. This growth was primarily attributable to our Display, Lighting Solutions, Voltage Regulation and DC/DC Conversion product families, as a result of increased demand.

Geographically, sales to China, Korea and North America increased while sales to Japan, Taiwan and Europe decreased.

Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Increase (Decrease)		2007	2006	Increase (Decrease)
	(in thousands, except percentages)
Net revenue	$30,600	$20,103	$10,497	52.2%	$77,545	$60,210	$17,335	28.8%
Cost of revenue	14,204	9,100	5,104	56.1%	35,748	24,986	10,762	43.1%

Gross profit	$16,396	$11,003			$41,797	$35,224

Gross profit margin percentage	53.6%	54.7%	(1.1)%		53.9%	58.5%	(4.6)%

Our gross margin was 54 percent for the three months ended September 30, 2007, compared to 55 percent for the three months ended September 30, 2006. This decrease was primarily due to an unfavorable change in product mix in the third quarter of 2007 as we sold more lower-margin products, partially offset by a favorable impact on the gross margin from the sale of previously written down inventory in the third quarter of 2007 as described below.

During the third quarter of 2007, our gross inventory write-down was approximately $0.7 million, offset by the sale of $1.2 million of previously written down inventory. During the third quarter of 2006, our gross inventory write-down was approximately $1.1 million, offset by the sale of $1.2 million of previously written down inventory. The net effect of inventory write-down on our gross margin contributed to a favorable 1.6% to our gross margin during the third quarter of 2007.

Our gross margin was 54 percent for the nine months ended September 30, 2007, compared to 59 percent for the nine months ended September 30, 2006. This decrease was primarily due to an unfavorable change in product mix in the first nine months of 2007 as we sold more lower-margin products and the amortization of acquired intangible assets during 2007, offset by improved product yields.

During the first nine months of 2007, our gross inventory write-down was approximately $3.3 million, offset by the sale of $3.1 million of previously written down inventory. During the first nine months of 2006, our gross inventory write-down was approximately $2.3 million, offset by the sale of $2.4 million of previously written down inventory.

Research and Development

	Three Months Ended September 30,					Nine Months Ended September 30,
	2007	2006	Increase (Decrease)			2007	2006	Increase (Decrease)
	(in thousands, except percentages)
Research and development	$7,948	$5,371	$2,577		48.0%	$22,623	$17,214	$5,409	31.4%
Percentage of net revenue	26.0%	26.7%	(0.7	) %		29.2%	28.6%	0.6%

Research and development expenses for the three months ended September 30, 2007 increased as compared to the three months ended September 30, 2006 primarily due to a $1.6 million increase in payroll and benefit related expenses as a result of higher headcount, a $0.5 million increase in information technology, occupancy and other research and development operation support expenses, as well as a $0.5 million increase in engineering expenses and outside services as we continued to develop new products. Research and development expense as a percentage of net revenue decreased slightly.

Research and development expenses for the nine months ended September 30, 2007 increased as compared to the nine months ended September 30, 2006 primarily due to a $3.2 million increase in payroll and benefit related expenses as a result of higher headcount, a $1.1 million increase in information technology, occupancy and other research and development operation support expenses, as well as a $0.9 million increase in engineering expenses and outside services as we continued to develop new products. Research and development expense as a percentage of net revenue increased slightly.

Sales, General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Increase (Decrease)		2007	2006	Increase (Decrease)
	(in thousands, except percentages)
Sales, general and administrative	$6,373	$5,187	$1,186	22.9%	$19,172	$16,200	$2,972	18.3%
Percentage of net revenue	20.8%	25.8%	(5.0)%		24.7%	26.9%	(2.2)%

Sales, general and administrative expenses for the three months ended September 30, 2007 increased as compared to the three months ended September 30, 2006 primarily due to a $1.1 million increase in payroll and benefit related expenses as a result of higher headcount. Sales, general and administrative expense as a percentage of net revenue decreased five percent due to comparatively bigger increase in sales during the third quarter in 2007.

Sales, general and administrative expenses for the nine months ended September 30, 2007 increased as compared to the nine months ended September 30, 2006 primarily due to a $1.7 million increase in payroll, bonus and benefit related expenses as a result of higher headcount and a $0.5 million increase in stock compensation expenses offset by a $0.5 million decrease in professional services.

Patent Litigation

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Increase (Decrease)		2007	2006	Increase (Decrease)
	(in thousands, except percentages)
Patent litigation	$580	$3,490	$(2,910)	(83.4)%	$3,657	$5,247	$(1,590)	(30.3)%
Percentage of net revenue	1.9%	17.4%	(15.5)%		4.7%	8.7%	(4.0)%

Patent litigation expenses for the three and nine months ended September 30, 2007 decreased as compared to the same periods in 2006 as our legal proceedings related to the Linear Technology Corporation patent infringement ramped up during the third quarter of 2006 and we incurred significant expenses during that quarter. Litigation expenses were significantly lower for the three months ended September 30, 2007 due to lower level of activity related to the patent infringement case. We believe that we will continue to incur significant litigation expenses for the remainder of 2007. For a description of our litigation, please see Note 10 to the Condensed Consolidated Financial Statements - Legal Proceedings- for further details.

Interest Income

Interest income from investments of approximately $1.4 million in the third quarter of 2007 decreased $0.3 million compared to interest and investment income in the third quarter of 2006 due to lower average cash and short-term investment balances during the third quarter of 2007.

Interest income from investments of approximately $4.1 million in the first nine months of 2007 was slightly lower compared to interest and investment income in the first nine months of 2006 due to lower average cash and short-term investment balances.

Interest and Other Income (Expense), Net

Other expense in the first nine months of 2007 was approximately $0.3 million, primarily consisting of a $0.3 million write-off of cumulative translation adjustment loss as a result of the liquidation of our Sweden branch office during the first quarter of 2007.

Provision for Income Taxes

We recorded a tax provision of approximately $316,000 and $0 for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, we recorded a tax provision of approximately $1,300,000 and $312,000, respectively. We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, we determine deferred tax assets and liabilities based upon the differences between the financial statement and tax bases of our assets and liabilities using tax rates in effect for the year in which we expect the differences to affect taxable income. We adopted SFAS No. 123(R) as of January 1, 2006, and, as a result, incurred significant stock-based compensation expense, including amounts related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the quarter when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously expensed stock compensation. During the three months ended September 30, 2007 and 2006, tax expense was reduced by approximately $28,000 and $9,000, respectively, as a result of disqualifying dispositions. During the nine months ended September 30, 2007 and 2006, tax expense was reduced by approximately $64,000 and $170,000, respectively, as a result of disqualifying dispositions. As of September 30, 2007, we had not recorded tax benefits related to tax deductions in excess of previously expensed stock compensation because of our net operating loss carry forward. Due to the termination of certain non statutory options, tax benefits recognized in prior periods from such stock compensation expense were reversed during the three and nine months ended September 30, 2006. During the three and nine months ended September 30, 2007, tax expense increased by approximately $65,000 and $275,000, respectively, as a result of a reversal of tax benefits recognized under SFAS No. 123(R).

The percentage tax rate reflected in the results of operations is based on our estimate of net income for the fiscal year 2007 at the end of each quarter. At September 30, 2007, without tax benefits realized through disqualifying dispositions and reversal of tax benefit recognized under SFAS No. 123(R), the full year estimate of the 2007 effective tax rate was approximately 546%. However, with tax benefits realized through disqualifying dispositions and reversal of tax benefit recognized under SFAS No. 123(R), the effective tax rate was approximately 647%. The large tax rates reflect the fact that we expect to be marginally profitable on a taxable income basis, and therefore the taxes on income charged in profitable jurisdictions have an unusually large effect on the overall effective tax rate.

Recently Issued Accounting Pronouncements

FIN No. 48

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.

We adopted the provisions of FIN No. 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was approximately $2,417,000. If such unrecognized tax benefits are recognized, the effective tax rate would be affected. As a result of the implementation of FIN No. 48, we recognized approximately $550,000 of a net decrease in the liability for unrecognized tax benefits which was accounted for as follows:

Increase in Retained Earnings (cumulative effect)	$848,000
Decrease in Retained Earnings (cumulative effect)	$(305,000)
Reduction in Deferred Tax Assets	$7,000

Decrease in Liability	$550,000

As of September 30, 2007, we increased our total amount of unrecognized tax benefits to approximately $3,268,000, including an accrual of interest and penalties of approximately $128,000. We recognize interest and penalties accrued related to unrecognized tax benefits in our provision for income taxes. During the year ended December 31, 2006, we recognized approximately $16,000 in penalties and interest. There had been no payment of interest and penalties accrued at December 31, 2006. Upon adoption of FIN No. 48 on January 1, 2007, we increased our accrual for interest and penalties to approximately $95,000.

We are subject to taxation in the United States and various states and foreign jurisdictions. With the exception of California, our tax years for 1997 through 2006 are subject to examination by the tax authorities. In August 2007, we closed an audit with the state of California for all tax years from inception through 2004, but the state left open the option to review our research and development tax credits in the future. The results of the audit are included in our provision for income taxes. Currently, an estimate of the range of the reasonably possible change in unrecognized tax benefits in the next 12 months cannot be made. We are no longer subject to foreign examinations by tax authorities for years before 2001.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies to all entities and is effective for fiscal years beginning after November 15, 2007. We do not believe SFAS No. 159 will have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2007	2006	Increase (Decrease)
	(in thousands, except percentages)
Net cash provided by operating activities	$4,798	$1,685	$3,113	185%
Net cash used in investing activities	(15,604)	(45,491)	29,887	-66%
Net cash provided by financing activities	593	1,607	(1,014)	-63%
Effect of exchange rate changes on cash and cash equivalents	(89)	31	(120)	-387%

Net increase (decrease) on cash and cash equivalents	$(10,302)	$(42,168)	$31,866	-76%

Our cash, cash equivalents and short term investments were $110.7 million as of September 30, 2007 and $107.7 million as of December 31, 2006.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $4.8 million for the nine months ended September 30, 2007. Net loss of $1.1 million was adjusted for non-cash charges consisting primarily of $2.0 million of depreciation and amortization expense and $5.1 million of stock-based compensation expense. Amortization expense included $0.9 million related to the AP Semi acquisition. Accounts payable and accrued liabilities balance increased $7.4 million due to increased purchases of materials and services to meet expected demand. Inventory increased $2 million as a result of anticipated sale during the remaining of 2007. Accounts receivable balance increased $6.5 million due to higher revenue during the period.

Net cash provided by operating activities was $1.7 million for the nine months ended September 30, 2006. Net income of $0.5 million was adjusted for non-cash charges consisting primarily of $4.4 million of stock-based compensation expense and $1.2 million of depreciation and amortization expense. Our accounts payable and inventories have increased primarily as a result of increased purchases of materials and production to meet expected demand. Our accounts receivable balance increased due to increased sales during the period. Our stock-based compensation expenses have risen as a result of our adoption of SFAS No. 123(R) and the increased number of options granted to employees and consultants. Depreciation and amortization expenses have also risen.

Net Cash Used in Investing Activities

Net cash used in investing activities was $15.6 million in the nine months ended September 30, 2007, primarily as a result of a net cash outflow of $13.2 million from purchases and maturities of our short-term investment and $2.4 million used to purchase testing and other equipment and to support our internal infrastructure growth.

Net cash used in our investing activities was $45.5 million in the nine months ended September 30, 2006. The increase in cash usage from investing activities was primarily due to $43.5 million for net purchases and maturities of short term investments, $0.9 million for purchases of long-term private equity investments and $1.1 million for purchases of various engineering software and to support our internal infrastructure growth.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.6 million in the nine months ended September 30, 2007, primarily as a result of $0.7 million net proceeds from exercises of common stock options.

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

Contractual Obligations

The following table describes our principal contractual cash obligations as of September 30, 2007:

	Total	Remaining 2007	2008	2009	2010	2011	2012 and beyond
	(in thousands)
Obligations under capital leases	$227	$35	$151	$41	$—	$—	$—
Operating leases	6,541	355	1,422	1,152	914	465	2,233
Purchase commitments (1)	8,266	6,560	525	787	394	—	—

Total contractual obligations	$15,034	$6,950	$2,098	$1,980	$1,308	$465	$2,233

(1)	Purchase commitments consist primarily of our commitment to purchase wafers and technology licenses.

In January 2007, we entered into a sublease for our new principal executive offices from September 2007 through March 2016, occupying 42,174 square feet in Santa Clara, California. This facility will accommodate our principal engineering, technology, administrative and finance activities.

In September 2007, we entered into an office lease in Shanghai, China to accommodate our design team and sales personnel. The lease is effective from October 2007 through December 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2007, we had cash and cash equivalents totaling $47.8 million, compared to $58.1 million at December 31, 2006. At September 30, 2007, we had $62.8 million in short-term investments as compared to $49.6 million at December 31, 2006. Cash equivalents have an original or remaining maturity when purchased of 90 days or less; short-term investments generally have an original or remaining maturity when purchased of greater than 90 days. The taxable equivalent interest rates for the three and nine months ended September 30, 2007, on those cash equivalents and short-term investments average approximately 5.34% and 5.30%, respectively. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. While none of the securities in which we invested is secured by real estate, these securities may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit.

A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at September 30, 2007 would cause the fair value of these investments to decrease by an immaterial amount, which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income. Based upon our analysis the fair values did not change materially as our investments are of short duration.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of September 30, 2007 our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2007 covered by this Quarterly Report of Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In May 2003, we received a letter from Linear Technology Corporation (“Linear Technology”) alleging that certain of our charge pump products infringed United States Patent No. 6,411,531 (‘531 Patent) owned by Linear Technology. In August 2004, we received a letter from Linear Technology alleging that certain of our switching regulator products infringed United States Patent Nos. 5,481,178, 6,304,066 and 6,580,258 (‘258 Patent). In response to these letters, we contacted Linear Technology to convey in good faith belief that we do not infringe the patents in question. Subsequently, we became aware of a marketing campaign conducted by Linear Technology in which it sought to disrupt our business relationships and sales by suggesting to our customers that our products infringe the same U.S. patents mentioned in its two letters to us. As a result, in February 2006, we initiated a lawsuit against Linear Technology for unfair business practices, interference with existing and prospective customers and trade libel, as well as a declaration of patent invalidity and non-infringement. This case is currently stayed pending the outcome of the United States International Trade Commission (“USITC”) investigation described in the following paragraph.

In March 2006, the USITC responded to a complaint filed by Linear Technology by initiating an investigation under Section 337 of the Tariff Act to determine if certain of our products infringe certain patents owned by Linear Technology. The accused products include charge pumps and switching regulators and are similar to the products involved in our lawsuit with Linear Technology.

In a Final Determination issued September 22, 2007, the USITC left unchanged its earlier initial determination that our charge pumps do not violate Section 337 of the Tariff Act because they do not infringe any valid claim ‘531 Patent owned by Linear Technology.

The Final Determination also found that a majority of our switching regulator designs do not infringe Linear Technology’s ‘258 Patent. The Commission also found that one family of switching regulator products infringes certain claims of the ‘258 Patent. Following normal USITC procedure, the Commission issued a limited exclusion order under Section 337 of the Tariff Act prohibiting the direct importation by us of this particular product family. This exclusion order does not, however, prevent our customers from importing their products into the United States. To date, our sales of this product family in the United States have been minimal. Linear Technology’s request that downstream products be barred from importation was denied. Linear Technology has recently asked the USITC to reconsider selected portions of the Final Determination.

We believe that none of our products infringe the Linear Technology patents in question. We presently plan to appeal any portions of the final determination to the contrary. Whether or not we prevail in this investigation, we have incurred and expect to incur significant legal expenses.

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

We receive a substantial portion of our revenues from a small number of OEM customers and distributors, and the loss of, or a significant reduction in, orders from those customers or our other largest customers would adversely affect our operations and financial condition.

We receive a substantial portion of our revenues from two of our OEM customers, LG Electronics Inc. of South Korea and Samsung of South Korea, as well as from one of our distributors, ChiefTech Electronics Ltd. of China. We received an aggregate of approximately 22%, 14%and 8% of our revenue from LG, ChiefTech and Samsung for the third quarter of 2007 and 27%, 8% and 11% in the third quarter of 2006, respectively. We anticipate that we will continue to be dependent on these customers for a significant portion of our revenue in the immediate future; however, we do not have long-term contractual purchase commitments from them, and we cannot assure you that they will continue to be our customers.

We received an aggregate of approximately 86% of our revenues from our ten largest customers for the third quarter of 2007. Any action by one of our largest customers that affects our orders, product pricing or vendor status could significantly reduce our revenues and harm our financial results. In the future, our sales to our large customers will continue to be susceptible to this type of quarterly fluctuation as our customers manage their inventories, principally for seasonal variations. In particular, our customers’ increase in inventory of our products in advance of this peak buying season for wireless handsets often leads to sequentially lower sales of our products in the first calendar quarter and, potentially, late in the fourth calendar quarter. Because our largest customers account for such a significant part of our business, the loss of, or a decline in sales to, any of our major customers would negatively impact our business.

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

Our customers generally establish demanding specifications for quality, performance and reliability that our products must meet. Integrated circuits, or ICs, as complex as ours often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments, which might require product replacement or recall. For example, in 2003 one of our low-dropout linear regulator products that we had been shipping for two years developed unacceptably high failure rates, which caused us to direct our engineering personnel from other priorities to redesign the product. In addition, our customers may not use our products in a way that is consistent with our published specifications. If defects and failures occur in our products during the design phase or after, or our customers use our products in ways that are not consistent with their intended use, we could experience lost revenues, increased costs, including warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, or product returns or discounts, any of which would harm our operating results. We cannot assure you that we will have sufficient resources, including any available insurance, to satisfy any asserted claims.

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

We obtain a portion of our revenues through sales to distributors located in Asia who act as our fulfillment representatives. Sales to distributors accounted for 43% and 40% of our revenues for the third quarters of 2007 and 2006, respectively. In the normal course of their operation as fulfillment representatives, these distributors typically perform functions such as order scheduling, shipment coordination, inventory stocking, payment and collections and, when applicable, currency exchange between purchasers of our products and these distributors. Our distributors’ compensation for these functions is reflected in the price of the products we sell to these distributors. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. If these distributors are unable to pay us in a timely manner or if we anticipate that they will not pay us, we may elect to withhold future shipments, which could adversely affect our operating results. If one of our distributors experiences severe financial difficulties, becomes insolvent or declares bankruptcy, we could lose product inventory held by that distributor and we could be required to write off the value of any receivables owed to us by that distributor. We could also be required to record bad debt expense in excess of our reserves. In the future, we may not be successful in recognizing these indications or in finding replacement distributors in a timely manner, or at all, any of which could harm our operating results, cash flow and financial condition.

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

We conduct, and expect to continue to conduct, almost all of our business with companies that are located outside the United States. Based on ship-to locations, we derived approximately 98% of our revenues from customers outside of the United States in the third quarters of 2007 and 2006. Approximately 96% and 94% of our revenues came from customers in Asia, particularly South Korea, Taiwan, China and Japan, in the third quarters of 2007 and 2006, respectively. A vast majority of our contract manufacturing operations are located in South Korea, Taiwan, Malaysia and China. In addition, we have a design center in Shanghai. As a result of our international focus, we face several challenges, including:

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

Our corporate headquarters in Santa Clara, California, our operations office in Chupei, Taiwan, and the production facilities of one of our wafer fabrication suppliers and several of our assembly and test suppliers in Hsinchu and across Taiwan are located near seismically active regions and are subject to periodic earthquakes. We do not maintain earthquake insurance and our business could be damaged in the event of a major earthquake or other natural disaster.

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

The loss of services of one or more of our key personnel could seriously harm our business. In particular, our ability to define and design new products, gain new customers and grow our business depends on the continued contributions of Richard K. Williams, our President, Chief Executive Officer and Chief Technical Officer, as well as our senior level sales, finance, operations, technology and engineering personnel. Our future growth will also depend significantly on our ability to recruit and retain qualified and talented managers and engineers, along with key manufacturing, quality, sales and marketing staff members. There remains intense competition for these individuals in our industry, especially those with power and analog semiconductor design and applications expertise. We cannot assure you we will be successful in finding, hiring and retaining these individuals. If we are unable to recruit and retain such talent, our product and technology development, manufacturing, marketing and sales efforts could be impaired.

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

We have also grown from 110 employees on January 1, 2004 to 287 employees on September 30, 2007, with many located in regional and international offices. Our international growth may subject us to income and transaction taxes in the United States and in multiple foreign locations. Our future effective tax rates could be affected by changes in our U.S. and foreign tax estimates and liabilities, or changes in tax laws or the interpretation of such tax laws. If additional taxes are assessed against us, our operating results or financial condition could be materially affected.

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

During 2005, we realigned certain areas of our operations in connection with the implementation of an international structure. This realignment required us to transfer certain functions previously handled in our Santa Clara, California headquarters to offices in foreign jurisdictions, primarily Macau. If we fail to maintain our realigned operations, our operating results may be adversely affected. Additionally, our international structure results in an increased volume of transactions and accounting for those transactions may require us to increase our headcount either domestically or internationally. A failure to process those transactions in an accurate and timely manner could be indicative of a material weakness in our internal controls over financial reporting. Our international structure requires that we understand complex tax laws and regulations in various domestic and international jurisdictions. If we are unable to comply with domestic and international tax laws, our tax rate and our financial condition may be adversely impacted. Further, the domestic and international tax laws governing our structure are subject to change, which could adversely affect our operations and financial results.

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

In a Final Determination issued September 22, 2007, the USITC left unchanged its earlier initial determination that our charge pumps do not violate Section 337 of the Tariff Act because they do not infringe any valid claim of U.S. Patent No. 6,411,531 (‘531 Patent) owned by Linear Technology.

The Final Determination also found that a majority of our switching regulator designs do not infringe Linear’s Patent No. 6,580,258 (‘258 Patent). The Commission also found that one family of switching regulator products infringes certain claims of the ‘258 Patent. Following normal ITC procedure, the Commission issued a limited exclusion order under Section 337 of the Tariff Act prohibiting the direct importation by us of this particular product family. This exclusion order does not, however, prevent our customers from importing their products into the United States. Linear Technology’s request that downstream products be barred from importation was denied. Linear Technology has recently asked the ITC to reconsider selected portions of the Final Determination.

We believe that none of our products infringe the Linear Technology patents in question. We presently plan to appeal any portions of the final determination to the contrary. Whether or not we prevail in this investigation, we have incurred and expect to incur significant legal expenses.

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements to protect our proprietary technologies and know-how. While we have approximately 55 patents issued or allowed in the United States or foreign countries and a larger number of pending applications, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be challenged or circumvented by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products.

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

We adopted SFAS 123(R) effective January 1, 2006, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. As a result of adopting SFAS 123(R), we now have additional stock-based compensation expense associated with grants after April 4, 2005, the date of our initial filing of our registration statement in connection with our initial public offering, based on the grant date fair value. The ultimate amount of future stock-based compensation expense will depend upon the number of grants, the estimated grant date fair value, which depends upon significant assumptions including stock volatility and estimated term, the assumed forfeiture rate and the requisite service period for future grants. This expense has had a significant impact on our results of operations since 2006. We have recorded approximately $1.6 million and $1.5 million of stock-based compensation expense under SFAS 123(R) for the quarters ended September 30, 2007 and 2006, respectively. We believe that this will continue to have a significant impact on our future operating results.

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

Dated: October 30, 2007	By:	/s/ Brian R. McDonald
Brian R. McDonald
Chief Financial Officer, Vice President of Worldwide Finance and Secretary

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.