Form 10-K
period 2007-12-31
ADVANCED ANALOGIC TECHNOLOGIES INC
filed 2008-03-04
CIK 1104042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51349

Advanced Analogic Technologies Incorporated

(Exact Name of Registrant As Specified in Its Charter)

Delaware	77-0462930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3230 Scott Boulevard, Santa Clara, CA 95054 (408) 737-4600

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

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the close of business on June 30, 2007 was approximately $353,000,000. There were 45,490,727 shares of the Registrant’s common stock issued and outstanding as of January 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the Registrant’s definitive proxy statement (the “2008 Proxy Statement”) for the 2008 Annual Meeting of Stockholders to be filed on or before April 30, 2008.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. When used in this Form 10-K, the words “anticipate,” “objective,” “may,” “might,” “should,” “could,” “can,” “intend,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” “is designed to” or the negative of these and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

This Annual Report on Form 10-K also contains statistical data that we obtained from industry publications and reports generated by Gartner and Global Insight Inc. These industry publications and reports generally indicate that the information contained therein was obtained from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. Although we believe that the publications and reports are reliable, we have not independently verified the data.

ii

PART I

ITEM 1.	BUSINESS

Overview

We are a supplier of power management semiconductors for consumer, communications and computing electronic devices, such as wireless handsets, notebook and tablet computers, smartphones, camera phones, digital cameras, personal media players, Bluetooth headphones and accessories, notebook computers, digital TVs, set top boxes and displays. We focus our design and marketing efforts on the application-specific power management needs in these rapidly-evolving devices. Through our Total Power Management approach, we offer a broad range of products that support multiple applications, features and services across a diverse set of electronic devices. We sell directly to original equipment manufacturers, or OEMs, including LG Electronics, Inc., Samsung Electronics Co., Ltd., and Sony Ericsson. We sell through distributors and original design manufacturers, or ODMs, and to other system designers, including Hewlett-Packard Company, Lenovo Group Ltd., Quanta Computers Inc. and Toshiba Corporation.

Industry Background

Consumer Electronic Devices

The market for consumer electronic devices, such as wireless handsets, notebook and tablet computers, smartphones, digital cameras and personal media players, is large and growing rapidly as functionality increases and prices decrease. As an example, wireless handsets, which can incorporate multiple applications such as digital cameras and movie capability, digital audio and video, polyphonic ring tones, text messaging, internet access, electronic gaming and decorative lighting, are among the most widely adopted electronic devices today. According to Gartner, a market research firm, mobile phone sales reached one billion units in 2007.

A diverse range of consumer electronic devices is being manufactured in high volume, particularly in the Asia-Pacific region. This region offers competitive manufacturing costs and extensive product development resources. According to Global Insight, an economic research firm, the Asia-Pacific region is one of the fastest growing economic regions in the world, and we believe an increasing number of electronic products are being designed there especially for domestic consumption in People’s Republic of China (China), Republic of China (Taiwan), Japan and Republic of Korea (South Korea).

New services for mobile consumer electronic devices, such as digital music downloads, video downloads, video messaging, video streaming, mobile TV, Global Positioning System-based personal navigation, and web-based gaming, are helping drive consumer demand for these devices worldwide. These new services are becoming more robust, affordable and accessible on wireless handsets, smartphones and other devices with connectivity to high-bandwidth, third- and fourth-generation wireless networks supporting high-speed packet formats HSDPA and HSUPA or broadband formats such as WiMax. Certain applications and features that facilitate use of these services, such as high-quality color displays and high-capacity memory for photos, music, video including TV content, games and other content, have already become broadly accepted and, we believe, expected by many consumers. In response to these market dynamics, manufacturers of mobile consumer electronic devices and service providers marketing these devices are incorporating an increasing number of applications, features and services.

As the number of applications, features and services available for consumer electronic devices increases, the number and variety of power loads, or individual subsystems requiring voltage regulation and power management, has also grown. Each additional application or feature can require multiple functions and circuits that, in turn, require more individually-regulated and managed power sources. For example, the addition of a camera into a mobile consumer electronic device requires powering as many as three additional regulated power loads: a photo-flash light, a camera image sensor and an image processor. Convergent devices that combine many consumer, communications and computing applications into a single device, such as a smartphone, incorporate even greater functionality and must accommodate as many as 25 different power loads. All of these additional loads reduce battery life, the duration of which is an important element of consumer satisfaction, as they each draw power for operation. Additional power is consumed and battery life reduced if components that supply and regulate power to all of these various power loads are inefficient. Therefore, high-performance power management semiconductors that extend battery life by improving power efficiency have become key enablers of consumer electronic device functionality.

Feature convergence is also becoming prevalent in non-portable consumer devices such as high definition television and set top boxes. For example, advanced set top boxes combine a computer controlled internet access and a graphics user interface with satellite or cable decoding circuitry and extensive hard-drive based video recording and playback capability. Advanced high-definition televisions (“HDTV”) integrate Blu-Ray DVD high definition video with class-D switching audio amplifiers and high-contrast large-screen LCD-panels employing light emitting diode, or LED, backlighting instead of bulky and inefficient cold-cathode fluorescent lights.

The convergence of communications and computing with consumer electronics has emerged as a significant market driver. Combined with the need for reducing size and weight, improving safety and robust operation, and developing more energy-efficient products, the evolution of consumer electronics requiring power management is diverse.

Power Management Semiconductors

Power management semiconductors deliver power and regulate voltage, controlling the flow of electrical energy among the various power loads and energy sources in a product or system. Power management semiconductors play a crucial role in system design because they are critical to battery life and impact the size, performance, and safety of a consumer electronic device. According to Gartner, the voltage regulator and reference power management semiconductor market is expected to grow from $6.6 billion in 2006 to $12.2 billion in 2011, a compound annual growth rate of 14%. We believe that demand for power management and voltage regulation in consumer electronic devices will increase.

Power management semiconductors vary in functionality, application specificity, design, pricing and volume of sales and may be categorized as follows:

•

General Purpose Analog ICs: The most basic analog semiconductor components, general purpose analog ICs, are analog building blocks such as voltage references and amplifiers used to perform generic analog and power management functions. Sold through broad-line semiconductor parts catalogs, general purpose analog ICs address standard functions with little differentiation and compete primarily on the basis of price and availability. These products typically are bought and sold with little interaction between the system designer and semiconductor supplier. They are most commonly employed in applications where size and weight are not critical.

•

Power Management ASSPs: Power management application-specific standard products, or Power Management ASSPs, integrate multiple analog building blocks and are designed to focus on specific, narrowly defined applications such as battery charging and backlight drive to achieve the desired balance of cost and performance for a given application. More highly integrated Power Management ASSPs occupy less space than the analog ICs they replace, and provide system designers efficiency and performance benefits associated with products focused on a specific application or a narrow group of applications. Power Management ASSPs are integrated into systems with a wide range of varying parameters and as a result, typically require closer collaboration between the system designer and semiconductor supplier than general purpose analog ICs. Power Management ASSPs are used extensively in today’s mobile consumer electronic devices to extend battery life and reduce product size.

•

PowerSOCs: Power system-on-chip integrated circuits, or PowerSOCs, a relatively new concept in Power Management ASSP design, integrate multiple analog functions with digital control and memory to provide new features and cost-effective performance improvements. PowerSOCs may utilize user-

defined or software-based programmability for even greater customer-specific customization, but can be sold to multiple customers and into multiple markets. PowerSOCs mix multiple application-oriented functions, such as voltage regulation, backlight drive, battery charging and interface functions into a single semiconductor chip to achieve smaller size, lower noise and higher efficiency. Due to long design times and their high cost of manufacturing using currently available wafer fabrication technologies, PowerSOCs have thus far been limited to high-volume applications. PowerSOCs offer their greatest advantage to portable products where size and weight are crucial.

Power Management ASSPs, while addressing the broad consumer electronic device market, are more application-specific and integrate more functions than general purpose analog ICs. Although more specialized semiconductor architectures exist, they are typically custom designed for, and limited to, a single application for a single customer. Moreover, these full custom designs can take one to two years to complete and debug, suffering from both product delays and substantial technical risk. As an alternative to such expensive customer-specific semiconductor design, we believe that user-programmable PowerSOCs can provide high-performance space saving components having customer-specific features with reduced development risk.

Power Management Semiconductor Design and Fabrication

Power management semiconductors are designed primarily as analog circuits to support a wide and continuous range of input and output voltages and currents. In mobile consumer electronic devices, the voltage and current of the battery or other power source, or input, may vary significantly, while semiconductors and other components requiring power often cannot tolerate the magnitude or variation in a battery’s voltage. Digital semiconductors, including, for example, logic, digital signal processors, memory, image processors, baseband processors and microprocessors, typically operate at three volts or less and cannot be connected directly to the battery.

Interposed between the battery and these components are one or more power management semiconductors performing a variety of dedicated functions, such as voltage regulation. A voltage regulator maintains a constant output voltage at specified levels despite variations in the battery voltage, load current or temperature. Such power management semiconductors generally operate at varying input voltages in the range of three to six volts and in some circumstances as high as 40 or even 60 volts. Other applications may operate with input voltages as low as one volt. Output voltages may be lower or higher than a regulator’s voltage input, requiring step-down or step-up voltage conversion techniques, respectively.

Power management semiconductors also provide other functions, including current control, current limiting, port protection and battery charging. For example, LEDs typically require three to four volts and a power management semiconductor is required to convert the battery voltage to a higher value and provide a constant driving current to the LEDs even as the battery voltage declines over time. Batteries also require well-controlled currents and voltages while charging to avoid damaging their electrochemical cells. Similarly, USB ports on notebook computers require current limiting to protect against electrical shorts and fire hazards.

Several different process technologies are available for designing and fabricating analog and digital ICs. Of these, complementary metal-oxide-semiconductor, or CMOS, is the most widely used process technology, especially for purely digital ICs. CMOS processes are described in terms of feature size, or geometry, and are measured in microns. One micron equals one millionth of a meter. The most advanced process technologies today achieve feature sizes of 0.13 micron, 0.08 micron and smaller. However, small feature size circuits can become damaged when exposed to high voltages and therefore power management semiconductors are typically fabricated using larger feature sizes. Similar in construction to its smaller line-width digital counterpart, analog CMOS has a voltage rating that depends on the minimum feature size of its CMOS transistors. For this reason, older wafer fabs, having feature sizes of 0.8 micron and 1.2 microns or greater, have traditionally sufficed in fabricating power management ICs operating at higher voltages, while the most advanced, and most expensive wafer fabs are used for digital ICs and non-power management analog ICs.

During the late 1990s, many former state-of-the-art wafer fabs designed to produce dynamic random access memory, or DRAM, at the 0.5 micron and 0.35 micron feature size began to be replaced by newer wafer fabs capable of even smaller feature sizes. At that time, these older generally fully-depreciated DRAM wafer fabs, no longer usable for memory, started to become available on a specialty foundry basis, especially for LCD display drivers, camera image sensors and select analog applications. AnalogicTech was one of the first fabless semiconductor companies to recognize this opportunity and launched its product development efforts used in advanced analog CMOS in power semiconductors.

By adapting CMOS at half-micron line widths for analog operation, advanced analog CMOS with five volt capability made possible the development of power management products useful for most single-cell lithium ion battery applications. These new ICs offered higher performance and smaller die sizes than what was previously available from bipolar and larger-geometry CMOS processes produced in conventional legacy fabs using high temperature processing. Like digital CMOS, advanced analog CMOS uses low-temperature processing to achieve low product costs, especially benefiting from large-diameter silicon wafers, a large number of silicon die per wafer and high electrical yields. High temperatures cause large diameter silicon wafers to warp and severely impact yields. Low temperature wafer fabrication capability, while common in former DRAM fabs, is not prevalent in older high-temperature legacy fabs. Nearly a decade after we started our first product development, only a limited number of wafer fabs support half-micron advanced analog CMOS in high-volume manufacturing. We manufacture a significant number of our single-function power management products using this advanced analog CMOS.

Despite its advantages in size and cost, advanced analog CMOS shares certain disadvantages with older CMOS predecessors, especially for use in power management semiconductors. Significant expertise is required to design analog circuits in advanced analog CMOS. CMOS lacks the ability to implement robust rugged power devices, especially operating at higher voltages, for example over six volts. Application support is often needed to prevent electrical overstress from damaging devices. Analog CMOS also lacks electrical isolation, the ability to divide an integrated circuit into distinct pockets of transistors operating at different voltages and prevent unwanted interaction between devices and circuits. Integrating multiple functions operating at different voltages is problematic in analog CMOS.

Advanced analog CMOS is best suited for producing ICs that are voltage-specific, meaning they operate best over a narrow voltage range, and typically with voltages not exceeding six volts. We believe that there is an emerging demand, driven by the increasing number of applications and features in mobile consumer electronic devices, for power management devices that are capable of supporting both multiple on-chip voltages and voltages that exceed six volts. For example, the newest-generation of battery chargers needs to operate reliably at voltages as high as seven volts during charging and survive over-voltages as high as 28 volts in a fault condition. We believe analog CMOS is not a suitable technology platform for the future development of high-voltage, multi-voltage and highly integrated power management products.

Today’s alternative to analog CMOS is epitaxial BCD technology, also commonly known as high-temperature junction-isolated BCD. Theoretically, BCD technology is better suited for integrated analog and mixed signal circuitry than pure CMOS processes because of its capability to provide electrical isolation of devices and circuits. An acronym for bipolar-CMOS-DMOS, high-temperature epitaxial BCD integrates bipolar transistors, which are devices good for precision analog circuitry and voltage references, with analog CMOS, a process good for digital and low-power analog circuits. DMOS power transistors are considerably more robust than conventional CMOS transistors, especially at higher voltages.

While epitaxial BCD processes have been used since the early 1980s, their commercial adoption remains limited, primarily due to intrinsic weaknesses including the need for high process complexity, long and high temperature wafer processes, and a reliance on expensive and exotic wafer fabrication steps such as epitaxial deposition. Epitaxial deposition, which is growing a new layer of silicon atop a partially processed silicon wafer, is a slow and expensive process, which on occasion results in crystalline defects and low or variable product yield.

In epitaxial BCD, the thickness and the impurity concentration of the epitaxial layer must be chosen to support the highest on-chip voltage. Epitaxy properties affect the design rules and the electrical properties of every device on the wafer. Since higher voltage designs require thicker layers and larger device spacing, epitaxial BCD processes must be optimized for one specific voltage. Mixing circuits of differing voltages in epitaxial BCD demands making undesirable compromises which can lead to larger die, reduced performance devices and lower efficiency circuits. Moreover, since BCD technologies require high temperature wafer fabrication, they are generally relegated to manufacture in larger line-width legacy fabs and are not compatible with the fine-line equipment sets common in former DRAM fabs. In many instances, products designed on epitaxial BCD processes have no advantage over analog CMOS, and may in fact be significantly larger and more expensive.

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

The AnalogicTech Approach

We are a supplier of power management semiconductors for consumer, communications and computing electronic devices, such as wireless handsets, notebook and tablet computers, smartphones, camera phones, digital cameras, personal media players, Bluetooth headphones and accessories, notebook computers, digital TVs, set top boxes and displays. We focus our design and marketing efforts on the application-specific power management needs in these rapidly-evolving devices. Through our Total Power Management approach, we offer a broad range of products that support multiple applications, features and services across a diverse set of electronic devices. We target our design efforts on proprietary products, which at the time we introduce them offer characteristics that differentiate them from those offered by our competitors and which we believe are likely to generate high-volume demand from multiple customers.

We currently offer an extensive portfolio of over 600 power management products comprising Power Management ASSPs and selected general-purpose Analog ICs in single-chip packages and multi-chip packages including PowerSOC products. We released over 100 new products in 2007. Critical elements in power management and our approach to address them include:

•

Focusing on the market for consumer electronic devices: Our target markets are characterized by rapid innovation and frequent new product releases for a diverse set of devices, including wireless handsets, smartphones, notebook and tablet computers, digital cameras, personal media players, global positioning and personal navigation devices, digital picture frames, set top boxes and LCD televisions. These devices often compete on an array of different applications, features and services. These factors make it challenging to identify application parameters, forecast application adoption and define power management semiconductor products.

Our approach: Through a network of offices located in South Korea, China, Taiwan, Japan, Europe and the United States, our technical salespeople and field applications engineers, or FAEs, work with the system design, engineering and procurement groups of our customers and potential customers to identify future product needs and define new products. Based on these ongoing global customer interactions, we establish engineering priorities for new product design and development. We believe our global focus on power management semiconductors for consumer electronic devices enables us to anticipate customer and market requirements for these devices more quickly and thoroughly than local suppliers and more diversified semiconductor suppliers. We believe our “Do what it takes” corporate mentality reduces time-to-market, enabling us to take advantage of rapidly changing market dynamics.

•

Developing advanced power management semiconductors: Power management semiconductors must be defined and designed to compete on the basis of functional integration, size, efficiency, robustness, safety, features, cost, ease-of-use for system designers and their ability to be integrated into a system, package or chip.

Our approach: We integrate functions from our general purpose analog ICs into our Power Management ASSPs and our PowerSOCs. Our experienced analog semiconductor engineering team designs our products to be characterized by high functional integration, small size, high efficiency, robust features, low cost, ease of use and system integration. Our application and market-focused engineering approach has enabled us to develop a number of innovations and proprietary technologies that are of particular benefit for consumer electronic device power management. One example of our innovative design approach is our proprietary simple-serial-control interface, or S2Cwire and AS2Cwire, which allows system designers to enable real-time user control of various features such as LED backlight dimming, adjustable battery charging and programmable-output voltage regulators.

•

Offering high performance products in small packages: As consumer electronic devices support more applications, features and services with limited space and limited battery capacity, it is becoming increasingly important to offer smaller, higher-efficiency power management semiconductors, assembled in area-efficient packages, and requiring fewer components to use.

Our approach: To provide smaller products with higher integration and efficiency, we have implemented an outsourced fabrication model to manufacture our products at half-micron geometries and below. Specifically, we contract with specialty foundries with former DRAM fabs manufacturing advanced analog CMOS and, under license, producing wafers using our proprietary ModularBCD process technology. We have spent significant time and engineering resources collaborating with our suppliers to simulate, characterize, and, as necessary, adapt these processes to enable us to design and develop our products for higher performance and smaller die size. We also capture the operational and financial benefits of the fabless model, including reduced manufacturing personnel, low capital expenditures, and minimal fixed assets and fixed costs. We use and develop area-efficient and multi-chip packages to meet more complex power management needs in a smaller footprint. Combining our analog CMOS and ModularBCD power management ICs with one or more discrete vertical TrenchDMOS devices, we are able to increase the maximum current capability of our packaged parts beyond the limits of a purely monolithic approach.

•

Total Power Management approach: Designing and manufacturing any modern consumer electronic device requires system design expertise, adequate time and other resources as well as effective management of multiple suppliers. Furthermore, each consumer electronic device can have many power loads and each load may have different power management characteristics. These system design and manufacturing requirements and variety of power loads create resource burdens on our customers, system designers and manufacturers.

Our approach: Our “Total Power Management” strategy is intended to provide our customers with products for most or all of their power management requirements for each consumer electronic device on which we focus. We believe our broad range of Power Management ASSPs and components derived from our general purpose analog ICs offer a flexible solution to our customers’ power management requirements, saving space, reducing component count in the system, and offering a single vendor solution for mobile consumer electronic devices. We believe that our PowerSOC solutions currently being sampled or in development integrate a wide variety of power management functions, offering improved efficiency, smaller size and real-time user control of their power consumption and power performance.

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

Our approach: To address multi-voltage, high-voltage and PowerSOC power management products, we invented and patented a new process which we call ModularBCD™. This process is designed especially for fabrication in former DRAM fabs 0.35 microns and smaller and is capable of integrating CMOS and bipolar circuits with different voltages, electrically isolated from one another. ModularBCD supports device operation up to thirty volts. We currently have more than 30 new products in development that use the ModularBCD process. In 2007, we have released 26 products that use the ModularBCD process. These products include all of our more complex Power Management Units (PMUs) and Power System-On-a-Chip (PowerSOC) products.

Products

We introduce products to address new market opportunities and to continue to improve the functional integration, size, efficiency, features, cost, ease-of-use and system integration of our solutions. We have developed a comprehensive product portfolio. Our goal is to provide our customers with proprietary, high-performance products, but have also developed a number of relatively basic products in order to provide a more complete power management solution for our customers. While we operate in one reportable segment, our product portfolio includes four principal product lines:

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

•	Interface and power management products include power saving load switches, port protection, power and battery sequencing, super capacitor charging and other power management and protection functions.

Examples of products we have sold, currently sell or are developing in each of our product lines include:

AnalogicTech Products

Product Family	Description	Representative Applications
Voltage Regulation and DC/DC Conversion

PowerLinear	MicroPower low-dropout (LDO) linear regulators	• Baseband, and RF supplies in handsets & handheld devices • Low noise supplies in cable & DSL modems, notebook and tablet PCs

	NanoPower™ low-dropout (LDO) linear regulators	• Memory, clocks, logic in notebooks, handsets, handheld devices, watches and games

ChargePump	Low-noise small-footprint inductorless DC-to-DC converters and drivers	• USB On-The-Go (OTG) self-powered interface for handheld devices, handsets, calculators and POS terminals

SwitchReg	High-frequency DC-to-DC switching regulators and converters including • Step-up (boost) regulators • Step-down (Buck) regulators • Up-down regulators

•      Small footprint voltage regulation for handsets & handheld devices, memory cards, e-dictionaries, peripherals and USB dongles

•      High-current voltage regulation for peripherals, modems, wireless LAN, set top boxes, notebooks, tablet TVs

•      Low noise voltage regulation for RF power amplifiers in handsets, wireless modems and networks

Product Family	Description	Representative Applications
SystemPower	Multi-channel system solutions combining • Switching voltage regulators • Linear voltage regulators • Power saving switches • Power sequencing • Port protection

•      Mini-PMU for DSP, baseband chip set, applications processor and microprocessor core

•      I/O power for handsets and handheld devices

•      PowerSOC for Bluetooth accessories, DSCs, GPS, digital picture frame

Battery Management

BatteryManager	Battery chargers and battery condition monitoring including • Linear chargers • Multi-input dynamic chargers • Switching chargers	• Single-cell Lithium-ion battery chargers for handsets and handheld devices (MP3, DSC, PDA) • Over-voltage protected (OVP) charger • 4-cell LiIon charger for notebook and tablet PCs and tablet TVs

SafetySwitch	Protection against short circuit and wrong charger induced electrical over-stress (EOS)	• Dedicated over-voltage protection • Current limiting

SystemPower	Multi-channel system solutions combining • OVP battery charger • Voltage regulators • Power saving switches • Power sequencing	• PowerSOC for Bluetooth accessories, DSCs, GPS, digital picture frame (DPFs), security systems • Mini-PMU for modem, LAN card, WiMax cards

Display and Lighting Solutions

ChargePump	Low-noise small-footprint inductorless DC-to-DC converters and drivers

•      White LED backlighting for color LCD displays in handheld devices, handsets, and display modules

•      Camera flash with movie-lighting for camera and smart phones

•      RGB decorative lighting and caller ID features

•      RGB music lighting for digital audio & media players

•      RGB color keypad backlight

Product Family	Description	Representative Applications
SwitchReg	High-frequency DC-to-DC switching regulators

•      High voltage boost converters for white LED backlight for large-format LCDs including driving multiple series-parallel connected LEDs

•      High current LED driver for xenon flash replacement with super capacitor charger

•      High voltage boost converters for powering organic LED displays including both passive-matrix (PM-OLED) and active-matrix (AM-OLED) types

SystemPower	Multi-channel lighting solutions combining • LED lighting and camera flash • LCD or OLED bias • Voltage regulators • Power sequencing and dimming

•      Integrated driver for LED keypad and display backlight, camera flash, and linear regulator for smartphones

•      Integrated supplies and drivers for LED backlight and AM OLED sub-display in clamshell camera phones

Interface and Power Management

SmartSwitch	Self-protecting current-limiting switch

•      USB port protection for notebook and tablet PCs, mobile phones, games, desktops, servers and USB hubs

•      Hot plugging protection of PC boards & modules

•      Safe hot plugging of PCMCIA Cards, Express Cards and compact-flash (CF) cards

•      Super capacitor charger for PCMCIA Cards, Express Cards and compact-flash cards

•      Super capacitor charger for ultra-bright LED camera flash

	Slow-turn-on power saving load switch	• Intelligent power switch of RF power amp in handsets and handheld communicators • Power saving switch in DSCs, PDAs, MP3s and other handheld devices

FastSwitch	High-speed single and push-pull switches and H-bridges with input buffer

•      Power output of high frequency switching regulators in handsets and handheld devices

•      High-speed buffer for driving discrete power MOSFETs in power supply modules

•      Half-bridge driver for small motor driving

Product Family	Description	Representative Applications
SmartInterface	Power OR switch	• Automatic battery to power supply hand-off in handsets, smartphones and PDAs • Back-up power supply selector in distributed power systems

I/O expanders

•      Digitally interfaced GPIO expander for microprocessor control of analog and power routing

•      Power sequencing load switch for multiple electrical loads

•      RGB color control in handsets and personal media players

LoadSwitch	Low-resistance P-channel power MOSFET switches	• P-ch single and dual power saving load switches for handsets and handheld devices (20V)

PowerManager	Voltage references, detectors, timers and microprocessor reset ICs	• Precision voltage references • Reset, timing, and power-up sequencing of set top boxes, DVD, hard drives and peripherals

Customers, Sales and Marketing

We work directly with system designers to create demand for our products by providing them with application-specific product information for their system design, engineering and procurement groups. Our FAEs actively engage these groups during their design processes to introduce them to our products and the target applications our products address. We endeavor to design products that will meet anticipated, increasingly complex and specific design requirements, but which will also support widespread demand for these products and future products derived from these products. We typically undertake a four to eight month development process with system designers. If successful, this process culminates in a system designer deciding to use our product in their system, which we refer to as a design win. Volume production of products that use our ICs generally takes an additional three to six months after an initial design win confirmation. Once our products are accepted and designed into an application, the system designer is likely to continue to use the same power architecture and derivative products in a number of their models, which tends to extend our product lifecycles. We sell directly to original equipment manufacturers, or OEMs, including LG Electronics, Inc., Samsung Electronics Co., Ltd. and Sony Ericsson. We sell through distributors and original design manufacturers, or ODMs, and to other system designers, including Hewlett-Packard Company, Lenovo Group Ltd., Quanta Computers Inc. and Toshiba Corporation.

We sell our products through our direct sales and applications support organization to original equipment manufacturers, original design manufacturers and contract electronics manufacturers, as well as through arrangements with distributors that fulfill third-party orders for our products. Many of our current distributors also serve as sales representatives procuring orders for us to fill directly. We receive a substantial portion of our revenues from a small number of customers. We received in aggregate, approximately 81%, 80% and 80% of our net revenue from our ten largest customers in 2007, 2006 and 2005. Our largest direct customer in 2007, 2006 and 2005 was LG Electronics, which accounted for 20%, 28% and 37% of our net revenue in 2007, 2006 and 2005, respectively. Sales to another direct customer, Samsung, accounted for 11% of our net revenue in both

2007 and 2006. Additionally, we sell to a number of contract manufacturers of Samsung. Total sales to Samsung and its contract manufacturers represented 25% and 20% of our net revenue for 2007 and 2006, respectively. In addition, one distributor, ChiefTech Electronics Limited, accounted for 15% of our net revenue in 2007. No single distributor accounted for more than 10% of our net revenue in 2006 and 2005. End users of our products purchasing from us directly accounted for 54%, 56% and 50% of our net revenue in 2007, 2006 and 2005, respectively, while distributors, original design manufacturers and contract electronics manufacturers accounted for 46%, 44% and 50% of our net revenue in 2007, 2006 and 2005, respectively.

Our technical global sales and field applications force is organized in regional teams, each with a minimum core of three people including one country manager, one customer service representative and at least one FAE. As we have grown, we have continued to add more FAEs. We have added additional customer service personnel in regions where we ship directly to an OEM, particularly in South Korea. In addition to creating the initial demand for our products, each regional team is responsible for increasing demand from distributors, original design manufacturers, contract manufacturers and end users. As of December 31, 2007, we had a total of 84 sales and marketing personnel worldwide.

We operate sales offices in: Seoul, South Korea; Taipei (Neihu), Taiwan; Tokyo (Akasaka), Japan; Shanghai, China; Shenzhen, China; Beijing, China; Hong Kong, Special Administrative Region of the People’s Republic of China (Hong Kong); Santa Clara, California; Raleigh, North Carolina; Stockholm, Sweden; London, England; and Paris, France. Santa Clara is both our corporate and North American sales headquarters, Shanghai is our sales headquarters for China, and London is our sales headquarters for Europe, the Middle East and Africa. We use this network of offices and staff, with the support of distributors and representatives, to stay close to system designers and our other customers and remain current on the newest global technology developments through the sharing of customer visit reports. See Note 10 to the consolidated financial statements for our revenues and long-lived assets by geographic regions.

Manufacturing and Operations

We use third-party foundries and assembly and test subcontractors to manufacture, assemble and test our products. To provide smaller products with higher integration and efficiency, we have implemented an outsourced fabrication model to manufacture our products at half-micron geometries and below. Specifically, we contract with specialty foundries that have former DRAM fabs employing advanced analog CMOS process technology and, under license, our patented ModularBCD technology. We have spent significant time and engineering resources collaborating with our suppliers to simulate, characterize, and, as necessary, adapt these processes to enable us to design and develop products for higher performance and smaller die size. We also capture the operational and financial benefits of the fabless model, including reduced manufacturing personnel, capital expenditures, fixed assets and fixed costs. Relative to other fabless companies that use CMOS foundries, we believe that our use of fully-depreciated DRAM fabs allows us to achieve lower costs using either advanced analog CMOS processes or specialized process technologies, such as our ModularBCD technology, in order to maximize device performance for a given application.

We are able to take advantage of the lower costs and increased manufacturing capacity of former DRAM fabs because we have the expertise in analog and power management design and process technology required to utilize the advanced equipment found in DRAM facilities for the fabrication of our power management products. We believe the IC process technologies we use achieve high levels of performance and monolithic integration of mixed-signal, or analog with digital, analog and power management circuitry and offer superior characteristics in noise, high-frequency operation, high-current capability and ability to survive adverse electrical and thermal conditions. To achieve a greater degree of customer specificity while maintaining economies of scale in manufacturing, we employ a variety of production adjustments and modifications to our products. Our process integration team in our Hong Kong office works onsite at these former DRAM fabs to oversee the transfer of our technology into the various manufacturing sites.

We use third-party contractors, primarily in Taiwan, to perform wafer probe. The probed wafers are then shipped to our back-end supplier’s assembly and test manufacturing locations in Taiwan, Shanghai, Chengdu or Malaysia. Back-end logistics and engineering support is performed through our operations team in Chupei, Taiwan. Finished goods inventory is stored and shipped world-wide from Hong Kong by a third-party service provider on our behalf. All scheduling is internally communicated globally via our virtual private network and web-based enterprise resource planning system.

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

We eliminated lead from our manufacturing process and became Restriction of Hazardous Substances (“RoHS”) compliant in 2004, well ahead of mandatory enforcement dates for the semiconductor industry. In April 2005, Samsung Electronics designated us as an Eco-Partner Affiliate Company, which means that we have fulfilled Samsung’s standards for controlling substances with environmental impacts within our products and for establishing a stable environmental quality control system. In May 2006, we obtained a RoHS certification from Sony-Ericsson. In September 2006, we received ISO 9001:2000 certification for our world-wide operation sites. In December 2007 we earned a “Green Partner” certification from Sony. We believe that our customers and potential customers recognize these certifications as a favorable industry acknowledgement for AnalogicTech as a quality-conscious, environmentally responsible green supplier.

We have completed transitioning a certain portion of our logistics, order entry, purchasing and billing functions to our office in Macau, Special Administrative Region of the People’s Republic of China (Macau). Global coordination for production and billing is now orchestrated from and on behalf of our Macau office. Other operation locations include Chupei, Taiwan and Hong Kong. Within operations, some back-end engineering, fab sustaining and quality functions are also located in Shanghai, China and in Seoul, Korea.

Research and Development

We focus our research and development efforts on design, process technology and packaging innovation. We have assembled a team of highly skilled engineers who have strong design expertise in analog, mixed-signal and power applications. Our staff’s core competencies include high-frequency conversion, low-noise switching and operation, light-load efficiency, protection and fault detection, precision parameter matching, fast current limiting, robust battery charging and analog functionality with extremely low quiescent currents. The following table includes some of the design innovations that we have developed and on which we compete in our markets:

Innovation	Benefit
S2Cwire™ Interface	Simple serial control allows our customers to control analog properties in our power management ICs digitally using a single wire. Examples include dimming of LED backlighting, changing the color of an RGB decorative lighting, or setting “on the fly” the output voltage of a regulator. Compared to the dual wire I2C bus, the S [2]Cwire interface requires only a single wire and greatly reduced software overhead.

Fast Current Limiting	Prevents damage from short circuits or an improperly connected charger by rapidly limiting current to a safe level. If the condition persists and the device begins to overheat, it shuts off the system to protect from overheating.

Fast Break-Before-Make	Allows switching regulators to operate at higher frequencies without accidentally shorting out the battery. High frequency is important to shrink power supply passive components such as coil and capacitors.

NanoPower™ Circuitry	Extends battery life and standby time in mobile consumer electronic devices by using very small currents to operate power management and voltage regulation circuitry.

AutoBias™	Maximizes efficiency and extends battery life when driving mismatched white LEDs such as color LCD backlighting.

Smart Slew-Rate-Control	Power-saving switch has slow-turn-on to avoid noise and in-rush current spikes when powering wireless handset RF power amplifiers, CCD camera imagers or large capacitive power loads. One SmartSwitch may replace up to fourteen discrete components.

AS2Cwire™ Interface	Advanced simple serial control provides our customers with single wire bidirectional communication between a DSP or microprocessor and multiple power management products, PowerSOCs or mini-PMUs. Including both address and data, AS2Cwire enables high-speed control of multiple chips or functions and the ability to “read back” data. An example includes a baseband IC instructing a battery charger to first read the battery voltage and then commence charging, all communicated on a single wire.

Low Noise Rectifier	A new integrated synchronous rectifier able to greatly reduce conducted and radiated noise in switching voltage regulators.

Charge Reduction	A novel USB battery charging method that automatically controls charging current to maintain a regulated USB voltage while minimizing charge time

Digital Thermal Loop	A novel battery charging method that enables safe battery charging even at elevated temperatures, preserving or extending battery cycle life.

We utilize global design, test and product engineering resources in our product development. At present, our largest design team is located in our Santa Clara headquarters, in close proximity to product definition, product line marketing and central applications. Through our acquisition in October 2006 of Analog Power

Semiconductor Corporation, we expanded our global engineering team and established Tokyo and Shanghai design centers, now fully integrated into our work force. In 2007, we deployed a common design platform for circuit simulation and CAD on a world-wide basis. By enabling circuit reuse using standardized analog circuit libraries, unified design methodologies and process modularity, we believe we can further enhance design productivity, reduce technical risk and shorten time-to-market for new product introductions.

To direct product development, our marketing, central applications engineering, global sales and field applications engineering force works with our customers’ system design, engineering and procurement groups to identify future product needs. Through these efforts, we seek to introduce new products to address emerging market opportunities, to continue to reduce our design and manufacturing cost, and to continue to improve the cost effectiveness, size and performance of our solutions.

Today, the majority of our revenues comprise single-function five-volt power management products best suited for single-cell lithium-ion battery powered applications such as handsets and hand-held portable consumer devices. Following an extensive innovation and technology development effort, we fully deployed our proprietary ModularBCD process technology in 2007, including process modules for low voltage and high voltage devices, and one-time programmable memory. We believe ModularBCD opens a number of new market opportunities to us that advanced analog CMOS cannot effectively address. ModularBCD based products therefore represent potential growth opportunities for us in 2008 and beyond including:

•	Highly-integrated multi-function low-voltage power management ICs and PowerSOCs.

•	High-voltage power management ICs, including 12V and 30V products.

•	Multi-voltage power management ICs comprising a mix of 3V, 5V, 12V and 30V circuitry.

In order to expedite product migration onto ModularBCD, we have successfully ported a number of circuits and functions from our existing portfolio of analog CMOS based products. Combining these pre-existing functions monolithically in ModularBCD, we believe we can develop highly-integrated products with a modicum of integration complexity and application risk, ultimately shortening the entire product development cycle time. To avoid limiting an integrated product to one customer or application, embedded one time programmable memory available in ModularBCD allows a product’s features to be customized and its voltages trimmed in its final packaged form. We are now selling or sampling a number of highly-integrated products, including:

•	A PowerSOC for Bluetooth accessories combining a battery charger and multiple voltage regulators.

•	A power management unit, or PMU, companion for CDMA chip sets with programmable voltage regulators and built-in power sequencing.

•	A triple regulator “mini-PMU” for HD radios, MP3 players and personal navigation.

•	A fully-integrated PowerSOC for digital still cameras comprising seven regulated voltages including multiple switching regulators, LCD positive and negative bias, and LED backlighting.

•	Complete integrated LED lighting solutions for smartphones including LED keypad and backlighting, high current camera flash, RGB color lighting and integrated linear regulators.

In addition to highly integrated system PMUs and PowerSOCs, ModularBCD’s 12 and 30-volt modules were also released to design and to manufacturing in 2007. The first high-voltage products introduced included a 12V SmartSwitch, a 12V SwitchReg step-down voltage regulator, and a 28V over-voltage protection SafetySwitch for lithium ion batteries. One of the first multi-voltage ModularBCD products combines a 7V single-cell lithium ion battery charger with the 28V over-voltage protection function. Other high-voltage released products include 20V, 30V, and 40V boost converters for driving LED backlights in large format liquid crystal displays. These products are now being sampled and designed into customers’ systems.

We are able to implement our high-voltage products in two methods, either monolithically as a system-on-a-chip or using a multi-chip assembly for a “system-in-a package” approach. Regardless, single- package system solutions offer our customers features, space savings, higher performance and ease-of-use, while reducing technical and applications risks. By co-packaging our proprietary vertical TrenchDMOS power devices with a ModularBCD integrated circuit, we believe we can develop and offer system-in-a-package combination products in a shorter timeframe than that it typically takes us to develop a new power management IC from inception. In some cases, a multi-chip solution may be preferred. For example, vertical TrenchDMOS offer lower resistances, higher current capability and more robust operation than integrated power devices, especially for operation above 20 volts. We believe we are one of the few power management suppliers with our own discrete power device capability.

We support our research and development efforts for new products and improvements to our existing products with our technology development group, which is focused on creating, developing, characterizing and releasing into production new wafer fabrication processes. We define and create processes, such as ModularBCD, that offer features, performance, devices, characteristics and capabilities not available through conventional foundry processes. We license these new processes to our suppliers’ foundries for limited use. We also install these processes according to available resources and market timing. Our technology group oversees any transfers of our processes into a new facility to ensure that the unit process steps are adapted properly to the new facility’s specific equipment set. Our technology group comprises expertise in device physics and characterization, device layout, process engineering and wafer fabrication.

To date, we have developed and released to production two wafer fabrication processes, ModularBCD, an advanced fully-isolated analog integrated circuit process, and vertical TrenchDMOS, an advanced discrete power MOSFET process. ModularBCD is our patented IC process technology designed for integrating fully-isolated power, analog and mixed-signal circuitry of differing operating voltages without the need for expensive epitaxial depositions or long high-temperature diffusions. Based on 0.35 micron features, it is a flexible, cost-effective process well-suited for precision analog and PowerSOC implementations. In the fourth quarter of 2007, ModularBCD products represented four percent of revenue. The majority of our new product designs now in development utilize ModularBCD.

Vertical TrenchDMOS is our patented high-density low-resistance power transistor technology, used as a high-voltage high-current companion chip to ModularBCD controller ICs. While less strategic to our business than ModularBCD, co-packaging vertical TrenchDMOS with our ICs to produce a system-in-a-package gives us an advantage over our competitors that do not have this capability, especially at higher voltages and currents. Vertical TrenchDMOS is available in P- and N-channel versions ranging from 20- to 40-volts. In 2007, we introduced our first products combining integrated circuit control and vertical TrenchDMOS power devices in a single package. TrenchDMOS is also the first process to be offered as part of our “Foundry Direct” strategy, where we license manufacturers to use our process for applications outside of our target market at our partners’ fab. In 2007, we received payments from our first licensee under this program.

ModularBCD and TrenchDMOS processes were both designed and built for manufacturing using equipment readily available in former DRAM fabs. Both processes use low temperature processing consistent with former DRAM fabs and large wafer diameters, as well as other process requirements typically only found in former DRAM fabs. Using the same process modules as our vertical TrenchDMOS, a lateral TrenchDMOS device and process module has been developed and integrated into ModularBCD. Capable of operation from 30 volts to 60 volts the device is intrinsically robust like its discrete counterpart with an on-state resistance significantly lower than conventional lateral DMOS transistors. Higher voltages are possible with minor changes in implants and device layout.

In 2007, 2006 and 2005, we spent $31.0 million, $23.8 million and $19.5 million, respectively, on research and development efforts. We anticipate that we will continue to invest significant amounts in research and development activities to develop new products and processes. As a result, we expect research and development expenses to increase in absolute dollars in future periods.

Intellectual Property

We rely on our patents, trade secret laws, contractual provisions, licenses, copyrights, trademarks and other proprietary rights to protect our intellectual property. We have more than 50 patents issued or allowed in the United States or foreign countries and a larger number of pending applications. We cannot guarantee that our pending patent applications will be approved, that any issued patents will protect our intellectual property or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. We focus our patent efforts in the United States, and, when justified by cost and strategic importance, we file corresponding foreign patent applications in such jurisdictions as Europe, South Korea, China, Taiwan and Japan. Our patent strategy is designed to provide a balance between the need for coverage in our strategic markets and the need to maintain costs at a reasonable level.

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

To our knowledge, no single competitor sells a product line matching one-to-one with our product portfolio and applications focus. We consider our primary competitors to be Maxim Integrated Products, Linear Technology, National Semiconductor, Intersil and Texas Instruments. We expect continued competition from existing suppliers as well as from new entrants into the power management semiconductor market. Our ability to compete depends on a number of factors, including:

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

Employees

As of December 31, 2007, we had 295 employees located in the United States, China, Hong Kong, Europe, Japan, South Korea, Taiwan and Macau. Of this total, there were 102 employees in engineering, research and development, 84 in sales and marketing and 109 in operations, general and administration, quality assurance, information technology and facilities. We consider our employee relations to be good.

Officers

The following table sets forth certain information about our officers:

Name	Age	Position
Richard K. Williams	49	President, Chief Executive Officer, Chief Technical Officer and Director

Brian R. McDonald	51	Chief Financial Officer, Vice President of Worldwide Finance and Secretary

Parviz Ghaffaripour	44	Executive Vice President and Chief Operating Officer

Scott H. Miller	53	Vice President and General Counsel

Dr. Jun-Wei Chen	57	Vice President of Technology

Kevin P. D’Angelo	48	Vice President of Design

Allen K. Lam	44	Vice President of Worldwide Operations

Richard K. Williams, one of our founders, has served as our President and Chief Executive Officer since April 2000 and also as our Chief Technical Officer and a director since September 1998. From September 1998 to April 2000, Mr. Williams previously also served as our Vice President of Engineering and Product Strategy. Prior to joining us, Mr. Williams served at Siliconix incorporated from September 1980 to September 1998, most recently as Senior Director of Device Concept & Design. Mr. Williams holds more than 200 U.S. patents in device, process, package, circuit, system and application methods and apparatus, and has written over 100 published articles and invited papers. Mr. Williams is a member of the Institute of Electrical and Electronic Engineers. Mr. Williams received an M.S. in Electrical Engineering from Santa Clara University and a B.S., with honors, in Electrical Engineering (specializing in semiconductor device physics and fabrication) from the University of Illinois at Urbana-Champaign.

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

Scott H. Miller has served as our Vice President and General Counsel since September 2007. Prior to this appointment Mr. Miller served as Senior Vice President and General Counsel of Coherent, Inc., a laser company, from March 1994 through July 2007. Mr. Miller received a BA degree in Economics from UCLA and a JD from Stanford Law School.

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

Corporate Information

We were incorporated in California in August 1997 and reincorporated in Delaware in April 2005. Our principal executive offices are located at 3230 Scott Boulevard, Santa Clara, California 95054, and our telephone number is (408) 737-4600. Our web site address is www.analogictech.com. Unless the context requires otherwise, references in this Form 10-K to “AnalogicTech,” “we,” “us” and “our” refer to Advanced Analogic Technologies Incorporated and its wholly-owned subsidiaries on a consolidated basis. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other SEC filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

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

We receive a substantial portion of our revenues from two of our OEM customers, LG Electronics Inc. of South Korea and Samsung of South Korea, as well as from one of our distributors, ChiefTech Electronics Ltd. of China. We received an aggregate of approximately 20%, 15% and 11% of our revenue from LG Electronics, ChiefTech and Samsung in 2007 and 28%, 10% and 11% in 2006, respectively. In addition, we sell to a number of contract manufacturers of Samsung. Total sales to Samsung and its contract manufacturers represented 25% and 20% of our net revenue for 2007 and 2006, respectively. We anticipate that we will continue to be dependent on these customers for a significant portion of our revenue in the immediate future; however, we do not have long-term contractual purchase commitments from them, and we cannot assure you that they will continue to be our customers.

We received an aggregate of approximately 81% of our revenues from our ten largest customers in 2007. Any action by one of our largest customers that affects our orders, product pricing or vendor status could significantly reduce our revenues and harm our financial results. In the future, our sales to our large customers will continue to be susceptible to quarterly fluctuation as our customers manage their inventories, principally for seasonal variations. In particular, our customers’ increase in inventory of our products in advance of the peak buying season during the second half of year for wireless handsets often leads to sequentially lower sales of our products in the first calendar quarter and, potentially, late in the fourth calendar quarter. Because our largest customers account for such a significant part of our business, the loss of, or a decline in sales to, any of our major customers would negatively impact our business.

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

We obtain a portion of our revenues through sales to distributors located in Asia who act as our fulfillment representatives. Sales to distributors accounted for 42%, 39% and 42% of our revenues for years 2007, 2006 and 2005, respectively. In the normal course of their operation as fulfillment representatives, these distributors typically perform functions such as order scheduling, shipment coordination, inventory stocking, payment and collections and, when applicable, currency exchange between purchasers of our products and these distributors. Our distributors’ compensation for these functions is reflected in the price of the products we sell to these distributors. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. If these distributors are unable to pay us in a timely manner or if we anticipate that they will not pay us, we may elect to withhold future shipments, which could adversely affect our operating results. If one of our distributors experiences severe financial difficulties, becomes insolvent or declares bankruptcy, we could lose product inventory held by that distributor and we could be required to write off the value of any receivables owed to us by that distributor. We could also be required to record bad debt expense in excess of our reserves. We may not be successful in recognizing these indications or in finding replacement distributors in a timely manner, or at all, any of which could harm our operating results, cash flow and financial condition.

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

Due to the nature of our business, in which order lead times may vary, and the fact that customers are generally allowed to reschedule or cancel orders on short notice, we believe that our backlog is not necessarily a good indicator of our future sales. Our quarterly revenues also depend on orders booked and shipped in that quarter. Because our lead times for the manufacturing of our products generally take six to ten weeks, we often must build in advance of orders. This exposes us to certain risks, most notably the possibility that expected sales will not occur, which may lead to excess inventory, and we may not be able to sell this inventory to other customers. In addition, we supply LG Electronics, one of our largest customers, through its central hub and we do not record backlog with respect to the products we ship to the hub. Therefore, our backlog may not be a reliable indicator of future sales.

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

Substantially all of our manufacturing suppliers, customers and operations are located in Asia, which subjects us to additional risks, including regional economic influences, logistical complexity, political instability and natural disasters including earthquakes.

We conduct, and expect to continue to conduct, almost all of our business with companies that are located outside the United States. Based on ship-to locations, approximately 98%, 98% and 99% of our revenues came from customers in Asia, particularly South Korea, Taiwan, China and Japan, in years 2007, 2006 and 2005, respectively. A vast majority of our contract manufacturing operations are located in South Korea, Taiwan, Malaysia and China. In addition, we have a design center in Shanghai. As a result of our international focus, we face several challenges, including:

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

We have experienced significant growth in a short period of time. Our revenues have increased from approximately $1.0 million in 2001 to $110 million in 2007. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

We have also grown from 110 employees on January 1, 2004 to 295 employees on December 31, 2007, with many located in regional and international offices. Our international growth may subject us to income and transaction taxes in the United States and in multiple foreign locations. Our future effective tax rates could be affected by changes in our U.S. and foreign tax estimates and liabilities, or changes in tax laws or the interpretation of such tax laws. If additional taxes are assessed against us, our operating results or financial condition could be materially affected.

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

The Final Determination also found that a majority of our switching regulator designs do not infringe Linear’s Patent No. 6,580,258 (‘258 Patent). The USITC also found that one family of switching regulator products infringes certain claims of the ‘258 Patent. Following normal USITC procedure, the USITC issued a limited exclusion order under Section 337 of the Tariff Act prohibiting the direct importation by us of this particular product family. This exclusion order does not, however, prevent our customers from importing their products into the United States. Linear Technology’s request that downstream products be barred from importation was denied.

Recently, Linear Technology served notice that it will be appealing portions of the Final Determination to the United States Court of Appeals for the Federal Circuit. On February 20, 2008, Linear Technology filed a complaint with the USITC seeking an enforcement proceeding to correct alleged violations of the limited exclusion order of September 22, 2007. We intend to oppose both of these actions and to appeal portions of the Final Determination that were unfavorable to us. We believe that none of our products infringe the Linear Technology patents in question. However, whether or not we prevail in this appeal, we expect to incur significant legal expenses.

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements to protect our proprietary technologies and know-how. While we have more than 50 patents issued or allowed in the United States or foreign countries and a larger number of pending applications, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be challenged or circumvented by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products.

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

Our operating results, financial condition and cash flows may be adversely impacted by worldwide political and economic uncertainties and specific conditions in the markets we address, including the cyclical nature of and volatility in the semiconductor industry.

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

Additionally, general worldwide economic conditions have recently experienced a downturn due to slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the semiconductor industry. If the economy or markets in which we operate do not continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected.

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

We adopted SFAS No.123(R) effective January 1, 2006, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. As a result of adopting SFAS No.123(R), we now have additional stock-based compensation expense associated with grants after April 4, 2005, the date of our initial filing of our registration statement in connection with our initial public offering, based on the grant date fair value. The ultimate amount of future stock-based compensation expense will depend upon the number of grants, the estimated grant date fair value, which depends upon significant assumptions including stock volatility and estimated term, the assumed forfeiture rate and the requisite service period for future grants. This expense has had a significant impact on our results of operations since 2006. We have recorded approximately $6.9 million and $6.1 million of stock-based compensation expense under SFAS No.123(R) for years 2007 and 2006, respectively. We believe that this will continue to have a significant impact on our future operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located in a leased facility in Santa Clara, California, consisting of approximately 42,174 square feet of office space, under a nine-year sublease that expires in 2016. This facility accommodates our principal engineering, technology, administrative and finance activities.

We entered into a lease for a facility in Shanghai, China comprising 19,036 square feet of office space, expiring in 2010. This facility accommodates our secondary engineering activities.

Our manufacturing operations, planning, logistics and package engineering activities are located throughout Asia where we lease approximately 7,030 square feet of office space in Hong Kong under a three-year lease that expires in 2009; approximately 13,837 square feet of office space in Chupei, Taiwan, under a three-year lease that expires in 2010; and approximately 3,671 square feet of office space in Macau under a five-year lease that expires in 2012.

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

The Final Determination also found that a majority of our switching regulator designs do not infringe Linear Technology’s ‘258 Patent. The USITC also found that one family of switching regulator products infringes certain claims of the ‘258 Patent. Following normal USITC procedure, the USITC issued a limited exclusion order under Section 337 of the Tariff Act prohibiting the direct importation by us of this particular product family. This exclusion order does not, however, prevent our customers from importing their products into the United States. To date, our sales of this product family in the United States have been minimal. Linear Technology’s request that downstream products be barred from importation was denied.

Recently, Linear Technology served notice that it will be appealing portions of the Final Determination to the United States Court of Appeals for the Federal Circuit. On February 20, 2008, Linear Technology filed a complaint with the USITC seeking an enforcement proceeding to correct alleged violations of the limited exclusion order of September 22, 2007. We intend to oppose both of these actions and to appeal portions of the Final Determination that were unfavorable to us. We believe that none of our products infringe the Linear Technology patents in question. However, whether or not we prevail in this appeal, we expect to incur significant legal expenses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this item regarding equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our 2008 Proxy Statement and is incorporated herein by reference. For additional information on our stock incentive plans and activity, see Note 5 to our consolidated financial statements included in Item 8 of this Report.

Market Price of Our Common Stock

Our common stock began trading on the Nasdaq Global Market on August 4, 2005 under the symbol “AATI.” The following table sets forth on a per share basis the high and low intra-day sales prices for our common stock as reported by the Nasdaq Global Market for the periods indicated:

	High	Low
Year Ended December 31, 2007
First Quarter	$7.15	$5.15
Second Quarter	$10.02	$6.36
Third Quarter	$11.23	$7.40
Fourth Quarter	$13.08	$9.86

Year Ending December 31, 2006
First Quarter	$15.75	$10.60
Second Quarter	$12.73	$9.51
Third Quarter	$10.48	$5.05
Fourth Quarter	$6.50	$4.90

As of February 28, 2008, there were approximately 92 record holders of our common stock.

Stock Performance Graph

The graph below shows a comparison of the cumulative total shareholder return on our common stock with the cumulative total return on the S&P 500 Index and the Philadelphia Semiconductor Index over the period from August 8, 2005, the first day of trading for our common stock, until December 31, 2007. The graph assumes $100 invested at the indicated starting date in our common stock and in each of the market indices, with the reinvestment of all dividends. Prices and shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

Comparison of Cumulative Total Return

From August 8, 2005 to December 31, 2007

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data for the years ended December 31, 2007, 2006, 2005, 2004 and 2003. You should read the following table in conjunction with the consolidated financials statements and related notes contained elsewhere in the report on Form 10-K. Operating results for any year are not necessarily indicative of results for any future periods.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statements of Operations Data
NET REVENUE	$109,610	$81,161	$68,298	$51,345	$26,478
Cost of revenue (including stock-based compensation of $282, $268, $112, $42 and $0 in 2007, 2006, 2005, 2004 and 2003, respectively)	50,934	34,556	26,964	19,115	12,781

GROSS PROFIT	58,676	46,605	41,334	32,230	13,697

OPERATING EXPENSES:
Research and development (including stock-based compensation of $2,766, $2,403, $784, $300 and $0 in 2007, 2006, 2005, 2004 and 2003, respectively)	30,991	23,772	19,479	14,306	7,104
Sales, general and administrative (including stock-based compensation of $3,845, $3,472, $1,493, $576, and $0 in 2007,2006, 2005, 2004 and 2003, respectively)	25, 757	22,272	17,624	10,768	5,469
Patent litigation	3,793	8,536	27	473	22

Total operating expenses	60,541	54,580	37,130	25,547	12,595

INCOME (LOSS) FROM OPERATIONS	(1,865)	(7,975)	4,204	6,683	1,102
INTEREST AND OTHER INCOME (EXPENSE):
Interest and investment income	5,599	5,823	2,058	157	24
Interest and other expense	(529)	(72)	(121)	(43)	(203)

Total interest and other income (expense), net	5,070	5,751	1,937	114	(179)

INCOME (LOSS) BEFORE INCOME TAXES	3,205	(2,224)	6,141	6,797	923
PROVISION (BENEFIT) FOR INCOME TAXES	1,319	(142)	4,056	(8,381)	50

NET INCOME (LOSS)	$1,886	$(2,082)	$2,085	$15,178	$873

NET INCOME (LOSS) PER SHARE:
Basic	$0.04	$(0.05)	$0.10	$3.43	$0.35
Diluted	$0.04	$(0.05)	$0.05	$0.46	$0.04
WEIGHTED AVERAGE SHARES USED IN NET INCOME (LOSS) PER SHARE CALCULATION:
Basic	44,728	43,477	21,025	4,420	2,505
Diluted	47,007	43,477	40,147	33,214	22,248

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$53,779	$58,121	$124,377	$21,705	$14,262
Working capital	127,805	115,914	135,973	34,792	18,269
Total assets	176,468	161,198	151,323	44,989	24,458
Total stockholders’ equity	157,291	145,937	140,402	38,953	19,690

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” above. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report on Form 10-K, particularly under the heading “Risk Factors.”

Overview

We are a supplier of power management semiconductors for consumer, communications and computing electronic devices, such as wireless handsets, notebook and tablet computers, smartphones, camera phones, digital cameras, personal media players, Bluetooth headphones and accessories, notebook computers, digital TVs, set top boxes and displays. We focus our design and marketing efforts on the application-specific power management needs in these rapidly-evolving devices. We currently offer a portfolio of over 600 power management products comprising Power Management application-specific standard products, or ASSPs, and selected general-purpose analog integrated circuits, or ICs, in single-chip and multi-chip packages. We sell directly to original equipment manufacturers, or OEMs, including LG Electronics, Inc., Samsung Electronics Co., Ltd. and Sony Ericsson. We sell through distributors and original design manufacturers, or ODMs, and to other system designers, including Hewlett-Packard Company, Lenovo Group Ltd., Quanta Computers Inc. and Toshiba Corporation.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, income taxes, share-based compensation and goodwill. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed our disclosure relating to them in this annual report on Form 10-K.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

A large portion of our sales is made through distribution arrangements with third parties. These arrangements include stock rotation rights that generally permit the return of up to 5% of the previous six months’ purchases. We generally accept these returns in the second and fourth quarters of each annual period. We record estimated returns at the time of shipment. Our normal payment term with our distributors is 30 days from invoice date. Certain of our distributor arrangements include the possibility of sales price rebates on specified products. At the time of shipment we recognize revenue, estimate the total sales price rebate and reserve for those pricing rebates. We have also deferred revenue of $98,000 and $119,000 at December 31, 2007 and 2006, respectively, related to three of our distributors for which we are unable to reasonably estimate returns and recognize revenues from these distributors.

Inventory Valuation

We value our inventory at the lower of the actual cost of our inventory or its current estimated market value. We write down inventory for obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Because of the cyclicality of the market in which we operate, inventory levels, obsolescence of technology and product life cycles, we generally write down inventory for product that is over 12 months old. Additionally, we generally write down to net realizable value inventory in excess of nine months’ forecasted product demand. Before the fourth quarter of 2007, we wrote down to net realizable value inventory in excess of six months’ forecasted product demand. This change resulted in approximately $0.2 million favorable impact on our gross profit for 2007. Actual demand and market conditions may be lower than those that we project and this difference could have a material adverse effect on our gross margins should inventory write-downs beyond those initially recorded become necessary. Alternatively, should actual demand and market conditions be more favorable than those we estimated at the time of such a write-down, our gross margins could be favorably impacted in future periods.

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. SFAS No. 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS No. 123(R).

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). We account for stock-based awards to non-employees in accordance with SFAS No. 123(R) and Emerging Issues Task Force Issue No. 96-18.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods for establishing the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. The portion of stock-based compensation expenses related to options granted prior to April 4, 2005, (the date of our initial filing of a registration statement for our eventual initial public offering (“IPO”), which is the date we are considered a public company under SFAS No. 123(R)) which were previously recorded under the provisions of APB 25, continue to be amortized over the respective vesting period and do not include an estimated forfeiture rate. The actual forfeitures of these options are recorded as they occur. These options granted prior to April 4, 2005 have been valued using the intrinsic value method and as of December 31, 2007, the remaining unamortized portion of the deferred stock based compensation relating to these options is $1.1 million. Option awards granted after April 4, 2005 and before January 1, 2006 were based on grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” The fair value of these options was previously calculated using the Black-Scholes option pricing model and, under SFAS No.123(R), is adjusted for an estimated forfeiture rate and amortized over the vesting period. Option awards granted subsequent to our adoption of SFAS No. 123(R) on January 1, 2006 are recorded as stock based compensation expense under the fair value method as prescribed by SFAS No. 123(R). The grant date fair value of these options was also calculated by using the Black-Scholes option pricing model.

Compensation expense for all share-based payment awards continues to be recognized using the straight-line single-option method. Stock-based compensation expenses recognized in the consolidated statement of operations for the year ended December 31, 2007, excluding amounts related to options granted prior to April 4, 2005, are based on awards that ultimately are expected to vest and have been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123 for the periods prior to 2006, we accounted for forfeitures as they occurred.

The adoption of SFAS No. 123(R) on January 1, 2006 had the following impact on 2006 results: income before income tax was lower by $3.7 million, net income was lower by $3.5 million and basic and diluted EPS were both lower by $0.08.

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

In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in our consolidated statements of operations as a provision for (benefit from) income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. During 2007, we assessed the need for a valuation allowance against our deferred tax assets. The deferred tax asset valuation allowance was $23,000 as of December 31, 2007. The valuation allowance relates to the utilization of foreign tax credits.

During May 2005, we implemented an international structure. We transitioned a certain portion of our logistics, order entry, purchasing and billing functions to our office in Macau, which is in closer geographic proximity to our suppliers and customers. Our corporate headquarters remains in the United States. In connection with this transition, we have implemented cost-sharing and license arrangements with our wholly-owned British Virgin Islands subsidiary, with which our wholly-owned Macau subsidiary has implemented a similar licensing arrangement to develop and license intellectual property. Pursuant to these arrangements, our British Virgin Islands and Macau subsidiaries have the non-exclusive rights to manufacture, market and distribute our products in certain geographic markets. Furthermore, our Macau subsidiary is authorized to contract with third parties for the manufacture, test and assembly of our products. As a result of these changes, we expect the percentage of our consolidated pre-tax income represented by our foreign operations to continue to increase and exceed the domestic percentage.

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” goodwill is subject to annual impairment tests performed in the third quarter of each year, or earlier if indicators of potential impairment exist and suggest that the carrying value of goodwill may not be recoverable from estimated discounted future cash flows. Because we have one reporting segment under SFAS No. 142, we utilize the entity-wide approach to assess goodwill for impairment and compare our market value to our net book value to determine if an impairment exists. These impairment tests may result in impairment losses that could have a material adverse impact on our results of operations.

Investments

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2007, we had investments in short-term debt instruments which were classified as available-for-sale under SFAS No. 115. Short-term investments consist primarily of high grade debt securities with a maturity of greater than 90 days when purchased. We classified investments with maturities greater than one year as short-term investments as we consider all investments as a potential source of operating cash regardless of maturity date. Our debt securities are carried at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income, which is a separate component of stockholders’ equity. The cost of securities sold is based on specific identification method. Interest earned on securities is included in “Interest and Investment Income” in the consolidated statements of operations. The fair value of investments is determined using observable or quoted market prices for those securities.

As of December 31, 2007, we had $114.2 million of cash, cash equivalents and short-term investments, including approximately $7.5 million of principal invested in auction rate securities (“ARS”). The ARS held by us are collateralized with Federal Family Education Loan Program (“FFELP”) student loans. The interest rates of these ARS are reset through a dutch auction each month. FFELP was created by the U.S. Congress in 1965 to deliver and administer guaranteed education loans for students and their parents. The loans are guaranteed by FFELP which is run by the Department of Education. Individual loans are guaranteed between 97% and 100% by FFELP depending on when the loan was originated. The monthly auctions have historically provided a liquid market for these securities. During February 2008, we successfully liquidated approximately $4.3 million of these securities. The remaining three ARS that were not liquidated had successful reset auctions in January 2008 and as such, we determined that no impairment existed as of December 31, 2007. However, the remaining three ARS we invested in had failed auctions in February 2008, in that there were insufficient buyers for these ARS. As a result of the failed auctions, the ARS will generally pay interest to the holder at a maximum rate as defined by the governing documents or indenture, which resets periodically at a level higher than defined short-term interest benchmarks. We cannot predict whether future auctions related to our ARS will be successful. In connection with preparing our interim financial statements for the first quarter of 2008, we will address whether the failed auctions are indicative that these securities had an impairment subsequent to December 31, 2007.

Results of Operations

The following table sets forth our unaudited historical operating results, as a percentage of net revenue for the periods indicated:

	Years Ended December 31,
	2007	2006	2005
NET REVENUE	100.0%	100.0%	100.0%
Cost of revenue	46.5	42.6	39.5

GROSS PROFIT	53.5	57.4	60.5
OPERATING EXPENSES:
Research and development	28.3	29.3	28.5
Sales, general and administrative	23.5	27.4	25.8
Patent litigation	3.5	10.5	—

Total operating expenses	55.3	67.2	54.3

INCOME (LOSS) FROM OPERATIONS	(1.8)	(9.8)	6.2
INTEREST AND OTHER INCOME (EXPENSE):
Interest and investment income	5.1	7.2	3.0
Interest and other expense	(0.5)	(0.1)	(0.2)

Total interest and other income (expense), net	4.6	7.1	2.8

INCOME (LOSS) BEFORE INCOME TAXES	2.8	(2.7)	9.0
PROVISION (BENEFIT) FOR INCOME TAXES	1.2	(0.1)	5.9

NET INCOME (LOSS)	1.6%	(2.6)%	3.1%

Comparison of the Years Ended December 31, 2007, 2006 and 2005

Revenues

The following table illustrates our net revenue by our principal product families:

	Years Ended December 31,
	2007		2006		2005
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
	(dollar amounts in thousands)
Display and Lighting Solutions	$63,811	58%	$45,121	56%	$35,755	52%
Voltage Regulation and DC/DC Conversion	25,968	24	17,571	21	13,438	20
Interface and Power Management	17,463	16	17,710	22	18,835	28
Battery Management	2,368	2	759	1	270	—

Total	$109,610	100%	$81,161	100%	$68,298	100%

Our revenues consist of sales of our power management semiconductor products, net of sales discounts, sales returns and distributor stock rotation allowances and incentives. All of our sales are denominated in U.S. dollars.

Our net revenue for 2007 as compared to 2006 increased $28 million, or 35 percent. This growth was primarily attributable to increased sales of our Display, Lighting Solutions, Voltage Regulation and DC/DC Conversion and battery management product families, as a result of increased demand. Total unit shipment in 2007 increased 37 percent compared to 2006, while average selling prices remained flat.

Geographically, sales to China, Korea, Taiwan and North America increased due to our efforts to expand our customer base in China by offering products with more features popular in the Chinese markets. Net sales to Japan and Europe decreased.

Our net revenue for the year ended December 31, 2006 as compared to 2005 increased due to increased sales of our Display and Lighting Solutions and Voltage Regulation and DC/DC Conversion products. Our average selling prices remained the same in fiscal 2006 as compared to 2005; therefore, the increase in revenues was almost entirely produced by an increase in unit volume sales of approximately 18% for fiscal 2006 as compared to 2005. The increase in Display and Lighting Solutions revenues was primarily driven by increased sales of our ChargePump products and the increase in Voltage Regulation and DC/DC Conversion revenues was primarily driven by increased sales of our SwitchReg products for fiscal 2006 as compared to 2005.

Gross Profit

Gross profit is the difference between net revenues and cost of revenues, and gross margin represents gross profit as a percentage of net revenues. Cost of revenues, also known as cost of goods sold, consists primarily of cost of processed silicon wafers, costs associated with assembly, test and shipping of our production ICs, cost of personnel associated with manufacturing support and quality assurance and occupancy costs associated with our manufacturing support activities. Our support, quality and sustaining expenses related to manufacturing are included in our cost of revenues.

	Years Ended December 31,		Increase (Decrease)
	2007	2006
	(dollar amounts in thousands)
Net revenues	$109,610	$81,161	$28,449	35%
Cost of revenues	50,934	34,556	16,378	47%

Gross profit	$58,676	$46,605	$12,071	26%

Gross margin	53.5%	57.4%	(3.9)%

Our gross margin was 53.5 percent for 2007, representing a decrease compared to 57.4 percent for 2006. This decrease was primarily due to:

•

an unfavorable change in product mix in 2007 as we sold more lower-margin products. Total unit shipment in 2007 increased 37 percent compared to 2006, while average selling prices remained flat, the increase in units shipped was mostly attributable to lower-margin products; and

•	the effect of amortization of acquired intangible assets for a full year in 2007 compared to two months in 2006

This decrease was partially offset by improved product yields.

During 2007, our gross inventory write-down was approximately $4.2 million, offset by the sale of $4.1 million of previously written down inventory. During 2007, we physically scrapped $0.2 million of previously written-down inventory. Historically, the net effect of inventory write-down has not had a material impact on our gross profit.

	Years Ended December 31,		Increase (Decrease)
	2006	2005
	(dollar amounts in thousands)
Net revenues	$81,161	$68,298	$12,863	18.8%
Cost of revenues	34,556	26,964	7,592	28.2%

Gross profit	$46,605	$41,334	$5,271	12.8%

Gross profit margin	57.4%	60.5%	(3.1)%

Our gross margin was 57 percent for the year ended December 31, 2006, compared to 61 percent for the year ended December 31, 2005. This decrease was due to a number of factors:

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

•

these decreases were offset in part by a reduction in excess and obsolete expenses contributing a 3 percentage point of the increase and an improvement due to benefits from economies of scale contributing a 1 percentage point of the increase.

In 2006, the gross write-down of inventory was $3.3 million, offset by the sale of $3.3 million of previously written down inventory. During 2006, we physically scrapped $0.3 million of previously written-down inventory.

Research and Development

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

	Years Ended December 31,		Increase (Decrease)
	2007	2006
	(dollar amounts in thousands)
Research and development	$30,991	$23,772	$7,219	30.4%
% of net revenues	28.3%	29.3%	(1.0)%

Research and development expenses for fiscal 2007 increased as compared to 2006 primarily due to:

•

a $3.1 million increase in payroll, bonus, stock-based compensation expenses and benefit related expenses as a result of higher headcount, including a full year of expenses associated with our Shanghai-based design center in 2007, compared to only two months in 2006, as a majority of our personnel there are engaged in research and development activities;

•	a $2.3 million increase in information technology, occupancy and other research and development operation support expenses; and

•	a $1.7 million increase in engineering expenses and outside services as we continued to develop new products.

Research and development expense as a percentage of net revenue decreased slightly.

	Years Ended December 31,		Increase (Decrease)
	2006	2005
	(dollar amounts in thousands)
Research and development	$23,772	$19,479	$4,293	22.0%
% of net revenue	29.3%	28.5%	0.8%

Research and development expenses for fiscal 2006 as compared to 2005, increased due to the following factors:

•	increased stock-based compensation expense of $1.6 million due to adoption of SFAS 123(R);

•	increased salary and employee related expense of $0.9 million due to increase in headcount;

•	increased engineering related expenses of $0.7 million;

•	AP Semi’s research and development expenses of $0.6 million;

•	in-process research and development expenses of $0.3 million from the acquisition of AP Semi; and

•	increased manufacturing support related expenses of $0.2 million.

These higher expenses were incurred as we increased expenditures related to accelerated development activities for ModularBCD process and new products, particularly for switching regulators.

Sales, General and Administrative

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

	Years Ended December 31,		Increase (Decrease)
	2007	2006
	(dollar amounts in thousands)
Sales, general and administrative	$25,757	$22,272	$3,485	15.6%
% of net revenue	23.5%	27.4%	(3.9)%

Sales, general and administrative expenses for 2007 increased as compared to 2006 primarily due to:

•	a $4.4 million increase in payroll, bonus, stock-based compensation expenses and benefit related expenses, which resulted from higher headcount to support our rapid growth in revenues in 2007;

•	this increase was partially offset by an approximately $1.1 million decrease in professional services.

Sales, general and administrative expense as a percentage of net revenue decreased four percent due to a comparatively bigger increase in sales in 2007.

	Years Ended December 31,		Increase (Decrease)
	2006	2005
	(dollar amounts in thousands)
Sales, general and administrative	$22,272	$17,624	$4,648	26.4%
% of net revenues	27.4%	25.8%	1.6%

Sales, general and administrative expenses for the fiscal 2006 as compared to 2005, increased due to the following factors:

•	increased stock-based compensation expense of $2.0 million due to adoption of SFAS 123(R);

•	increased public company expenses of approximately $1.4 million, resulting primarily from our efforts to comply with the Sarbanes-Oxley Act of 2002, increased consulting costs and D&O insurance;

•	increased headcount to support our growing revenue base, which accounted for increased payroll expenses of $0.9 million;

•	increased travel expenditures of approximately $0.2 million, which was due to increased sales related activities; and

•	AP Semi’s sales, general and administrative expenses of $0.1 million.

Patent Litigation

	Years Ended December 31,		Increase (Decrease)
	2007	2006
	(dollar amounts in thousands)
Patent litigation	$3,793	$8,536	$(4,743)	(55.6)%
% of net revenues	3.5%	10.5%	(7)%

Patent litigation expenses for 2007 decreased as compared to 2006. Our legal proceedings related to the Linear Technology Corporation patent infringement ramped up during the third quarter of 2006 and we incurred significant expenses during that quarter. Litigation expenses were significantly lower in 2007 due to lower level of activity related to this patent infringement case. We believe that we will continue to incur significant litigation expenses in 2008. For a description of our litigation, please see Item 3—Legal Proceedings in Part I of this report for further details.

	Years Ended December 31,		Increase (Decrease)
	2006	2005
	(dollar amounts in thousands)
Patent litigation	$8,536	$27	$8,509	31,514.8%
% of net revenues	10.5%	0.0%	10.5%

Patent litigation expenses for the year ended December 31, 2006 as compared to 2005, increased due to increased legal expenses related to our ongoing litigation with Linear Technologies Corporation.

Interest and Other Income (Expense), Net

Interest and investment income was $5.6 million, $5.8 million and $2.0 million for 2007, 2006 and 2005, respectively. Interest and investment income decreased slightly in 2007 compared to 2006 due to lower average interest rates as well as lower average cash balances in 2007. The increase in interest and investment income in 2006 compared to 2005 was primarily attributable to higher interest income earned on higher cash balances resulting from the proceeds of our initial public offering in August 2005.

Other expense in 2007 was approximately $0.5 million, primarily consisting of a $0.3 million write-off of cumulative translation adjustment loss as a result of the liquidation of our Sweden branch office during the first quarter of 2007 and a $0.2 million other-than-temporary impairment loss related to our long-term private equity investment that was accounted for using cost method. Other expense in 2006 and 2005 were insignificant.

Provision (Benefit) for Income Taxes

Our income tax provision (benefit) was $1.3 million, ($0.1) million, and $4.1 million for fiscal 2007, 2006 and 2005, respectively. Our effective tax rate for 2007 was substantially higher than the statutory federal rate primarily due to the effect of significant stock-based compensation expense, most of which related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the quarter when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously expensed stock-based compensation. As of December 31, 2007, we had not recorded any tax benefits related to tax deductions in excess of previously expensed stock-based compensation because of unutilized net operating losses and tax credits. If such tax benefits related to tax deductions in excess of previously expensed stock-based compensation were recognized, approximately $3.1 million would be recorded as an addition to paid-in-capital.

Recently Issued Accounting Pronouncements

FIN 48

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109”, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

As a result of the implementation of FIN 48, we recognized $550,000 of a net decrease in the liability for unrecognized tax benefits with a corresponding increase to Retained Earnings of $543,000 and a reduction of Deferred Tax Assets of $7,000. A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$2,408,000
Gross increases in tax positions for current year	$1,646,000
Gross increases in tax positions for prior years	$1,031,000
Settlements/Closure of audits	$(36,000)

Balance at December 31, 2007	$5,049,000

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $4,731,000 at December 31, 2007.

We recognize interest and penalties accrued related to unrecognized tax benefits in our provision for income taxes. During the year ended December 31, 2007, we recognized approximately $62,000 and $16,000 for interest and penalties, respectively. As of December 31, 2007, total accrued interest and penalties for unrecognized tax benefits were approximately $141,000 and $77,000, respectively. We are subject to taxation in the United States and various foreign jurisdictions. With the exception of California, our tax years for 1997 through 2007 are subject to examination by the tax authorities. In August 2007, we closed an audit with the state of California for all tax years from inception through 2004, but the state left open the option to review our research and development tax credits in the future. The results of the audit are included in our provision for income taxes. We are currently under examination by the Internal Revenue Service for the 2005 and 2006 tax years. As of December 31, 2007, no audit adjustments have been made. Currently, an estimate of the range of the reasonably possible change in unrecognized tax benefits in the next 12 months cannot be made. We are no longer subject to foreign examinations by tax authorities for years prior to 2001.

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

SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

Liquidity and Capital Resources

	Years Ended December 31,		Increase (Decrease)
	2007	2006
	(dollar amounts in thousands)
Net cash provided by operating activities	$8,580	$5,660	$2,920	52%
Net cash used in investing activities	$(14,322)	$(73,129)	$58,807	(80)%
Net cash provided by financing activities	$1,488	$1,228	$260	21%
Effect of exchange rate changes on cash and cash equivalents	$(88)	$(15)	$(73)	487%

Net increase (decrease) on cash and cash equivalents	$(4,342)	$(66,256)	$61,914	(93)%

	Years Ended December 31,		Increase (Decrease)
	2006	2005
	(dollar amounts in thousands)
Net cash provided by operating activities	$5,660	$7,026	$(1,055)	(15.0)%
Net cash used in investing activities	$(73,129)	$(1,082)	$(72,047)	6,658.7%
Net cash provided by financing activities	$1,228	$96,797	$(95,880)	(99.1)%
Effect of exchange rate changes on cash and cash equivalents	$(15)	$(69)	$54	(78.3)%

Net increase (decrease) on cash and cash equivalents	$(66,256)	$102,672	$(168,928)	(164.5)%

Our cash and cash equivalents were $53.8 million as of December 31, 2007 and $58.1 million as of December 31, 2006.

Net Cash Provided by Operating Activities

Net cash generated by our operating activities was $8.6 million in 2007. Net income of $1.9 million was adjusted for by the stock-based compensation expenses of $6.9 million, depreciation and amortization expenses of $2.7 million and the net changes in operating assets and liabilities. Our stock-based compensation expense has increased as a result of the increased number of options granted to employees and higher fair value of these options. Depreciation and amortization expenses have also risen due to a full year of depreciation expense and amortization of intangible assets acquired from AP Semi. The increase in accounts receivable was due to increased sales during the fourth quarter of 2007 compared to the fourth quarter of 2006. The increase in inventories was primarily due to increased purchases of materials and production to meet expected demand.

Net cash generated by our operating activities was $5.7 million in 2006. Net loss of $2.1 million was adjusted for by the stock-based compensation expenses of $6.1 million, depreciation and amortization expenses of $1.8 million and the net changes in operating assets and liabilities. Our stock-based compensation expense increased in 2006 as a result of our adoption of SFAS 123(R) and the increased number of options granted to employees. Depreciation and amortization expenses also increased due to $0.2 million amortization of intangible assets acquired from AP Semi and increased investment in research and development and infrastructure. The increases in accounts payable and accrued expenses were primarily attributable to increased compensation costs due to increased headcount and increased overall consultancy and outside professional costs. The increase in inventories was primarily due to increased purchases of materials and production to meet expected demand. Increase in deferred income taxes was primarily due to current year timing differences, tax credits and tax loss carryforwards to be utilized in the future.

Net cash generated by our operating activities was $7.0 million in 2005. Net income of $2.1 million was adjusted for by the stock-based compensation of $2.4 million, depreciation and amortization expenses of $1.5 million and the net changes in operating assets and liabilities. Our stock-based compensation expenses increased in 2005 as a result of increased number of options granted to employees and consultants. Depreciation and amortization expenses also increased in 2005 and we expected that this will continue to rise as we invested in research and development and infrastructure. The increases in accounts payable and accrued liabilities were primarily attributable to increases in compensation costs due to increased headcount and increased overall consultancy and outside professional costs. The decrease in deferred income taxes and increase in income tax payable were the result of the implementation of our international tax structure and higher taxable income. The reduction in inventory was primarily due to increased shipments at the end of the quarter. Our accounts receivable balance increased due to the timing of increased fourth quarter sales. Increases in our current assets in 2005 were primarily attributable to increased prepaid insurance, which was amortized over the service period.

Net Cash Used in Investing Activities

Net cash used in our investing activities were $14.3 million in 2007, primarily consisting of a net cash outflow of $10.8 million to purchase short-term investments, $3.3 million used to purchase engineering equipment, invest in leasehold improvements and upgrade our enterprise software and $2.0 million used to purchase a six-month note issued by a supplier. These uses of cash were offset by approximately $1.1 million of cash received as a result of a final distribution of funds from an escrow account originally established in connection with our acquisition of AP Semi (see Note 4 to our Consolidated Financial Statements included in Part II, Item 8 of this Report for further detail.)

Net cash of $73.1 million used in investing activities in 2006 consisted primarily of a net cash outflow of $49.6 million to purchase short-term investments, $20.6 million used to acquire AP Semi, $1.4 million used to purchase various engineering software and equipment to support our internal infrastructure growth, $0.9 million used to invest in a private equity and funding of restricted cash escrow funds related to the acquisition of AP Semi of $0.7 million.

Net cash of $1.1 million used in investing activities in 2005 was used to purchase equipment.

Net Cash Provided by Financing Activities

Net cash provided by our financing activities in 2007 was $1.5 million, primarily consisting of $1.6 million in net proceeds from exercises of common stock options, offset by $0.1 million used to pay our capital lease obligations.

Net cash provided by our financing activities in 2006 was $1.2 million, and primarily consisted of net proceeds from exercises of common stock options and warrants of $1.0 million as well as a tax benefit from equity transactions of $0.3 million.

Net cash provided by our financing activities in 2005 primarily consisted of $96.3 million of net proceeds from our initial public offering, which closed on August 15, 2005, $0.3 million of proceeds from exercises of common stock options and warrants, $0.2 million of proceeds from the issuance of common stock under our employee stock purchase plan, offset by $26,000 for payments of our capital lease obligations.

Liquidity

We believe our existing cash balances, as well as cash expected to be generated from operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our liquidity is not impacted by the current situation related to the auction rate securities subsequent to December 31, 2007.

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

Contractual Obligations

The following table describes our principal contractual cash obligations as of December 31, 2007:

	Total	2008	2009	2010	2011	2012	2013 and beyond
	(in thousands)
Obligations under capital leases	$192	$151	$41	$—	$—	$—	$—
Operating leases	6,643	1,545	1,234	997	553	571	1,743
Purchase commitments(1)	8,082	6,901	787	394	—	—	—

Total contractual obligations	$14,917	$8,597	$2,062	$1,391	$553	$571	$1,743

(1)	Purchase commitments consist primarily of our commitment to purchase wafers and technology licenses.

In January 2007, we entered into a sublease for our current principal executive offices, effective from September 2007 through March 2016, occupying 42,174 square feet in Santa Clara, California. This facility accommodates our principal engineering, technology, administrative and finance activities.

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

As of December 31, 2007, our cash equivalent and short-term investment portfolio consist of the following securities:

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(in thousands)
U.S. Government agency bonds	$46,618	$86	$—	$46,704
U.S. Corporate bonds	21,185	58	(7)	21,236
Commercial paper	18,435	4	(1)	18,438
Money market funds	11,596	—	—	11,596
Auction rate securities	7,500	—	—	7,500
Municipal bonds	1,004	—	—	1,004

Total	$106,338	$148	$(8)	$106,478

Most of our investments were in fixed rate, interest-earning instruments, which carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to rising interest rates. However, in a declining interest rate environment such as the one we are currently experiencing, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of these investments, anticipated declining interest rates will negatively impact our investment income.

The following table presents the change in our portfolio value if the rate were to change by:

	100 Basis Point Rate Increase	200 Basis Point Rate Increase	100 Basis Point Rate Decrease	200 Basis Point Rate Decrease
Total impact on our investment portfolio	$(403,634)	$(781,891)	$349,737	$701,180

As of December 31, 2007, none of the securities in our portfolio were backed by subprime mortgage loans or other collateral with exposure to current credit conditions.

As of December 31, 2007, we had $114.2 million of cash, cash equivalents and short-term investments, including approximately $7.5 million of principal invested in auction rate securities (“ARS”). The ARS held by us are collateralized with Federal Family Education Loan Program (“FFELP”) student loans. The interest rates of these ARS are reset through a dutch auction each month. FFELP was created by the U.S. Congress in 1965 to deliver and administer guaranteed education loans for students and their parents. The loans are guaranteed by FFELP which is run by the Department of Education. Individual loans are guaranteed between 97% and 100% by FFELP depending on when the loan was originated. The monthly auctions have historically provided a liquid market for these securities. During February 2008, we successfully liquidated approximately $4.3 million of these securities. The remaining three ARS that were not liquidated had successful reset auctions in January 2008 and as such, we determined that no impairment existed as of December 31, 2007. However, the remaining three ARS we invested in had failed auctions in February 2008, in that there were insufficient buyers for these ARS. As a result of the failed auctions, the ARS will generally pay interest to the holder at a maximum rate as defined by the governing documents or indenture, which resets periodically at a level higher than defined short-term interest benchmarks. We cannot predict whether future auctions related to our ARS will be successful. In connection with preparing our interim financial statements for the first quarter of 2008, we will address whether the failed auctions are indicative that these securities had an impairment subsequent to December 31, 2007.

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

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Advanced Analogic Technologies Incorporated

Santa Clara, CA

We have audited the accompanying consolidated balance sheets of Advanced Analogic Technologies Incorporated and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, effective January 1, 2007 and Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

San Jose, California

March 4, 2008

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$53,779	$58,121
Short-term investments	60,448	49,566

Total cash, cash equivalents and short-term investments	114,227	107,687
Accounts receivable, net of allowances	14,428	11,037
Inventories	12,214	8,480
Prepaid expenses and other current assets	2,273	2,223
Notes receivable	2,000	—
Restricted cash	—	700
Deferred income taxes	591	857

Total current assets	145,733	130,984
PROPERTY AND EQUIPMENT—NET	4,699	2,812
OTHER ASSETS	1,377	1,375
DEFERRED INCOME TAXES	6,815	5,965
INTANGIBLES—NET	2,127	3,287
GOODWILL	15,717	16,775

TOTAL ASSETS	$176,468	$161,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,938	$6,968
Accrued liabilities	8,472	6,714
Income tax payable	1,367	1,250
Current portion of capital lease obligations	151	138

Total current liabilities	17,928	15,070
Long-term income tax payable	1,053	—
Long-term capital lease obligations	41	191
Other long term liabilities	155	—

Total liabilities	19,177	15,261

COMMITMENTS (NOTE 7)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—100,000,000 shares authorized; 45,355,884 and 44,064,729 shares issued and outstanding in 2007 and 2006	45	44
Additional paid-in capital	166,763	160,088
Deferred stock-based compensation	(1,058)	(2,935)
Accumulated other comprehensive loss	(108)	(480)
Accumulated deficit	(8,351)	(10,780)

Total stockholders’ equity	157,291	145,937

TOTAL	$176,468	$161,198

See accompanying notes to consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amount)

	Years Ended December 31,
	2007	2006	2005
NET REVENUES	$109,610	$81,161	$68,298
Cost of revenues	50,934	34,556	26,964

GROSS PROFIT	58,676	46,605	41,334

OPERATING EXPENSES:
Research and development	30,991	23,772	19,479
Sales, general and administrative	25,757	22,272	17,624
Patent litigation	3,793	8,536	27

Total operating expenses	60,541	54,580	37,130

INCOME (LOSS) FROM OPERATIONS	(1,865)	(7,975)	4,204
INTEREST AND OTHER INCOME (EXPENSE):
Interest and investment income	5,599	5,823	2,058
Interest and other expense	(529)	(72)	(121)

Total interest and other income (expense), net	5,070	5,751	1,937

INCOME (LOSS) BEFORE INCOME TAXES	3,205	(2,224)	6,141
PROVISION (BENEFIT) FOR INCOME TAXES	1,319	(142)	4,056

NET INCOME (LOSS)	$1,886	$(2,082)	$2,085

NET INCOME (LOSS) PER SHARE:
Basic	$0.04	$(0.05)	$0.10
Diluted	$0.04	$(0.05)	$0.05
WEIGHTED AVERAGE SHARES USED IN NET INCOME (LOSS) PER SHARE CALCULATION:
Basic	44,728	43,477	21,025
Diluted	47,007	43,477	40,147

See accompanying notes to consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock-based Compen- sation	Accum- ulated Other Compre- hensive loss	Accum- lated Deficit	Total
	Series A, B, C, D and E
	Shares	Amount	Shares	Amount
BALANCE—January 1, 2005	24,451	$25	7,119	$7	$57,012	$(6,892)	$(416)	$(10,783)	$38,953
Net income								2,085	2,085
Foreign currency translation adjustments							(85)		(85)

Comprehensive income									2,000

Conversion of preferred stock to common	(24,451)	(25)	24,628	25					—
Initial public offering of common stock			10,590	10	96,246				96,256
Exercise of common stock options			658	1	293				294
Tax benefit from stock option exercises					17				17
Exercise of common stock warrants			142		25				25
Vesting of restricted common stock					220				220
Issuance of common stock from employee stock purchase plan			29		248				248
Deferred stock-based compensation					674	(674)			—
Amortization of deferred stock-based compensation						2,122			2,122
Stock-based compensation to non-employees					267				267

BALANCE—December 31, 2005	—	$—	43,166	$43	$155,002	$(5,444)	$(501)	$(8,698)	$140,402
Net loss								(2,082)	(2,082)
Foreign currency translation adjustments							17		17
Net unrealized gain on short-term investments, net of taxes							4		4

Comprehensive loss									(2,061)

Additional expenses incurred in initial public offering					(5)				(5)
Exercise of common stock options			891	1	979				980
Tax benefit from equity transactions					311				311
Exercise of common stock warrants			8		4				4
Stock-based compensation expense to employees					3,876	102			3,978
Vesting of restricted common stock					153				153
Reversal of deferred stock-based compensation due to employee terminations					(502)	502			—
Amortization of deferred stock-based compensation						1,905			1,905
Stock-based compensation to non-employees					270				270

BALANCE—December 31, 2006	—	$—	44,065	$44	$160,088	(2,935)	$(480)	$(10,780)	$145,937

See accompanying notes to consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME—(Continued)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock-based Compen- sation	Accum- ulated Other Compre- hensive loss	Accum- lated Deficit	Total
	Series A, B, C, D and E
	Shares	Amount	Shares	Amount
Cumulative effect of adoption of FIN 48								543	543

BALANCE—January 1, 2007	—	$—	44,065	$44	$160,088	(2,935)	$(480)	$(10,237)	$146,480
Net income								1,886	1,886
Foreign currency translation adjustments							272		272
Net unrealized gain on short-term investments, , net of taxes							100		100

Comprehensive income									372

Exercise of common stock options			1,291	1	1,624				1,625
Stock-based compensation expense to employees					4,635				4,635
Vesting of restricted common stock					23				23
Reversal of deferred stock-based compensation due to employee terminations					(210)	210			—
Amortization of deferred stock compensation						1,667			1,667
Stock-based compensation to non-employees					603				603

BALANCE—December 31, 2007	—	$—	45,356	$45	$166,763	(1,058)	$(108)	$(8,351)	$157,291

See accompanying notes to consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,886	$(2,082)	$2,085
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,721	1,820	1,483
Stock-based compensation	6,893	6,143	2,389
Cumulative effect of adoption of FIN 48	543	—	—
Loss on liquidation of a foreign branch office	266	—	—
Impairment loss of private equity investment	200	—	—
Provision for doubtful accounts	(6)	(300)	298
Tax benefit from stock option exercises	—	—	17
Loss on sales of plant, property and equipment	9	49	19
In-process research and development	—	290	—
Changes in operating assets and liabilities, net of effects from acquisition of AP Semi:
Accounts receivable	(3,385)	324	(7,389)
Inventory	(3,724)	(1,005)	317
Prepaid expenses and other current assets	(13)	(429)	(930)
Other assets	(95)	(72)	6
Deferred income taxes	(616)	(922)	3,586
Accounts payable	948	600	2,262
Accrued expenses and other long-term liabilities	1,782	1,265	2,515
Income taxes payable	1,171	(21)	368

Net cash provided by operating activities	8,580	5,660	7,026

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,269)	(1,397)	(1,082)
Purchases of short-term investments	(90,231)	(70,464)	—
Investment in short-term notes receivable (Note 2)	(2,000)	—	—
Purchases of long-term investments (Note 2)	(76)	(900)	—
Proceeds from sales and maturities of short-term investments	79,479	20,900	—
Restricted cash escrow funds received (paid)	700	(700)	—
Acquisition of AP Semi, net of cash acquired (Note 4)	1,075	(20,568)	—

Net cash used in investing activities	(14,322)	(73,129)	(1,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of commissions and offering expenses	—	(5)	96,256
Proceeds from exercise of common stock options and common stock warrants	1,625	984	319
Proceeds from issuance of common stock for employee stock purchase plan	—	—	248
Tax benefit from equity transactions	—	311	—
Principal payments on capital lease obligations	(137)	(62)	(26)

Net cash provided by financing activities	1,488	1,228	96,797

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(88)	(15)	(69)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,342)	(66,256)	102,672
CASH AND CASH EQUIVALENTS—Beginning of period	58,121	124,377	21,705

CASH AND CASH EQUIVALENTS—End of period	$53,779	$58,121	$124,377

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of restricted common stock	$22	$153	$220
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Increases in accounts payable and accrued liabilities related to property and equipment purchases	$136	$126	$—
Property and equipment acquired under capital leases	$—	$371	$—
Cash paid for interest	$26	$8	$4
Cash paid for income taxes	$233	$496	$128

See accompanying notes to consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization—Advanced Analogic Technologies Incorporated and its wholly-owned subsidiaries (the “Company”) was incorporated on August 21, 1997 (inception) in California, reincorporated on April 11, 2005 in Delaware and is a supplier of power management semiconductors for consumer electronic devices such as wireless handsets, notebook computers, smartphones, digital cameras and digital audio players. The Company focuses its design and marketing efforts on the application-specific power management needs of consumer, communications and computing applications in these rapidly-evolving devices. Through the Company’s “Total Power Management” approach, the Company offers a broad range of products that support multiple applications, features and services across a diverse set of consumer electronic devices.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Estimates—The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of net revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk—Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and receivables. The Company invests only in high-quality credit instruments with maturities of two years or less and limits the amount invested with any one issuer. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. At December 31, 2007, the top three customers accounted for a total of 65 percent of net accounts receivable. At December 31, 2006, the top three customers accounted for a total of 55 percent of net accounts receivable.

Cash and Cash Equivalents—Cash equivalents are highly liquid investments purchased with original maturities of 90 days or less at the time of purchase. Investments with maturities of over 90 days at the time of purchase are classified as short-term investments.

Investments—The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2007, the Company had investments in short-term debt instruments which were classified as available-for-sale under SFAS No. 115. Short-term investments consist primarily of high grade debt securities with a maturity of greater than 90 days when purchased. The Company classifies investments with maturities greater than one year as short-term investments as it considers all investments as a potential source of operating cash regardless of maturity date. The Company’s debt securities are carried at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income, which is a separate component of stockholders’ equity. The cost of securities sold is based on specific identification method. Interest earned on securities is included in “Interest and Investment Income” in the consolidated statements of operations. The fair value of investments is determined using observable or quoted market prices for those securities.

In addition to debt securities, a portion of the Company’s investment portfolio consists of an equity investment in a non-publicly traded company. The Company has classified this investment as long-term other assets. This investment is carried at cost and evaluated for other than temporary impairment at each reporting period. (See Note 2)

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Inventory—Inventory is stated at the lower of the actual cost (first-in, first-out method) of the inventory or its current market value. Inventory consists of work in process (principally processed wafers and products at third party assembly and test subcontractors) and finished goods. Because of the cyclicality of the market in which the Company operates, inventory levels, obsolescence of technology and product life cycles, the Company generally writes down inventory for product that is over 12 months old. Starting from the fourth quarter of 2007, the Company writes down excess inventory to net realizable value inventory in excess of nine months forecasted product demand. Previously, the Company generally wrote down excess inventory to net realizable value inventory in excess of six months forecasted product demand. This change resulted in approximately $0.2 million favorable impact on the Company’s gross profit for 2007. During 2007, 2006 and 2005, the Company recorded inventory write-downs of $4.2 million, $3.3 million and $3.3 million, respectively, due to excess and obsolete inventory.

Property and Equipment—Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over estimated useful lives for office and test equipment of three to five years, computers and software of two to three years, and leasehold improvements over the shorter of the lease term or the estimated useful life of the improvement. Depreciation expense was $1.6 million, $1.6 million and $1.5 million for years 2007, 2006 and 2005, respectively.

Goodwill and Intangible Assets—Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company follows the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” under which goodwill is no longer subject to amortization. The Company evaluates goodwill for impairment, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilize comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Because the Company has one reporting unit under SFAS No. 142, it utilizes the entity-wide approach to assess goodwill for impairment. The Company performed a goodwill impairment analysis during the third quarter of 2007 pursuant to the steps and requirements under SFAS No. 142 and determined that the goodwill is not impaired.

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

Years Ended December 31, 2007, 2006 and 2005

changes in conditions cause management to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could decline.

A large portion of the Company’s sales is made through distribution arrangements with third parties. These arrangements include stock rotation rights that generally permit the return of up to 5% of the previous six months’ net purchases. The Company generally accepts these returns in the second and fourth quarters of each annual period. The Company records estimated returns at the time of shipment. The Company’s normal payment terms with its distributors are 30 days from invoice date. Certain of the Company’s distributor arrangements include the possibility of sales price rebates on specified products. At the time of shipment the Company recognizes revenue, estimates the total sales price rebate and reserves for those pricing rebates. The Company has also deferred revenue of $98,000 and $119,000 at December 31, 2007 and 2006, respectively, related to three of its distributors for which the Company is unable to reasonably estimate returns, and recognizes revenues from these distributors upon their subsequent resale to their customers. .

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

Bad Debt Allowances—The Company monitors the collectibility of accounts receivable primarily through review of the accounts receivable aging. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, the Company assesses the impact on amounts recorded for bad debts and, if necessary, will record a charge in the period such determination is made. In addition, the Company reserves a percentage of its accounts receivable to various customers that are significantly aged based on its historical collection experience. The Company wrote-off accounts receivable of $0 and $306,000 for the years ended December 31, 2007 and 2006, respectively.

Warranty Costs—The Company provides a 12-month warranty against defects in materials and workmanship and will either repair the goods, provide replacement products at no charge to the customer or refund amounts to the customer for defective products. The Company records estimated warranty costs, based on historical experience over the preceding 12 months by product, at the time it recognizes product revenues. A summary of the accrued warranty, which is included in accrued liabilities, for the years ended December 31, 2007 and 2006, is as follows:

	Balance at Beginning of the Period	Accruals for Sales in the Period	Costs Incurred	Balance at End of the Period
	(in thousands)
2006	$39	$319	$(154)	$204
2007	204	218	(321)	101

Advertising Costs—Advertising costs such as trade shows, promotions, public relations, and publications are expensed as incurred and are included in sales, general and administrative expenses. Advertising costs were $630,000, $712,000 and $631,000 for 2007, 2006 and 2005, respectively.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

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

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

As a result of the implementation of FIN 48, as of January 1, 2007, the Company recognized $550,000 of a net decrease in the liability for unrecognized tax benefits with a corresponding increase to retained earnings of $543,000 and a reduction of deferred tax assets of $7,000.

Stock-Based Compensation—On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission (“SEC”) issued Topic 14, “Share-based payment (SAB 107)”, relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The Company accounts for stock-based awards to non-employees in accordance with SFAS No. 123(R) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods for establishing the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. The portion of stock-based compensation expenses related to options granted prior to April 4, 2005, (the date of the Company’s initial filing of a registration statement for its eventual initial public offering (“IPO”), which is the date the Company is considered a public company under SFAS 123(R)) which were previously recorded under the provisions of APB No. 25, continue to be amortized over the respective vesting period and do not include an estimated forfeiture rate. The actual forfeitures of these options are recorded as they occur. These options granted prior to April 4, 2005 have been valued using the intrinsic value method and as of December 31, 2007, the remaining unamortized portion of the deferred stock-based compensation relating to these options is $1.1 million. Option awards granted after April 4, 2005 and before January 1, 2006 were based on grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” The fair value of these options was previously calculated using the Black-Scholes option pricing model and, under SFAS No. 123(R), is adjusted for an estimated forfeiture rate and amortized over the vesting period. Option awards granted subsequent to the Company’s adoption of SFAS No. 123(R) on January 1, 2006 are recorded as stock-based compensation expense under the fair value method as prescribed by SFAS No. 123(R). The grant date fair value of these options was also calculated by using the Black-Scholes option pricing model.

Compensation expense for all share-based payment awards continues to be recognized using the straight-line single-option method. Stock-based compensation expenses recognized in the consolidated statement of operations for the year ended December 31, 2007, excluding amounts related to options granted prior to April 4, 2005, are based on awards that ultimately are expected to vest and have been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The following table illustrates the effect on net income and earnings per share had stock-based compensation expense been recorded for the fiscal 2005 based on the fair-value method under SFAS No. 123.

2005
(In thousands)
Net income—as reported	$2,085
Add: stock-based employee compensation included in reported net income, net of related tax effects	2,106
Less: stock-based employee compensation expense determined using fair value method, net of related tax effects	(2,913)

Net income—pro forma	$1,278

Basic net income per share:
As reported	$0.10

Pro forma	$0.06

Diluted net income per share:
As reported	$0.05

Pro forma	$0.03

Foreign Currency—The functional currencies of the Company’s foreign subsidiaries are their local currency, with the exception of the Company’s Macau, Cayman and Hong Kong entities, which are U.S. dollars. Accordingly, gains and losses from translation of the financial statements of foreign subsidiaries with a local functional currency are reported as a separate component of accumulated other comprehensive loss. Foreign currency transaction losses were $(296,000), $(37,000) and $(94,000) for 2007, 2006 and 2005, respectively. Foreign currency transaction losses in 2007 included a write-off of $266,000 cumulative translation adjustment loss as a result of the liquidation of the Company’s Sweden branch office in the first quarter of 2007.

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

Net Income (Loss) Per Share—The Company calculates net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Under SFAS No. 128, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period excluding shares subject to repurchase. Diluted net income per common share reflects the effects of potentially dilutive securities, which consist of convertible preferred stock and common stock options and warrants, common stock subject to repurchase and preferred stock warrants. Potentially dilutive securities

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

have been excluded from the computation for 2006 as they are anti-dilutive due to the Company’s net loss. A reconciliation of shares used in the calculation of basic and diluted net income (loss) per share is as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Weighted average common shares outstanding	44,795	43,785	21,713
Weighted average shares subject to repurchase	(67)	(308)	(688)

Shares used to calculate basic net (loss) income per share	44,728	43,477	21,025

Effect of dilutive securities:
Common and preferred stock warrants	8	—	68
Convertible preferred stock	—	—	14,777
Common stock options	2,204	—	3,587
Weighted average shares subject to repurchase	67	—	688
Employee stock purchase plan	—	—	2

Dilutive potential common stock	2,279	—	19,122

Weighted average common shares outstanding, assuming dilution	47,007	43,477	40,147

For 2007, outstanding common stock options of approximately 2.9 million shares have been excluded as their inclusion would have been antidilutive.

Recently Issued Accounting Standards—

SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), “Business Combinations”, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

2. INVESTMENTS

The following is a summary of cash equivalents and short-term investments classified as available-for-sale securities at the end of December 31, 2007 and 2006:

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(in thousands)
U.S. Government agency bonds	$46,618	$86	$—	$46,704
U.S. Corporate bonds	21,185	58	(7)	21,236
Commercial paper	18,435	4	(1)	18,438
Money market funds	11,596	—	—	11,596
Auction rate securities	7,500	—	—	7,500
Municipal bonds	1,004	—	—	1,004

Total	$106,338	$148	$(8)	$106,478

Amounts included in:
Cash equivalents	$46,022	$8	$—	$46,030
Short-term investments	60,316	140	(8)	60,448

Total	$106,338	$148	$(8)	$106,478

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(in thousands)
U.S. Government agency bonds	$30,648	$11	$(5)	$30,654
U.S. Corporate bonds	15,632	9	(11)	15,630
Commercial paper	42,312	—	—	42,312
Money market funds	9,578	—	—	9,578
Certificates of deposit	2,319	—	—	2,319
Auction rate securities	1,500	—	—	1,500

Total	$101,989	$20	$(16)	$101,993

Amounts included in:
Cash equivalents	$52,427	$—	$—	$52,427
Short-term investments	49,562	20	(16)	49,566

Total	$101,989	$20	$(16)	$101,993

In April 2006, the Company purchased 1,391,836 shares of Series B Preferred Stock of Alta Analog (“Alta”) for $1.0 million. Alta is a private company which develops analog memory products. The Company currently owns approximately 10% of equity interest in Alta and accounts for the investment under the cost method. The indicators that the Company uses to identify those events and circumstances include Alta’s revenue and earnings trends relative to pre-defined milestones and overall business prospects; the general market conditions in Alta’s industry or geographic area, including adverse regulatory or economic changes; factors related to Alta’s ability to remain in business, such as Alta’s liquidity and the rate at which Alta is using its cash; and Alta’s receipt of additional funding. This investment is included in long-term other assets. During the fourth quarter of 2007, the Company identified certain events or changes in circumstances that have had a significant

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

adverse effect on the fair value of this investment and determined the impairment of this investment is other than temporary. As a result, the Company recorded a $0.2 million impairment loss on this investment, which was included in the Other Income (Expense), Net line on its consolidated statement of operations in 2007.

In December 2007, the Company invested in a short-term promissory note from one of its vendors. The face value of this note is $2 million with zero stated interest rate. However, the Company will receive a total service discount of approximately $50,000 from this vendor in lieu of cash interest payments. The Company will record interest income and service cost to over the note term of six months to reflect the service discount received.

3. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

	December 31,
	2007	2006
	(in thousands)
Inventories
Work in process	$7,876	$5,748
Finished goods	4,338	2,732

Total inventories	$12,214	$8,480

Property and equipment, net
Computers and software	$4,733	$4,183
Office and test equipment	5,744	3,622
Leasehold improvements	1,101	589

	11,578	8,394
Accumulated depreciation and amortization	(6,879)	(5,582)

Total property and equipment, net	$4,699	$2,812

Accrued liabilities
Accrued payroll and benefits	$6,049	$2,381
Deferred revenue	219	1,063
Accrued legal and accounting services	621	818
Warranty reserve	101	204
Accrued payables and other	1,482	2,248

Total accrued liabilities	$8,472	$6,714

4. ACQUISITION

On October 31, 2006, the Company acquired AP Semi, a wholly-owned subsidiary of IPCore Technologies Corporation (“IPCore”). AP Semi is a developer of analog power management integrated circuit products, whose technology management believes complements the Company’s ongoing product design and development activities targeted at portable consumer electronic devices. The Company acquired AP Semi for a total consideration of $22.8 million where $20.8 million of the purchase consideration was settled in cash and $1.3 million was incurred by the Company in transaction fees, including legal, valuation and accounting fees. The remaining amount of $700,000 was held in escrow and payable to the employees contingent upon the employees fulfilling a one year service period from the date of the transfer. This amount was disclosed as restricted cash on the Company’s Consolidated Balance Sheet. As of December 31, 2007, this amount was settled

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

and amounts paid to AP Semi employees were accounted for as compensation expenses. The purchase consideration of approximately $22.1 million was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date.

The AP Semi acquisition was accounted for under Statement of Financial Accounting Standards No. 141, “Business Combinations” and SFAS No. 142. The results of operations of AP Semi were included in the Company’s consolidated statement of operations from November 1, 2006.

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

Years Ended December 31, 2007, 2006 and 2005

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

Customer and distributor relationships—Customer and distributor relationships of approximately $580,000 represented the fair value of existing customer and distributor relationships. To estimate the fair value of the customer and distributor relationships, an income approach was used with a discount rate of 26%. The discount rate was determined after consideration of the Company’s weighted average cost of capital and the weighted average return on assets. Customer and distributor relationships are amortized over their estimated useful lives of three years.

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

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition complements the Company’s ongoing product design and development activities targeted at portable consumer electronic devices, such as digital still cameras, personal media players and mobile phones. The acquisition also creates the ability to extend value to the customers by increasing the Company’s presence in key markets in China, Japan and Taiwan and provide local design support. These opportunities, along with the ability to hire the AP Semi’s workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of goodwill. In accordance with SFAS No. 142, the Company is not amortizing goodwill. The Company will carry the goodwill at cost and test it for impairment annually in the third quarter of each year and whenever events indicate that impairment may have occurred. The goodwill is deductible for tax purposes.

The following table shows the changes in the carrying amount of goodwill in 2007, (in thousands):

Balance at December 31, 2006	$16,775
Goodwill adjustment	(1,058)

Balance at December 31, 2007	$15,717

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Included in the total consideration to IP Core was $2.1 million that was paid into an escrow account for the purpose of indemnifying the Company against any misrepresentation in the acquisition agreement. During the fourth quarter of 2007, the Company and IP Core agreed to share the escrow account equally. As a result, the Company reduced goodwill by the cash received in the amount of approximately $1.1 million.

The acquired intangible assets are being amortized over their useful lives of three years and consist of the following:

	Intangible Assets, Gross		Accumulated Amortization		Intangible Assets, Net
(in thousands)	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Core technology	$2,900	$2,900	$(1,129)	$(161)	$1,771	$2,739
Customer relationships	580	580	(224)	(32)	356	548

Total	$3,480	$3,480	$(1,353)	$(193)	$2,127	$3,287

Amortization expense of purchased intangible assets was $1,160,000 and $193,000 for the years ended December 31, 2007 and 2006, respectively. The estimated future amortization expense of purchased intangible assets as of December 31, 2007 is as follows:

Year Ending December 31,	Amortization Expense
(in thousands)
2008	$1,160
2009	967
2010	—
2011	—
2012	—

Total	$2,127

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

Years Ended December 31, 2007, 2006 and 2005

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

At the time of the Company’s initial public offering, all of the Company’s preferred stock warrants were exercised or converted to common stock warrants and a portion of the Company’s common stock warrants were exercised. As of December 31, 2007, there were 9,450 shares of common stock warrants outstanding.

Stock Option Plan—The Company’s board of directors and stockholders approved the Company’s 2005 Equity Incentive Plan (the “2005 Plan) in May 2005. The 2005 Plan became effective upon the completion of the Company’s initial public offering in August 2005 and provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to its employees and its parent and subsidiary corporations’ employees, and for the grant of Nonstatutory stock options, restricted stock, stock appreciation rights, performance units and performance shares to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. Options generally vest over fours years and expire in 10 years. Shares available for future grant under the 2005 Plan at December 31, 2007 was 960,650.

Under the 1998 Stock Plan (the “1998 Plan “), 11,139,291 shares of common stock have been authorized for the grant of incentive or nonqualified stock options as of December 31, 2005. Such options generally vest over four years and expire in 10 years. As a result of the approval of the 2005 Plan, no further grants were made under the 1998 Plan.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of an award. For purposes of calculating volatility, the Company used the historical stock prices of an industry peer group for options granted prior to the Company’s IPO on August 8, 2006. For options granted subsequent to January 1, 2006, the Company used its historical stock price after its IPO. The Company changed its method of estimating expected volatility for options granted in fourth quarter of 2006 from exclusively relying on historical volatility to relying on combination of historical and market-based implied volatility in accordance with guidance in SFAS No. 123(R) and SAB No. 107. The Company determined that a combination of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. The Company derived the expected term assumption based on the Company and its peer group’s weighted average vesting period combined with the post-vesting holding period. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The Company has never declared or paid any cash dividends on common stock, and it does not anticipate paying any cash dividends in the foreseeable future. Prior to the Company’s initial public offering, the Company’s calculations were made using the minimum value option pricing model, which were based on a single option valuation approach (resulting in equal amortization per period over the option term) and forfeitures were recognized as they occurred.

The Company’s used the following weighted average assumptions to calculate the fair values of options granted during the years presented:

	2007	2006	2005
Volatility	51%	58%	60%
Expected option term (in years)	4.28	4.68	4.00
Risk free interest rate	4.45%	4.63%	3.65%-4.67%
Expected annual dividend yield	0%	0%	0%

The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations “ or “expirations“ and represents only the unvested portion of the surrendered option. The Company re-evaluate forfeiture rates annually and adjust them as necessary.

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The following table summarizes stock-based compensation expense related to stock options under SFAS No. 123(R), including the amortization of the intrinsic value under APB No. 25 for pre-April 4, 2005 options for the years ended December 31, 2007 and 2006, and stock-based compensation expense related to stock options under APB No. 25, for the years ended 2005 and 2004, which was allocated as follows:

Income statement classifications	2007	2006	2005
	(in thousands)
Cost of sales	$282	$268	$112
Research and development	2,766	2,403	784
Sales, general and marketing	3,845	3,472	1,493

Total stock-based compensation expense	$6,893	$6,143	$2,389

The related tax effect for stock-based compensation expense for 2007, 2006 and 2005 was approximately $1,511,000, $214,000 and $13,000, respectively. The related tax effect was determined using the applicable tax rates in jurisdictions to which this expense relates.

A summary of the activity under the Company’s option plans as of December 31, 2007 and 2006, and changes during the years then ended is presented below:

Options	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Instrinsic Value
	(in thousands, except per share data)
Outstanding at January 1, 2007	7,406	$5.64
Granted	4,792	$8.20
Exercised	(1,291)	$1.26
Forfeited or expired	(2,075)	$10.47

Outstanding at December 31, 2007	8,832	$6.54	8.40	$57,787

Vested or expected to vest at December 31, 2007	7,383	$6.31	8.29	$37,296

Exercisable at December 31, 2007	2,299	$3.55	6.77	$18,153

Options	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Instrinsic Value
	(in thousands, except per share data)
Outstanding at January 1, 2006	6,876	$4.84
Granted	2,375	$7.69
Exercised	(891)	$1.10
Forfeited or expired	(954)	$9.23

Outstanding at December 31, 2006	7,406	$5.64	6.5	$15,002

Vested or expected to vest at December 31, 2006	6,493	$5.44	6.5	$13,908

Exercisable at December 31, 2006	2,399	$3.39	6.0	$8,702

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The weighted average grant date fair value of options granted during the years 2007, 2006 and 2005 was $8.20, $7.68 and $11.00, respectively.

The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) during 2007 and 2006 was both $9.2 million and $9.2 million, respectively. Total fair value of options vested during 2007 and 2006 was $4.5 million and $5.6 million.

As of December 31, 2007, there was $21.5 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Deferred Stock Compensation—As discussed in Note 1, the Company accounted for its stock-based awards to employees using the intrinsic value method in accordance with APB 25 before its adoption of SFAS No. 123(R) in January 1, 2006. The Company recorded deferred stock-based compensation equal to the difference between the exercise price and deemed fair value of the Company’s common stock on the date of grant. The deferred stock-based compensation is reduced by forfeitures of unvested common stock options. Such net deferred stock-based compensation was $0 million, $0.7 million and $7.7 million in 2006, 2005 and 2004, respectively. The compensation is being amortized to expense over the vesting period of the options, generally four years, using the straight-line award method. Amortization of deferred stock-based compensation is presented net of forfeitures of unvested previously amortized stock-based compensation. Amortization of deferred stock-based compensation, net of forfeitures, was $1.7 million, $1.9 million and $2.2 million in 2007, 2006 and 2005, respectively.

During 2006, the Company accelerated certain unvested portions of stock option awards granted to one of its employees. As a result, the Company recorded approximately $211,000 as compensation expense in 2006. Additionally, the Company recorded approximately $549,000 and $153,000 in 2007 and 2006 as stock-based compensation expense due to acceleration of certain unvested portions of the stock options granted to one of its former employees, as compensation for providing consulting services under a transition agreement.

During the fourth quarter of 2007, the Company issued nonstatutory options to a non-employee for the purchase of 8,000 shares of common stock at exercise price of $12.08 per share. Such options were issued for services provided by this non-employee and were immediately vested at grant date. Accordingly, the Company recorded $42,000 in 2007 as stock-based compensation.

During 2006, the Company issued nonstatutory options to non-employees for the purchase of 10,000 shares of common stock at weighted average exercise price of $5.71 per share. Such options were issued for services provided by non-employees and were fully vested one month later. Accordingly, the Company recorded $24,600 in 2006 as stock-based compensation.

During 2005, the Company issued nonstatutory options to non-employees for the purchase of 32,500 shares of common stock at weighted average exercise price of $7.45 per share. Such options were issued for services provided by non-employees and were immediately vested. Accordingly, the Company recorded $243,000 in 2005 as stock-based compensation for the fair values of the awards (using the Black-Scholes option pricing model with the following weighted average assumptions: expected life 10 years from date of grant; stock volatility 65-70%; risk free interest rate, 4.56% to 4.67%; and no dividends during the term).

During 2005, the Company issued 18,000 shares of common stock to a non-employee. Accordingly, the Company recorded $24,000 as stock-based compensation.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Employee Stock Purchase Plan—During 2005, the Company initiated an Employee Stock Purchase Plan (“ESPP”), which allowed certain employees with the opportunity to purchase the Company’s common stock through payroll deductions. The ESPP qualifies under Section 423 of the Internal Revenue Code. Under the ESPP, the purchase price of the Company’s common stock is equal to 85% of the lesser of the fair market value of the Company’s common stock on the first day of the offering period, or the last day of the offering period. The Company’s offering period was from August 8, 2005 to December 30, 2005. As a result on December 30, 2005, the Company issued 29,119 additional shares through its ESPP. In 2007 and 2006, the Company did not issue any shares through the ESPP.

Early Exercise of Options—The Company received $771,000 from the early exercise of options to purchase 1,716,903 shares of common stock in 2004. The unvested shares are subject to the Company’s repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options in accordance with SFAS No. 123(R) and reclassified to stockholders’ equity as the Company’s repurchase right lapses.

6. INCOME TAXES

The components of income tax provision are as follows:

	At December 31,
	2007	2006	2005
	(in thousands)
Current:
Federal	$1,051	$62	$51
State	(26)	21	8
Foreign	717	697	394

Total current tax	1,742	780	453

Deferred:
Federal	3	(409)	3,736
State	(389)	(219)	(133)
Foreign	(37)	(294)	—

Total deferred	(423)	(922)	3,603

Income tax (benefit) provision	$1,319	$(142)	$4,056

The foreign and domestic components of income before income tax are as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
United States	$(1,824)	$(8,021)	$9,898
Foreign	5,029	5,797	(3,757)

Income (loss) before income taxes	$3,205	$(2,224)	$6,141

Foreign earnings of approximately $8.4 million were considered to be permanently reinvested in the Company’s foreign operations through 2007.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The effective tax rate differs from the applicable U.S. statutory federal income tax rate for the years ended December 31 as follows:

	2007	2006	2005
U.S. statutory federal tax rate	34.0%	(34.0)%	35.0%
State taxes, net of federal benefit	(13.0)	(9.4)	(2.1)
Foreign income at higher (lower) rates	2.8	9.3	24.5
Research and development credits	(22.3)	(22.4)	(5.1)
Deferred stock-based compensation	35.4	44.2	11.9
Other	4.3	5.8	1.8

Effective tax rate	41.2%	(6.5)%	66.0%

The components of deferred income taxes are as follows:

	2007	2006
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$333	$475
Research and business tax credits	4,568	4,266
Stock-based compensation	1,729	1,129
Accruals and reserves not currently deductible	719	797
Other	80	155

	7,429	6,822
Valuation allowance	(23)	—

Total	$7,406	$6,822

In preparing the Company’s consolidated financial statements, the Company assesses the likelihood that its deferred tax assets will be realized from future taxable income. The Company establishes a valuation allowance if it determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in its consolidated statements of operations as a provision for (benefit from) income taxes. The Company exercise significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. During 2007, the Company assessed the need for a valuation allowance against its deferred tax assets. The deferred tax asset valuation allowance was $23,000 as of December 31, 2007. The valuation allowance relates to the utilization of foreign tax credits.

At December 31, 2007, the Company has Federal and California net operating loss carry forwards of approximately $10.1 million and $2.9 million, respectively. The federal and California loss carryforwards expire on various dates both beginning in 2012. The Company’s available research and business tax credit carry forwards for federal and state income tax purposes are approximately $3.9 million and $3.8 million, respectively. The federal research credits expire on various dates beginning in 2018. California research tax credits can be carried forward indefinitely.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

FIN 48

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

As a result of the implementation of FIN 48, as of January 1, 2007, the Company recognized $550,000 of a net decrease in the liability for unrecognized tax benefits with a corresponding increase to retained earnings of $543,000 and a reduction of deferred tax assets of $7,000. A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$2,408,000
Gross increases in tax positions for current year	$1,646,000
Gross increases in tax positions for prior years	$1,031,000
Settlements/Closure of audits	$(36,000)

Balance at December 31, 2007	$5,049,000

The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate, was $4,731,000 at December 31, 2007.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in its provision for income taxes. During the year ended December 31, 2007, the Company recognized approximately $62,000 and $16,000 for interest and penalties, respectively. As of December 31, 2007, total accrued interest and penalties for unrecognized tax benefits were approximately $141,000 and $77,000, respectively.

The Company is subject to taxation in the United States and various foreign jurisdictions. With the exception of California, the Company’s tax years for 1997 through 2007 are subject to examination by the tax authorities. In August 2007, the Company closed an audit with the state of California for all tax years from inception through 2004, but the state left open the option to review the Company’s research and development tax credits in the future. The results of the audit are included in the provision for income taxes. The Company is currently under examination by the Internal Revenue Service for the 2005 and 2006 tax years. As of December 31, 2007, no audit adjustments have been made. Currently, an estimate of the range of the reasonably possible change in unrecognized tax benefits in the next 12 months cannot be made. The Company is no longer subject to foreign examinations by tax authorities for years before 2001.

7. COMMITMENTS

Capital Lease Obligations—As of December 31, 2007 and 2006, the costs of software and equipment under the capital leases included in property and equipment were approximately $371,000. Accumulated amortization of leased equipment at December 31, 2007 and 2006 was approximately $174,000 and $26,000, respectively.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Operating Lease Obligations—The Company leases its primary facility and other offices, under operating leases which expire at various dates through 2016. Rental expense related to the Company’s operating leases totaled $1.9 million, $1.4 million and $1.3 million for 2007, 2006 and 2005, respectively.

As of December 31, 2007, future minimum lease payments under all noncancelable leases are as follows:

	Capital Leases	Operating Leases
	(in thousands)
2008	$163	$1,545
2009	42	1,234
2010	—	997
2011	—	553
2012		571
2013 and beyond	—	1,743

Total minimum lease payments	205	$6,643

Less amount representing interest	(13)

Present value of minimum lease payments	192
Less current portion	151

Long-term capital lease obligations	$41

In January 2007, the Company entered into a sublease for its principal executive offices from September 2007 through March 2016, occupying 42,174 square feet in Santa Clara, California. This facility accommodates the Company’s principal engineering, technology, administrative and finance activities.

In September 2007, the Company entered into an office lease in Shanghai, China to accommodate its design team and sales personnel. The lease is effective from October 2007 through December 2010.

8. EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) tax-deferred savings plan for all employees who meet certain eligibility requirements. Participants may contribute, on a pre-tax basis, not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. Beginning in October 2007, the Company matches employee contributions annually at 100% of the first 3% of employee contributions and 50% of the second 2% of employee contributions. Previously, the Company matched employee contributions annually at 100% of the first 2% of employee contributions and 50% of the second 2% of employee contributions. All matching contributions vest 25% annually over four years. Contributions made by the Company were $323,000, $279,000 and $194,000 for 2007, 2006 and 2005, respectively.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

9. MAJOR CUSTOMERS

The following table summarizes net revenue and accounts receivable for customers that accounted for 10% or more of net accounts receivable or net revenue:

	Accounts Receivable		Net Revenue
	December 31,		Years Ended December 31,
Customer	2007	2006	2007	2006	2005
A	19%	28%	20%	28%	37%
B	29	18	15	—	—
C	17	—	11	11	—
D	—	—	—	—	11

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

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
South Korea	$55,951	$45,783	$39,895
China	31,714	13,432	10,313
Taiwan	16,442	15,967	13,931
United States	2,712	1,447	758
Europe	2,351	3,356	1,848
Japan	440	1,176	1,553

Total	$109,610	$81,161	$68,298

The following is a summary of revenue by product type:

	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
	(dollar amounts in thousands)
Display and Lighting Solutions	$63,811	58%	$45,121	56%	$35,755	52%
Voltage Regulation and DC/DC Conversion	25,968	24	17,571	21	13,438	20
Interface and Power Management	17,463	16	17,710	22	18,835	28
Battery Management	2368	2	759	1	270	—

Total	$109,610	100%	$81,161	100%	$68,298	100%

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The following is a summary of long-lived assets by geographic region:

	December 31,
Country	2007	2006
	(in thousands)
China	$18,705	$20,347
United States	4,266	2,975
Taiwan	639	382
Japan	240	267
South Korea	59	157
Hong Kong	124	86
Macau	69	26
Sweden	8	8
United Kingdom	10	1

Total	$24,120	$24,249

11. VALUATION AND QUALIFYING ACCOUNTS

The Company had the following activity in its valuation allowances:

	Bad Debt	Distributor Stock Rotation	Distributor Price Protection	Product Warranty
Balance—January 1, 2005	129	306	25	513
Charged to costs and expenses	298	574	971	67
Deductions	(121)	(643)	(562)	(541)

Balance—December 31, 2005	$306	237	$434	$39
Charged to costs and expenses	6	1,219	4,156	319
Deductions	(306)	(1,261)	(3,147)	(154)

Balance—December 31, 2006	$6	$195	$1,443	$204
Charged to costs and expenses	0	1,916	7,049	218
Deductions	(6)	(1,850)	(6,398)	(321)

Balance—December 31, 2007	$0	$261	$2,094	$101

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

Years Ended December 31, 2007, 2006 and 2005

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

The Final Determination also found that a majority of the Company’s switching regulator designs do not infringe Linear Technology’s ‘258 Patent. The USITC also found that one family of switching regulator products infringes certain claims of the ‘258 Patent. Following normal USITC procedure, the USITC issued a limited exclusion order under Section 337 of the Tariff Act prohibiting the direct importation by the Company of this particular product family. This exclusion order does not, however, prevent the Company’s customers from importing their products into the United States. To date, the Company’s sales of this product family in the United States have been minimal. Linear Technology’s request that downstream products be barred from importation was denied.

Recently, Linear Technology served notice that it will be appealing portions of the Final Determination to the United States Court of Appeals for the Federal Circuit. On February 20, 2008, Linear Technology filed a complaint with the USITC seeking an enforcement proceeding to correct alleged violations of the limited exclusion order of September 22, 2007. The Company intends to oppose both of these actions and to appeal portions of the Final Determination that were unfavorable. The Company believes that none of its products infringe the Linear Technology patents in question. However, whether or not the Company prevails in this appeal, the Company expects to incur significant legal expenses.

13. SUBSEQUENT EVENT

As of December 31, 2007, the Company had $114.2 million of cash, cash equivalents and short-term investments, including approximately $7.5 million of principal invested in auction rate securities (“ARS”). The ARS held by the Company are collateralized with Federal Family Education Loan Program (“FFELP”) student loans. The interest rates of these ARS are reset through a dutch auction each month. FFELP was created by the U.S. Congress in 1965 to deliver and administer guaranteed education loans for students and their parents. The loans are guaranteed by FFELP which is run by the Department of Education. Individual loans are guaranteed between 97% and 100% by FFELP depending on when the loan was originated. The monthly auctions have historically provided a liquid market for these securities. During February 2008, the Company successfully liquidated approximately $4.3 million of these securities. The remaining three ARS that were not liquidated had successful reset auctions in January 2008 and as such, the Company has determined that no impairment existed as of December 31, 2007. However, the remaining three ARS the Company invested in had failed auctions in February 2008, in that there were insufficient buyers for these ARS. As a result of the failed auctions, the ARS will generally pay interest to the holder at a maximum rate as defined by the governing documents or indenture, which resets periodically at a level higher than defined short-term interest benchmarks. The Company cannot predict whether future auctions related to its ARS will be successful. In connection with preparing its interim

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

financial statements for the first quarter of 2008, the Company will address whether the failed auctions are indicative that these securities had an impairment subsequent to December 31, 2007.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	Mar. 31, 2007	Jun. 30, 2007	Sept. 30, 2007	Dec. 31, 2007
	(in thousands, except per share data)
Net revenues	$21,108	$25,837	$30,600	$32,065
Cost of revenues*	9,932	11,612	14,204	15,186

Gross profit	11,176	14,225	16,396	16,879

Operating expenses:
Research and development*	7,103	7,572	7,948	8,368
Sales, general and administrative*	6,202	6,597	6,373	6,585
Patent litigation	1589	1,488	580	136

Total operating expenses	14,894	15,657	14,901	15,089

Income (loss) from operations	(3,718)	(1,432)	1,495	1,790
Interest and investment income (expense):
Interest and investment income	1,369	1,368	1,408	1,454
Interest and other expense	(271)	(14)	(10)	(233)

Total interest and investment income, net	1,098	1,354	1,398	1,221

Income (loss) before income taxes	(2,620)	(78)	2,893	3,011
Provision for (benefit from) income taxes	131	813	316	60

Net income (loss)	$(2,751)	$(891)	$2,577	$2,951

Basic net income (loss) per common share	$(0.06)	$(0.02)	$0.06	$0.07
Diluted net income (loss) per common share	$(0.06)	$(0.02)	$0.05	$0.06
Shares used in basic net income (loss) per common share	44,319	44,602	44,827	45,158
Shares used in diluted net income (loss) per common share	44,319	44,602	47,170	47,767
* Pre-tax Stock-based Compensation Included In:
Cost of revenues	$65	$66	$78	$73
Research and development	611	662	758	735
Sales, general and administrative	1,034	1,019	781	1,011

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

	Three Months Ended
	Mar. 31, 2006	Jun. 30, 2006	Sept. 30, 2006	Dec. 31, 2006
	(in thousands, except per share data)
Net revenues	$18,289	$21,818	$20,103	$20,951
Cost of revenues*	7,134	8,752	9,100	9,570

Gross profit	11,155	13,066	11,003	11,381

Operating expenses:
Research and development*	6,055	5,788	5,371	6,558
Sales, general and administrative*	5,173	5,839	5,187	6,073
Patent litigation	383	1,375	3,490	3,288

Total operating expenses	11,611	13,002	14,048	15,919

Income (loss) from operations	(456)	64	(3,045)	(4,538)
Interest and investment income (expense):
Interest and investment income	1,252	1,435	1,665	1,536
Interest and other expense	(4)	(29)	(71)	(33)

Total interest and investment income, net	1,248	1,406	1,594	1,503

Income (loss) before income taxes	792	1,470	(1,451)	(3,035)
Provision for (benefit from) income taxes	46	266	—	(454)

Net income (loss)	$746	$1,204	$(1,451)	$(2,581)

Basic net income (loss) per common share	$0.02	$0.03	$(0.03)	$(0.06)
Diluted net income (loss) per common share	$0.02	$0.03	$(0.03)	$(0.06)
Shares used in basic net income (loss) per common share	42,994	43,364	43,624	43,915
Shares used in diluted net income (loss) per common share	46,927	46,818	43,624	43,915
* Pre-tax Stock-based Compensation Included in:
Cost of revenues	$87	$59	$46	$76
Research and development	557	624	618	604
Sales, general and administrative	762	803	825	1,082

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. In addition, on a quarterly basis we evaluate any changes to our internal control over financial reporting to determine if material changes occurred.

Our independent auditors have issued an audit report on our assessment of our internal control over financial reporting. This report appears below.

ITEM 9B.	OTHER INFORMATION

None

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Advanced Analogic Technologies Incorporated

Santa Clara, California

We have audited the internal control over financial reporting of Advanced Analogic Technologies Incorporated and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 4, 2008, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, and Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
March 4, 2008

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

Directors

The information required by this item with respect to our board of directors and committees thereof is set forth in our 2008 Proxy Statement under the caption “Election of Directors” and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in our 2008 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Code of Business Conduct and Ethics

The information required by this item with respect to our Code of Business Conduct and Ethics is set forth in our 2008 Proxy Statement under the caption “Code of Business Conduct and Ethics” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation and Other Matters” in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our 2008 Proxy Statement and with respect to security ownership of certain beneficial owners, directors and executive officers is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships, Related Party Transactions and Director Independence” in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Principal Accounting Fees and Services” in our 2008 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

(1) Financial Statements

The following financial statements and related report are included in Item 8 of this Report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets
•	Consolidated Statements of Operations
•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income
•	Consolidated Statements of Cash Flows
•	Notes to Consolidated Financial Statements

(2) Schedules

See Note 11 to Consolidated Financial Statements included in Item 8 of this Report.

(3) Exhibits

The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Report.

(b) Exhibits

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation of the Registrant

**3.2	Amended and Restated Bylaws of the Registrant

#4.1	Form of the Registrant’s Common Stock Certificate

#10.1	Form of Director and Executive Officer Indemnification Agreement

#10.2	1998 Stock Plan and forms of agreement thereunder

#10.3	2005 Equity Incentive Plan and form of agreement thereunder

#10.4	2005 Employee Stock Purchase Plan and form of agreement thereunder

#10.5	Employment Offer Letter between the Registrant and Richard K. Williams dated September 24, 1998

#10.6	Employment Offer Letter between the Registrant and Brian R. McDonald dated June 21, 2004

#10.7	Office Lease between the Registrant and Wolfe Road Investments No. 3, a partnership, dated August 4, 2004

#10.8	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated July 15, 2005

#10.9†	Joint Development Agreement between the Registrant and GEM Services, Inc. dated June 1, 1999

#10.10	Form of Warrant to Purchase Shares of Series E Preferred Stock

#10.11	Form of Warrant to Purchase Shares of Common Stock

#10.12†	Wafer Foundry Agreement, as amended, between the Registrant and HYNIX Semiconductor America dated June 4, 2002

Exhibit Number	Description
#10.12.1	Amendment dated effective May 1, 2005 to Wafer Foundry Agreement between the Registrant and HYNIX Semiconductor America dated June 4, 2002

#10.13	Amended and Restated Investors’ Rights Agreement dated October 27, 2003

#10.13.1	Amendment to Amended and Restated Investors’ Rights Agreement dated as of May 18, 2005

#10.14	Amended and Restated Voting Agreement dated October 27, 2003

#10.15	Form of Change of Control Agreement (Chief Executive Officer and Chief Financial Officer)

#10.16	Form of Change of Control Agreement (Vice Presidents)

##10.17	Sublease between Sandisk Corp. and Advanced Analogic Tech. Inc.

###21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm

24.1	Power of Attorney (See signature page)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Incorporated by reference to the same number exhibit filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
*	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
**	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
##	Incorporated by reference to Exhibit 10.17 of the Registrant’s Current Report on Form 8-K filed on June 25, 2007.
###	Incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K filed on March 8, 2007.
***	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
†	Confidential treatment has been granted for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, Advanced Analogic Technologies Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California on the 4 th day of March, 2008.

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

Signature	Title	Date
/S/ RICHARD K. WILLIAMS Richard K. Williams	President, Chief Executive Officer, Chief Technical Officer and Director (Principal Executive Officer)	March 4, 2008

/S/ BRIAN R. MCDONALD Brian R. McDonald	Chief Financial Officer, Vice President of Worldwide Finance and Secretary (Principal Financial Officer)	March 4, 2008

/S/ ASHOK CHANDRAN Ashok Chandran	Corporate Controller (Principal Accounting Officer)	March 4, 2008

/S/ SAMUEL J. ANDERSON Samuel J. Anderson	Director	March 4, 2008

/S/ JAFF LIN Jaff Lin	Director	March 4, 2008

/S/ THOMAS P. REDFERN Thomas P. Redfern	Director	March 4, 2008

/S/ CHANDRAMOHAN SUBRAMANIAM Chandramohan Subramaniam	Director	March 4, 2008

/S/ THOMAS WEATHERFORD Thomas Weatherford	Director	March 4, 2008

EXHIBIT INDEX

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation of the Registrant

**3.2	Amended and Restated Bylaws of the Registrant

#4.1	Form of the Registrant’s Common Stock Certificate

#10.1	Form of Director and Executive Officer Indemnification Agreement

#10.2	1998 Stock Plan and forms of agreement thereunder

#10.3	2005 Equity Incentive Plan and form of agreement thereunder

#10.4	2005 Employee Stock Purchase Plan and form of agreement thereunder

#10.5	Employment Offer Letter between the Registrant and Richard K. Williams dated September 24, 1998

#10.6	Employment Offer Letter between the Registrant and Brian R. McDonald dated June 21, 2004

#10.7	Office Lease between the Registrant and Wolfe Road Investments No. 3, a partnership, dated August 4, 2004

#10.8	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated July 15, 2005

#10.9†	Joint Development Agreement between the Registrant and GEM Services, Inc. dated June 1, 1999

#10.10	Form of Warrant to Purchase Shares of Series E Preferred Stock

#10.11	Form of Warrant to Purchase Shares of Common Stock

#10.12†	Wafer Foundry Agreement, as amended, between the Registrant and HYNIX Semiconductor America dated June 4, 2002

#10.12.1	Amendment dated effective May 1, 2005 to Wafer Foundry Agreement between the Registrant and HYNIX Semiconductor America dated June 4, 2002

#10.13	Amended and Restated Investors’ Rights Agreement dated October 27, 2003

#10.13.1	Amendment to Amended and Restated Investors’ Rights Agreement dated as of May 18, 2005

#10.14	Amended and Restated Voting Agreement dated October 27, 2003

#10.15	Form of Change of Control Agreement (Chief Executive Officer and Chief Financial Officer)

#10.16	Form of Change of Control Agreement (Vice Presidents)

##10.17	Sublease between Sandisk Corp. and Advanced Analogic Tech. Inc.

###21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm

24.1	Power of Attorney (See signature page)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Incorporated by reference to the same number exhibit filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
*	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
**	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
##	Incorporated by reference to Exhibit 10.17 of the Registrant’s Current Report on Form 8-K filed on June 25, 2007.
###	Incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K filed on March 8, 2007.
***	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
†	Confidential treatment has been granted for portions of this exhibit.