Form 10-Q
period 2008-03-31
ADVANCED ANALOGIC TECHNOLOGIES INC
filed 2008-04-29
CIK 1104042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

There were 45,640,447 shares of the Registrant’s common stock issued and outstanding as of April 28, 2008.

ADVANCED ANALOGIC TECHNOLOGIES, INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value)

	March 31, 2008	December 31, 2007 (*)
Assets
Current assets
Cash and cash equivalents	$75,879	$53,779
Short-term investments	35,350	60,448

Total cash, cash equivalents and short-term investments	111,229	114,227
Accounts receivable, net of allowances	13,853	14,428
Inventories	14,056	12,214
Prepaid expenses and other current assets	1,692	2,273
Notes receivable	2,000	2,000
Deferred income taxes	591	591

Total current assets	143,421	145,733
Property and equipment, net	5,593	4,699
Other assets	4,120	1,377
Deferred income taxes	6,718	6,815
Intangibles, net	1,837	2,127
Goodwill	15,717	15,717

Total assets	$177,406	$176,468

Liabilities and stockholders’ equity Current liabilities
Accounts payable	$10,768	$7,938
Accrued liabilities	4,116	8,472
Income tax payable	821	1,367
Current portion of capital lease obligations	154	151

Total current liabilities	15,859	17,928
Long-term income tax payable	1,353	1,053
Long-term capital lease obligations	1	41
Other long-term liabilities	176	155

Total liabilities	17,389	19,177

Stockholders’ equity
Common stock, $0.001 par value—100,000,000 shares authorized; 45,612,570 and 45,355,884 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	46	45
Additional paid-in capital	168,650	166,763
Deferred stock-based compensation	(642)	(1,058)
Accumulated other comprehensive loss	(132)	(108)
Accumulated deficit	(7,905)	(8,351)

Total stockholders’ equity	160,017	157,291

Total liabilities and stockholders’ equity	$177,406	$176,468

*	Amounts as of December 31, 2007 were derived from the December 31, 2007 audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Net revenue	$25,101	$21,108
Cost of revenue	11,369	9,932

Gross profit	13,732	11,176

Operating expenses:
Research and development	7,659	7,103
Sales, general and administrative	6,445	6,202
Patent litigation	262	1,589

Total operating expenses	14,366	14,894

Income (loss) from operations	(634)	(3,718)
Interest and other income (expense):
Interest income	1,129	1,369
Interest expense and other income (expense), net	15	(271)

Total interest and other income (expense), net	1,144	1,098

Income (loss) before income taxes	510	(2,620)
Provision for income taxes	64	131

Net income (loss)	$446	$(2,751)

Net income (loss) per share:
Basic	$0.01	$(0.06)
Diluted	$0.01	$(0.06)
Weighted average shares used in net income (loss) per share calculation:
Basic	45,491	44,319
Diluted	47,060	44,319

See accompanying notes to condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$446	$(2,751)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	707	700
Stock-based compensation	1,727	1,710
Cumulative effect of adoption of FIN 48	—	543
Provision for doubtful accounts	—	(4)
Excess tax benefit from payment of share based awards	(487)	—
Tax benefit from employee stock option plans	46	—
(Gain) loss on disposal of property and equipment	(14)	1
Loss on liquidation of a foreign branch office	—	266
Changes in operating assets and liabilities:
Accounts receivable	575	(706)
Inventory	(1,816)	(138)
Prepaid expenses and other current assets	630	287
Other assets	93	(63)
Deferred income taxes	145	(1,715)
Accounts payable	2,697	2,987
Accrued expenses and other liabilities	(4,263)	(1,589)
Income taxes payable	(250)	1,267

Net cash provided by operating activities	236	795

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,171)	(919)
Purchases of short-term investments	(6,721)	(13,341)
Proceeds from sales and maturities of short-term investments	28,754	13,000
Proceeds from sale of property and equipment	14	—

Net cash provided by (used in) investing activities	20,876	(1,260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	505	260
Excess tax benefits from stock-based compensation	487	—
Principal payments on capital lease obligations	(37)	(33)

Net cash provided by financing activities	955	227

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	33	(44)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,100	(282)
CASH AND CASH EQUIVALENTS—Beginning of period	53,779	58,121

CASH AND CASH EQUIVALENTS—End of period	$75,879	$57,839

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Increases (decreases) in accounts payable and accrued liabilities related to property and equipment purchases	$18	$(87)
Cash paid for interest	$4	$9
Cash paid for income taxes	$94	$37

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Advanced Analogic Technologies Incorporated (the “Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its annual report on Form 10-K filed with the SEC on March 4, 2008.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other future period. The condensed consolidated balance sheet as of December 31, 2007 is derived from the audited consolidated financial statements as of and for the year then ended.

2. INVESTMENTS

The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). At March 31, 2008, the Company had investments in short-term debt instruments which were classified as available-for-sale under SFAS No. 115. Short-term investments consist primarily of investment grade debt securities with a maturity of greater than 90 days at the time of purchase with the exception of certain auction rate securities discussed below. The Company classifies investments with maturities greater than one year as short-term investments as it considers all investments a potential source of operating cash regardless of maturity date. The Company’s debt securities are carried at fair market value with the related unrealized gains and losses included in accumulated other comprehensive loss, which is a separate component of stockholders’ equity. As of March 31, 2008, none of the securities in which the Company invested were secured by real estate. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in “Interest income” in the Condensed Consolidated Statements of Operations.

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) as of January 1, 2008 to measure the fair value of certain of its financial assets required to be measured on a recurring basis, including available-for-sale fixed income securities and certain equity investment. Under SFAS No. 157, based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Directly or indirectly observable market based inputs or unobservable inputs used in models or other valuation methodologies.

Level 3: Unobservable inputs that are not corroborated by market data. The inputs require significant management judgment or estimation.

Fair value measurements of financial assets on a recurring basis as of March 31, 2008:

	Fair Value Measurements as of March 31, 2008 Using:
	Quoted Prices in Active Markets for Identical Assets	Direct or Indirect Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
U.S. Government agency bonds	$13,192	$—	$—	$13,192
U.S. Treasury bills	9,993	—	—	9,993
U.S. Corporate bonds	21,336	—	—	21,336
Commercial paper	—	2,595	—	2,595
Money market funds	54,979	—	—	54,979
Auction rate securities	—	—	2,824	2,824
Municipal bonds	1,320	—	—	1,320
Private equity investment	—	—	802	802

Total	$100,820	$2,595	$3,626	$107,041

Amounts included in:
Cash and Cash equivalents	$66,770	$1,295	$—	$68,065
Short-term investments	34,050	1,300	—	35,350
Other assets	—	—	3,626	3,626

Total	$100,820	$2,595	$3,626	$107,041

The following tables provide a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Auction rate securities	Private equity investment	Total
	(in thousands)
Beginning balances as of January 1, 2008	$—	$802	$802
Total gains or (losses) (unrealized) included in accumulated other comprehensive loss	(376)	—	(376)
Transfers in and/or out of Level 3	3,200	—	3,200

Ending balances as of March 31, 2008	$2,824	$802	$3,626

Auction Rate Securities

As of March 31, 2008, the Company had $2.8 million of auction rate securities (“ARS”), the fair value of which has been measured using Level 3 inputs. These ARS are collateralized mostly with Federal Family Education Loan Program student loans. The monthly auctions have historically provided a liquid market for these securities. The three ARS in the Company’s portfolio had successful auctions until January 2008 and as such, their fair value would have been measured using level 1 inputs at January 1, 2008. However, since February 2008, there has not been a successful auction in that there were insufficient buyers for these ARS, therefore the Company transferred them from Level 1 to Level 3 category as of March 31, 2008.

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the ARS. These inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the ARS, including assumptions about risk, developed based on the best information available in the circumstances.

Based on this assessment of fair value, as of March 31, 2008, the Company determined there was a decline in the fair value of its ARS investments of approximately $0.4 million, which was deemed temporary as the Company currently has the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity (ranging from 2025 to 2046). As of March 31, 2008, the Company reclassified the entire ARS investment balance from short-term investments to long-term other assets on its condensed consolidated balance sheet because of the Company’s belief that it will take longer than one year for its investments in ARS to settle.

Private Equity Investment

In addition to the ARS, the Company also holds an equity investment in a non-publicly traded company of $0.8 million that is included in long-term other assets. This investment is accounted for under the cost method and evaluated for other-than-temporary impairment at each reporting period. During the quarter ended March 31, 2008, the Company did not recognize an impairment on this investment.

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

The following table summarizes stock-based compensation expense related to stock options, including the amortization of the intrinsic value under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” for pre-April 4, 2005 options, for the three months ended March 31, 2008 and March 31, 2007, which was allocated as follows:

	Three Months Ended March 31,
Income statement classifications	2008	2007
	(in thousands)
Cost of sales	$77	$65
Research and development	790	611
Sales, general and marketing	860	1,034

Total stock-based compensation expense	$1,727	$1,710

The related tax effect for stock-based compensation expense for the three months ended March 31, 2008 and 2007 was approximately $199,000 and $377,000, respectively. The related tax effect was determined using the applicable tax rates in jurisdictions to which this expense relates.

For options granted subsequent to January 1, 2006, the Company estimates expected volatility based on a combination of historical and market-based implied volatility in accordance with guidance in SFAS No. 123(R) and SEC Topic 14, “Share-Based Payment (SAB 107)”. The Company determined that a combination of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. Starting from the fourth quarter of 2006, the Company derived the expected term assumption based on the Company and its peer group’s weighted average vesting period combined with the post-vesting holding period. Prior to the fourth quarter of 2006, the Company used the simplified method to calculate the expected term for its options, as allowed by SAB 107. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The Company has never declared or paid any cash dividends on common stock, and it does not anticipate paying any cash dividends in the foreseeable future.

The following table includes the weighted average assumptions utilized for purposes of calculating the valuation of the Company’s stock option grants for the three months ended March 31, 2008 and March 31, 2007:

	Three Months Ended March 31,
	2008	2007
Volatility	53%	50%
Expected option term (in years)	4.04	4.25
Expected annual dividend yield	0%	0%
Risk free interest rate	2.68%	4.50%

4. NET INCOME (LOSS) PER SHARE

The Company calculates net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under SFAS No. 128, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period excluding shares subject to repurchase. Diluted net income per common share reflects the effects of potentially dilutive securities, which consist of common stock options and warrants outstanding and restricted common stock subject to repurchase, using the treasury stock method. Basic and diluted net loss per share are the same for the three months ended March 31, 2007 due to the Company’s incurring losses in those periods.

A reconciliation of shares used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Weighted average common shares outstanding	45,516	44,395
Weighted average shares subject to repurchase	(25)	(76)

Shares used to calculate basic net income (loss) per share	45,491	44,319

Effect of dilutive securities:
Common stock warrants	8	—
Common stock options	1,536	—
Weighted average shares subject to repurchase	25	—

Potentially dilutive common stock equivalents	1,569	—

Weighted average common equivalent shares outstanding, assuming dilution	47,060	44,319

Approximately 6.7 million and 6.7 million shares of potentially dilutive common equivalent shares were excluded from the net income (loss) per share calculation for the quarter ended March 31, 2008 and 2007, respectively, as their inclusion would have been antidilutive.

5. OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net income (loss), as reported	$446	$(2,751)
Changes in cumulative translation adjustment	168	230
Changes in unrealized gains /losses on investments, net of taxes	(192)	5

Total other comprehensive income (loss)	$422	$(2,516)

The changes in unrealized gains or losses on investments during the first quarter of 2008 included an unrealized impairment loss on the Company’s auction rate securities of $242,000, net of taxes. See Note 2 for details.

The changes in cumulative translation adjustment during the first quarter of 2007 included a write-off of $0.3 million cumulative translation adjustment loss as a result of the liquidation of the Company’s Sweden branch office.

6. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

	March 31, 2008	December 31, 2007
	(in thousands)
Work in process	$8,768	$7,876
Finished goods	5,288	4,338

Total inventories	$14,056	$12,214

Computers and software	$5,351	$4,733
Office and test equipment	6,159	5,744
Leasehold improvements	1,351	1,101

	12,861	11,578

Accumulated depreciation and amortization	(7,268)	(6,879)

Total property and equipment, net	$5,593	$4,699

Accrued payroll and benefits	$2,085	$6,049
Deferred revenue	199	219
Accrued legal and accounting services	676	621
Warranty reserve	87	101
Accrued payables and other	1,069	1,482

Total accrued liabilities	$4,116	$8,472

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

The carrying amount of goodwill at March 31, 2008 was $15.7 million, which did not change from December 31, 2007. The Company will perform its annual goodwill impairment analysis during the third quarter of 2008 pursuant to the steps and requirements under SFAS No. 142 and determine if goodwill is impaired.

The following table summarizes intangible assets as of March 31, 2008 and December 31, 2007, respectively, (in thousands):

	Intangible assets, gross		Accumulated amortization		Intangible assets, net
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Core technology	$2,900	$2,900	$(1,371)	$(1,129)	$1,529	$1,771
Customer relationships	580	580	(272)	(224)	308	356

Total	$3,480	$3,480	$(1,643)	$(1,353)	$1,837	$2,127

Amortization expense for the three months ended March 31, 2008 and 2007 was $290,000 and $290,000, respectively. Estimated future amortization expense for the remainder of 2008 and 2009 is $870,000 and $967,000, respectively.

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

The following is a summary of net revenue by geographic region based on the location to which the product is shipped:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
South Korea	$14,619	$11,592
China	4,742	5,226
Taiwan	4,578	3,018
Europe	447	550
North America (principally United States)	489	575
Japan	226	147

Total	$25,101	$21,108

The following is a summary of net revenue by product type:

	Three Months Ended March 31,
	2008		2007
	Amount	Percent of net revenue	Amount	Percent of net revenue
	(dollar amounts in thousands)
Display and Lighting Solutions	$14,810	59%	$11,901	56%
Voltage Regulation and DC/DC Conversion	6,747	27%	5,055	24%
Interface and Power Management	3,199	13%	3,762	18%
Battery Management	345	1%	390	2%

Total	$25,101	100%	$21,108	100%

The following table summarizes net revenue and accounts receivable for customers who accounted for 10% or more of accounts receivable or net revenue, respectively:

	Accounts Receivable as of		Net Revenue Three Months Ended March 31,
Customer	March 31, 2008	December 31, 2007	2008	2007
A	34%	19%	29%	24%
B	19%	29%	10%	12%
C	17%	17%	12%	14%
D	—	—	12%	—

9. INCOME TAXES

The Company recorded a tax provision of approximately $64,000 and $131,000 for the three months ended March 31, 2008 and 2007, respectively. The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, the Company determines deferred tax assets and liabilities based upon the differences between the financial statement and tax bases of the Company’s assets and liabilities using tax rates in effect for the year in which the Company expects the differences to affect taxable income. The Company adopted SFAS No. 123(R) as of January 1, 2006, and, as a result, incurred significant stock-based compensation expense, including amounts related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of the provision for income taxes in the quarter when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously expensed stock compensation. During the three months ended March 31, 2008 and 2007, the provision for income taxes was reduced by approximately $5,000 and $21,000, respectively, as a result of disqualifying dispositions.

During the three months ended March 31, 2008, the Company increased its total amount of unrecognized tax benefits as calculated under FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” by approximately $299,000, including an accrual of interest and penalties of approximately $8,000. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. We are currently under examination by the Internal Revenue Service for the 2005 and 2006 tax year. As of March 31, 2008, no audit adjustments have been made. Currently, the Company cannot estimate the range of reasonably possible change in unrecognized tax benefits in the next 12 months.

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

Linear Technology is now appealing portions of the Final Determination to the United States Court of Appeals for the Federal Circuit. The Company is opposing this appeal and is also appealing unfavorable portions of the Final Determination.

On February 20, 2008, Linear Technology filed a complaint with the USITC seeking an enforcement proceeding to correct alleged violations of the limited exclusion order of September 22, 2007. The Company will take reasonable steps to protect its interests should the USITC agree to institute the requested enforcement action. The Company believes that none of its products infringe the Linear Technology patents in question. However, whether or not the Company prevails in this appeal, the Company expects to incur significant legal expenses.

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

Our net revenue in the first quarter of 2008 increased 19 percent compared to the first quarter of 2007 primarily as a result of continued increase in revenue from sale of our Display, Lighting Solutions, Voltage Regulation and DC/DC Conversion product families and increased sales primarily in Korea and Taiwan. Gross profit in the first quarter of 2008 increased to 55% compared to 53% in the first quarter of 2007 primarily due to a favorable impact from product yields.

Cash, cash equivalents and short term investments as of March 31, 2008 decreased by $3 million to $111 million compared to December 31, 2007, due to reclassification of $3 million of auction rate securities from short-term investments to long-term other assets. We continue to be debt free as of March 31, 2008.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts in our condensed consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenues, inventories, share-based compensation, income taxes, goodwill and investments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Management believes that there have been no significant changes during the three months ended March 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

The following table sets forth our unaudited historical operating results, in dollar amounts and as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2008		2007
	(in thousands, except percentages)
Net revenue	$25,101	100.0%	$21,108	100.0%
Cost of revenue	11,369	45.3	9,932	47.1

Gross profit	13,732	54.7	11,176	52.9
Operating expenses:
Research and development	7,659	30.5	7,103	33.7
Sales, general and administrative	6,445	25.7	6,202	29.4

Patent litigation	262	1.0	1,589	7.5

Total operating expenses	14,366	57.2	14,894	70.6

Income (loss) from operations	(634)	(2.5)	(3,718)	(17.6)
Interest and other income (expense), net:
Interest income	1,129	4.5	1,369	6.5
Interest expense and other income (expense), net	15	0.1	(271)	(1.3)

Total interest and other income, net	1,144	4.6	1,098	5.2

Income (loss) before income taxes	510	2.1	(2,620)	(12.4)
Provision for income taxes	64	0.3	131	0.6

Net income (loss)	$446	1.8%	$(2,751)	(13.0)%

Comparison of Three Months ended March 31, 2008 and March 31, 2007

Revenues

The following table illustrates our net revenue by principal product families:

	Three Months Ended March 31,
	2008		2007
	Amount	Percent of net revenue	Amount	Percent of net revenue
	(dollar amounts in thousands)
Display and Lighting Solutions	$14,810	59%	$11,901	56%
Voltage Regulation and DC/DC Conversion	6,747	27%	5,055	24%
Interface and Power Management	3,199	13%	3,762	18%
Battery Management	345	1%	390	2%

Total	$25,101	100%	$21,108	100%

Our net revenue for the first quarter of 2008 as compared to the first quarter of 2007 increased $4.0 million, or 19%. This growth reflected increased sales of our Display, Lighting Solutions, Voltage Regulation and DC/DC Conversion product families, as a result of increased demand. Total unit shipments in the first quarter of 2008 increased 23% compared to the first quarter of 2007 while the average selling prices were almost flat.

Geographically, sales in Korea for the first quarter of 2008 increased by $3.0 million compared to the first quarter of 2007 due to higher demand from our OEMs and sales in Taiwan increased by $1.6 million due to higher demand from several of our distributors. Sales in China decreased by $0.5 million compared to the first quarter of 2007 due to higher inventory level at one of our China distributors at the end of 2007 compared to the prior year.

Gross Profit

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)
	(in thousands, except percentages)
Net revenue	$25,101	$21,108	$3,993	18.9%
Cost of revenue	11,369	9,932	1,437	14.5%

Gross profit	$13,732	$11,176

Gross margin percentage	54.7%	52.9%	1.8%

Our gross margin was 55% for the first quarter of 2008, compared to 53% for the first quarter of 2007. This increase was primarily due to approximately 2% favorable impact from product yields in the first quarter of 2008 compared to the first quarter of 2007 and a favorable 2% impact from sale of previously expensed research and development material in the first quarter of 2008, partially offset by approximately 2% increase of unfavorable impact on the gross margin from writing down excess inventory in the first quarter of 2008 as described below.

During the first quarter of 2008, our gross inventory write-down was approximately $0.8 million, offset by the sale of $0.3 million of previously written down inventory. During the first quarter of 2007, our gross inventory write-down was approximately $1.1 million, offset by the sale of $1.0 million of previously written down inventory. The net effect of inventory write-down on our gross margin contributed to an unfavorable 2% decrease to our gross margin during the first quarter of 2008 relative to the first quarter of 2007.

Research and Development

	Three Months Ended March 31,			Increase (Decrease)
	2008	2007
	(in thousands, except percentages)
Research and development	$7,659	$7,103	$556	7.8%
Percentage of net revenue	30.5%	33.7%	(3.2%)

Research and development expenses for the first quarter of 2008 increased by $556,000 as compared to the first quarter of 2007 primarily due to a $0.7 million increase in payroll and benefit related expenses as a result of higher headcount, a $0.3 million increase in information technology, occupancy and other research and development operation support expenses, offset by lower NRE expense of $0.4 million. Research and development expense as a percentage of net revenue decreased approximately 3% due to a comparatively larger increase in net revenue during the first quarter in 2008.

Sales, General and Administrative

	Three Months Ended March 31,			Increase (Decrease)
	2008	2007
	(in thousands, except percentages)
Sales, general and administrative	$6,445	$6,202	$243	3.9%
Percentage of net revenue	25.7%	29.4%	(3.7%)

Sales, general and administrative expenses for first quarter of 2008 increased by $243,000 as compared to the first quarter of 2007 primarily due to a $0.1 million increase in travel expenses and a $0.2 million increase in information technology, occupancy and rent expense. Sales, general and administrative expense as a percentage of net revenue decreased approximately 4% due to a comparatively larger increase in net revenue during the first quarter in 2008.

Patent Litigation

	Three Months Ended March 31,		Increase (Decrease)
	2008	2007
	(in thousands, except percentages)
Patent litigation	$262	$1,589	$(1,327)	(83.5%)
Percentage of net revenue	1.0%	7.5%	(6.5%)

Litigation expenses were significantly lower for the first quarter of 2008 as compared to the first quarter of 2007 due to lower level of activity related to the patent infringement case. We believe that we will continue to incur significant litigation expenses for the remainder of 2008. For a description of our litigation, please see Part II, Item 1 - Legal Proceedings- for further details.

Interest Income

Interest income from investments of approximately $1.1 million in the first quarter of 2008 decreased $0.2 million compared to the first quarter of 2007 due to lower average interest rates during the first quarter of 2008.

Interest and Other Income (Expense), Net

Other income was approximately zero in the first quarter of 2008 while other expense was approximately $0.3 million in the first quarter of 2007, primarily as a result a $0.3 million write-off of cumulative translation adjustment loss as a result of the liquidation of our Sweden branch office during the first quarter of 2007.

Provision for Income Taxes

We recorded a tax provision of approximately $64,000 and $131,000 for the three months ended March 31, 2008 and 2007, respectively. We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, we determine deferred tax assets and liabilities based upon the differences between the financial statement and tax bases of our assets and liabilities using tax rates in effect for the year in which we expect the differences to affect taxable income. We adopted SFAS No. 123(R) as of January 1, 2006, and, as a result, incurred significant stock-based compensation expense, including amounts related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of the provision for income taxes in the quarter when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously expensed stock compensation. During the three months ended March 31, 2008 and 2007, the provision for income taxes was reduced by approximately $5,000 and $21,000, respectively, as a result of disqualifying dispositions.

During the three months ended March 31, 2008, we increased our total amount of unrecognized tax benefits as calculated under FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” by approximately $299,000, including an accrual of interest and penalties of approximately $8,000. We recognized interest and penalties accrued related to unrecognized tax benefits in income tax expense.

We are subject to taxation in the United States and various states and foreign jurisdictions. We are currently under examination by the Internal Revenue Service for the 2005 and 2006 tax year. As of March 31, 2008, no audit adjustments have been made. Currently, we cannot estimate the range of reasonably possible change in unrecognized tax benefits in the next 12 months.

Liquidity and Capital Resources

	Three Months Ended March 31,		Increase (Decrease)
	2008	2007
	(in thousands, except percentages)
Net cash provided by operating activities	$236	$795	$(559)	-70%
Net cash provided by (used in) investing activities	20,876	(1,260)	22,136	-1757%
Net cash provided by financing activities	955	227	728	321%
Effect of exchange rate changes on cash and cash equivalents	33	(44)	77	-175%

Net increase (decrease) on cash and cash equivalents	$22,100	$(282)	$22,382

Our cash, cash equivalents and short term investments were $111.2 million as of March 31, 2008 and $114.2 million as of December 31, 2007.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $0.2 million for the three months ended March 31, 2008. Net income of $0.5 million was adjusted for non-cash charges consisting primarily of $0.7 million of depreciation and amortization expense and $1.7 million of stock-based compensation expense. Amortization expense included $0.3 million related to the AP Semi acquisition. Accounts payable increased by $2.7 million due to increased purchases of materials and services to meet expected demand. Accrued liabilities balance decreased by $4.3 million as we paid out 2007 bonuses during the first quarter of 2008. Inventory increased by $1.8 million in anticipation of sales during the remainder of 2008.

Net cash provided by operating activities was $0.8 million for the three months ended March 31, 2007. Net loss of $2.8 million was adjusted for non-cash charges consisting primarily of $0.7 million of depreciation and amortization expense and $1.7 million of stock-based compensation expense. Accounts payable balance increased by $3 million, offset by a decrease of $1.6 million in accrued expenses. The net increase was primarily due to increased purchases of materials and production equipment to meet expected demand. Accounts receivable balance increased due to higher revenue during the period. Depreciation and amortization expense increased mainly due to amortization of acquired intangible assets related to our acquisition of AP Semi during the fourth quarter of 2006.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $20.9 million in the three months ended March 31, 2008, primarily as a result of a net cash inflow of $22 million from sales, maturities and purchases of our short-term investments, as a result of our actions to move our funds to shorter term investments to maintain our liquidity level. The net cash inflow from investments was offset by $1.2 million used to purchase testing and other equipment and to invest in office leasehold improvements.

Net cash used in investing activities was $1.3 million in the three months ended March 31, 2007, primarily as a result of $0.9 million used to purchase various equipment and to support our internal infrastructure growth and a net cash outflow of $0.4 million from purchases and maturities of our short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.0 million in the three months ended March 31, 2008, primarily from net proceeds of $0.5 million from exercises of common stock options and $0.5 million of excess tax benefit from employee stock-based compensation.

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

Contractual Obligations

The following table describes our principal contractual cash obligations as of March 31, 2008:

	Total	Remaining 2008	2009	2010	2011	2012	2013 and beyond
	(in thousands)
Obligations under capital leases	$155	$114	$41	$—	$—	$—	$—
Operating leases	6,307	1,154	1,272	1,020	550	568	1,743
Purchase commitments (1)	6,214	5,032	788	394	—	—	—

Total contractual obligations	$12,676	$6,300	$2,101	$1,414	$550	$568	$1,743

(1)	Purchase commitments consist primarily of our commitment to purchase wafers and technology licenses.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2008, we had cash and cash equivalents totaling $75.9 million, compared to $53.8 million at December 31, 2007. At March 31, 2008, we had $35.4 million in short-term investments as compared to $60.4 million at December 31, 2007. Cash equivalents have an original or remaining maturity when purchased of 90 days or less; short-term investments generally have an original or remaining maturity when purchased of greater than 90 days. The increase in cash and cash equivalent balances and the decrease in short-term investments reflected our change in investment policy as a result of the recent liquidity crisis. We are moving our investments into more liquid instruments such as treasury notes.

The taxable equivalent interest rates for the three months ended March 31, 2008 and 2007, on those cash equivalents and short-term investments average approximately 4.0% and 5.4%, respectively. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. While none of the securities in which we invested are secured by real estate, these securities may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and treasury notes.

A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at March 31, 2008 would cause the fair value of these investments to decrease by an immaterial amount, which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income. Based upon our analysis the fair values did not change materially as our investments are of short duration.

At March 31, 2008, we also have approximately $2.8 million of auction rate securities (“ARS”) which were illiquid. We reclassified these securities from short-term investments to long-term other assets. In addition, we recognized approximately $0.4 million of unrealized impairment loss because the fair value of these ARS measured using Level 3 inputs under the requirements of SFAS No. 157 is below the carrying value. We have the ability and intent to hold these ARS until maturity because not having access to these funds does not have any significant impact on our current or anticipated liquidity needs.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of March 31, 2008 our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2008 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Linear Technology is now appealing portions of the Final Determination to the United States Court of Appeals for the Federal Circuit. We are opposing this appeal and are also appealing unfavorable portions of the Final Determination.

On February 20, 2008, Linear Technology filed a complaint with the USITC seeking an enforcement proceeding to correct alleged violations of the limited exclusion order of September 22, 2007. We will take reasonable steps to protect our interests should the USITC agree to institute the requested enforcement action. We believe that none of our products infringe the Linear Technology patents in question. However, whether or not we prevail in this appeal, we expect to incur significant legal expenses.

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

We receive a substantial portion of our revenues from two of our OEM customers, LG Electronics Inc. of South Korea and Samsung of South Korea, as well as from one of our distributors, ChiefTech Electronics Ltd. of China. We received an aggregate of approximately 29%, 10% and 12% of our revenue from LG Electronics, ChiefTech and Samsung in the first quarter of 2008 and 24%, 12% and 14% in the first quarter of 2007, respectively. In addition, we sell to a number of Samsung’s contract manufacturers. Total sales to Samsung and its contract manufacturers represented 25% and 24% of our net revenue for the first quarter of 2008 and 2007, respectively. We anticipate that we will continue to be dependent on these customers for a significant portion of our revenue in the immediate future; however, we do not have long-term contractual purchase commitments from them, and we cannot assure you that they will continue to be our customers.

We received an aggregate of approximately 87% and 81% of our revenues from our ten largest customers in the first quarter of 2008 and 2007, respectively. Any action by one of our largest customers that affects our orders, product pricing or vendor status could significantly reduce our revenues and harm our financial results. In the future, our sales to our large customers will continue to be susceptible to quarterly fluctuation as our customers manage their inventories, principally for seasonal variations. In particular, our customers’ increase in inventory of our products in advance of the peak buying season during the second half of year for wireless handsets often leads to sequentially lower sales of our products in the first calendar quarter and, potentially, late in the fourth calendar quarter. Because our largest customers account for such a significant part of our business, the loss of, or a decline in sales to, any of our major customers would negatively impact our business.

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

We obtain a portion of our revenues through sales to distributors located in Asia who act as our fulfillment representatives. Sales to distributors accounted for 37% and 39% of our revenues for the first quarter of 2008 and 2007, respectively. In the normal course of their operation as fulfillment representatives, these distributors typically perform functions such as order scheduling, shipment coordination, inventory stocking, payment and collections and, when applicable, currency exchange between purchasers of our products and these distributors. Our distributors’ compensation for these functions is reflected in the price of the products we sell to these distributors. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. If these distributors are unable to pay us in a timely manner or if we anticipate that they will not pay us, we may elect to withhold future shipments, which could adversely affect our operating results. If one of our distributors experiences severe financial difficulties, becomes insolvent or declares bankruptcy, we could lose product inventory held by that distributor and we could be required to write off the value of any receivables owed to us by that distributor. We could also be required to record bad debt expense in excess of our reserves. This is particularly true of our principal distributor in China when sales have decreased and payments slowed during the first quarter of 2008. We may not be successful in recognizing these indications or in finding replacement distributors in a timely manner, or at all, any of which could harm our operating results, cash flow and financial condition.

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

We conduct, and expect to continue to conduct, almost all of our business with companies that are located outside the United States. Based on ship-to locations, approximately 96% and 97% of our revenues came from customers in Asia, particularly South Korea, Taiwan, China and Japan, in the first quarter of 2008 and 2007, respectively. A vast majority of our contract manufacturing operations are located in South Korea, Taiwan, Malaysia and China. In addition, we have a design center in Shanghai, China. As a result of our international focus, we face several challenges, including:

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

We have experienced significant growth in a short period of time. Our revenues have increased from approximately $1.0 million in 2001 to $110.0 million in 2007. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

We have also grown from 110 employees on January 1, 2004 to 296 employees on March 31, 2008, with many located in regional and international offices. Our international growth may subject us to income and transaction taxes in the United States and in multiple foreign locations. Our future effective tax rates could be affected by changes in our U.S. and foreign tax estimates and liabilities, or changes in tax laws or the interpretation of such tax laws. If additional taxes are assessed against us, our operating results or financial condition could be materially affected.

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

We consider our primary competitors to be Maxim Integrated Products, Inc., Linear Technology Corporation, Texas Instruments Incorporated, Semtech Corporation and National Semiconductor Corporation. We expect continued competition from existing competitors as well as from new entrants into the power management semiconductor market. Our ability to compete depends on a number of factors, including:

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

Linear Technology is now appealing portions of the Final Determination to the United States Court of Appeals for the Federal Circuit. We are opposing this appeal and are also appealing unfavorable portions of the Final Determination.

On February 20, 2008, Linear Technology filed a complaint with the USITC seeking an enforcement proceeding to correct alleged violations of the limited exclusion order of September 22, 2007. We will take reasonable steps to protect our interests should the USITC agree to institute the requested enforcement action. We believe that none of our products infringe the Linear Technology patents in question. However, whether or not we prevail in this appeal, we expect to incur significant legal expenses. Uncertainty over the outcome of our litigation with Linear Technology may cause our customers or potential customers to elect not to include our products that are the subject of this litigation into the design of their systems. Once a customer’s system designer initially chooses a competitor’s product for a particular electronic system, it becomes significantly more difficult for us to sell our products for use in that electronic system, because changing suppliers can involve significant cost, time, effort and risk for our customers. As a result, our litigation with Linear Technology or any similar future litigation may reduce both our current and future revenues. If we are unsuccessful in this case, our business and our ability to compete in foreign markets could be harmed, and we could be enjoined from selling the accused products in the United States, either directly or indirectly, which could have a material adverse impact on our revenues, financial condition, results of operations and cash flows.

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

Additionally, general worldwide economic conditions have recently experienced a downturn due to slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, recent international conflicts and terrorist and military activity and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the semiconductor industry. If the economy or markets in which we operate do not continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected.

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

Our future effective tax rates could be adversely affected by lower than anticipated earnings in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. Further, as a result of certain ongoing employment and capital investment commitments made by us, our income in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from tax. Our failure to meet such commitments could adversely impact our effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

Dated: April 29, 2008	By:	/s/ Brian R. McDonald
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