Form 10-Q
period 2008-06-30
ADVANCED ANALOGIC TECHNOLOGIES INC
filed 2008-07-29
CIK 1104042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

There were 45,792,592 shares of the Registrant’s common stock issued and outstanding as of July 28, 2008.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value)

	June 30, 2008	December 31, 2007 (*)
Assets
Current assets
Cash and cash equivalents	$86,834	$53,779
Short-term investments	23,145	60,448

Total cash, cash equivalents and short-term investments	109,979	114,227
Accounts receivable, net of allowances	11,269	14,428
Inventories	13,732	12,214
Prepaid expenses and other current assets	1,443	2,273
Notes receivable	2,000	2,000
Deferred income taxes	591	591

Total current assets	139,014	145,733
Property and equipment, net	5,836	4,699
Other assets	4,166	1,377
Deferred income taxes	7,053	6,815
Intangibles, net	1,547	2,127
Goodwill	16,116	15,717

Total assets	$173,732	$176,468

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,710	$7,938
Accrued liabilities	4,683	8,472
Income tax payable	730	1,367
Current portion of capital lease obligations	118	151

Total current liabilities	13,241	17,928
Long-term income tax payable	1,771	1,053
Long-term capital lease obligations	—	41
Other long-term liabilities	196	155

Total liabilities	15,208	19,177

Stockholders’ equity
Common stock, $0.001 par value—100,000,000 shares authorized; 45,772,282 and 45,355,884 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	46	45
Additional paid-in capital	170,837	166,763
Deferred stock-based compensation	(304)	(1,058)
Accumulated other comprehensive loss	(321)	(108)
Accumulated deficit	(11,734)	(8,351)

Total stockholders’ equity	158,524	157,291

Total liabilities and stockholders’ equity	$173,732	$176,468

*	Amounts as of December 31, 2007 were derived from the December 31, 2007 audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenue	$21,173	$25,837	$46,274	$46,945
Cost of revenue	11,149	11,612	22,517	21,544

Gross profit	10,024	14,225	23,757	25,401

Operating expenses:
Research and development	7,790	7,572	15,449	14,675
Sales, general and administrative	6,201	6,597	12,646	12,799
Patent litigation	482	1,488	744	3,077

Total operating expenses	14,473	15,657	28,839	30,551

Loss from operations	(4,449)	(1,432)	(5,082)	(5,150)
Interest and other income (expense):
Interest income	749	1,368	1,878	2,737
Interest expense and other income (expense), net	17	(14)	32	(285)

Total interest and other income (expense), net	766	1,354	1,910	2,452

Loss before income taxes	(3,683)	(78)	(3,172)	(2,698)
Provision for income taxes	147	813	211	944

Net loss	$(3,830)	$(891)	$(3,383)	$(3,642)

Net loss per share:
Basic	$(0.08)	$(0.02)	$(0.07)	$(0.08)
Diluted	$(0.08)	$(0.02)	$(0.07)	$(0.08)
Weighted average shares used in net loss per share calculation:
Basic	45,687	44,602	45,589	44,461
Diluted	45,687	44,602	45,589	44,461

See accompanying notes to condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,383)	$(3,642)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,457	1,379
Stock-based compensation	3,629	3,457
In-process research and development	255	—
Cumulative effect of adoption of FIN 48	—	543
Provision for doubtful accounts	—	(4)
Excess tax benefit from share-based awards	(487)	—
(Gain) loss on disposal of property and equipment	(14)	5
Loss on liquidation of a foreign branch office	—	266
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	3,159	(762)
Inventories	(1,487)	(3,030)
Prepaid expenses and other current assets	886	294
Other assets	96	(106)
Deferred income taxes	(70)	(1,719)
Accounts payable	(288)	4,118
Accrued and other liabilities	(3,960)	515
Income taxes payable	77	1,997

Net cash (used in) provided by operating activities	(130)	3,311

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,648)	(1,388)
Purchases of short-term investments	(13,135)	(36,988)
Proceeds from sales and maturities of short-term investments	47,239	28,060
Acquisition, net of cash acquired	(647)	—
Purchase of long-term investment	(250)	—
Proceeds from sale of property and equipment	14	—

Net cash provided by (used in) investing activities	31,573	(10,316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	1,170	447
Excess tax benefits from share-based awards	487	—
Principal payments on capital lease obligations	(74)	(67)

Net cash provided by financing activities	1,583	380

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	29	(72)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,055	(6,697)
CASH AND CASH EQUIVALENTS—Beginning of period	53,779	58,121

CASH AND CASH EQUIVALENTS—End of period	$86,834	$51,424

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Increases (decreases) in accounts payable and accrued liabilities related to property and equipment purchases	$222	$202
Cash paid for interest	$8	$16
Cash paid for income taxes	$183	$123

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other future period. The condensed consolidated balance sheet as of December 31, 2007 is derived from the audited consolidated financial statements as of and for the year then ended.

2. INVESTMENTS

The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). At June 30, 2008, the Company had investments in short-term debt instruments which were classified as available-for-sale under SFAS No. 115. Short-term investments consist primarily of investment grade debt securities with a maturity of greater than 90 days at the time of purchase with the exception of certain auction rate securities (“ARS”) discussed below. The Company classifies investments with maturities greater than one year as short-term investments as it considers all investments a potential source of operating cash regardless of maturity date. The Company’s debt securities are carried at fair market value with the related unrealized gains and losses included in accumulated other comprehensive loss, which is a separate component of stockholders’ equity. As of June 30, 2008, none of the securities in which the Company invested were secured by real estate. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in “Interest income” in the Condensed Consolidated Statements of Operations.

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) as of January 1, 2008 to measure the fair value of certain of its financial assets required to be measured on a recurring basis, including available-for-sale fixed income securities and certain equity investments. Under SFAS No. 157, based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Directly or indirectly observable market based inputs used in models or other valuation methodologies.

Level 3: Unobservable inputs that are not corroborated by market data. The inputs require significant management judgment or estimation.

Fair value measurements of financial assets on a recurring basis as of June 30, 2008 are as follows:

	Fair Value Measurements as of June 30, 2008 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
U.S. Government agency bonds	$32,581	$—	$—	$32,581
U.S. Treasury bills	5,815	—	—	5,815
U.S. Corporate bonds	16,468	—	—	16,468
Money market funds	20,526	—	—	20,526
Auction rate securities	—	—	2,623	2,623
Private equity investment	—	—	802	802

Total	$75,390	$—	$3,425	$78,815

Amounts included in:
Cash and Cash equivalents	$52,245	$—	$—	$52,245
Short-term investments	23,145	—	—	23,145
Other assets	—	—	3,425	3,425

Total	$75,390	$—	$3,425	$78,815

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Auction Rate Securities	Private Equity Investment	Total
Beginning balances as of January 1, 2008	$—	$802	$802
Transfers in and/or out of Level 3	3,200	—	3,200
Unrealized gains or (losses) included in accumulated other comprehensive loss	(376)	—	(376)

Ending balances as of March 31, 2008	$2,824	$802	$3,626

Unrealized gains or (losses) included in accumulated other comprehensive loss	(201)	—	(201)

Ending balances as of June 30, 2008	$2,623	$802	$3,425

Auction Rate Securities

As of June 30, 2008, the Company had approximately $2.6 million of ARS, the fair value of which has been measured using Level 3 inputs. These ARS are collateralized largely with Federal Family Education Loan Program student loans. The monthly auctions have historically provided a liquid market for these securities. The three ARS in the Company’s portfolio had successful auctions until January 2008 and as such, their fair value would have been measured using Level 1 inputs at January 1, 2008. However, since February 2008, there has not been a successful auction in that there were insufficient buyers for these ARS, therefore the Company transferred them from the Level 1 to the Level 3 category in the first quarter of 2008.

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 30, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the ARS. These inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the ARS, including assumptions about risk, developed based on the best information available in the circumstances.

Based on this assessment of fair value, during the second quarter of 2008, the Company determined there was an additional decline in the fair value of its ARS investments of approximately $0.2 million resulting in a year-to-date impairment loss of approximately $0.6 million, which was deemed temporary as the Company has the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity (ranging from 2025 to 2046). As of June 30, 2008, the entire ARS investment balance was included in long-term other assets on its condensed consolidated balance sheet as the Company believes that it will take longer than one year for its investments in ARS to recover its par value.

Private Equity Investment

In addition to the ARS, the Company also holds an equity investment in a non-publicly traded company of $0.8 million that is included in long-term other assets. This investment is accounted for under the cost method and evaluated for other-than-temporary impairment at each reporting period. During the quarter ended June 30, 2008, the Company did not recognize an impairment on this investment as no indicators suggesting a potential reduction in value existed.

3. STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values.

The following table summarizes stock-based compensation expense related to stock options, including the amortization of the intrinsic value under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” for pre-April 4, 2005 options, for the three and six months ended June 30, 2008 and June 30, 2007, which was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of operations classifications	2008	2007	2008	2007
	(in thousands)
Cost of revenue	$95	$66	$172	$131
Research and development	773	662	1,563	1,273
Sales, general and administrative	1,034	1,019	1,894	2,053

Total stock-based compensation expense	$1,902	$1,747	$3,629	$3,457

The related tax effect for stock-based compensation expense for the three and six months ended June 30, 2008 was approximately $312,000 and $511,000, respectively, and approximately $401,000 and $777,000 for the three and six months ended June 30, 2007, respectively. The related tax effect was determined using the applicable tax rates in jurisdictions to which this expense relates.

For options granted subsequent to January 1, 2006, the Company estimates expected volatility based on a combination of historical and market-based implied volatility in accordance with guidance in SFAS No. 123(R) and SEC Topic 14, “Share-Based Payment (SAB 107)”. The Company determined that a combination of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. Starting from the fourth quarter of 2006, due to the lack of historical data, the Company derived the expected term assumption based on the Company and its peer group’s weighted average vesting period combined with the post-vesting holding period. Prior to the fourth quarter of 2006, the Company used the simplified method to calculate the expected term for its options, as allowed by SAB 107. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The Company has never declared or paid any cash dividends on common stock, and it does not anticipate paying any cash dividends in the foreseeable future.

The following table includes the weighted average assumptions utilized for purposes of calculating the valuation of the Company’s stock option grants for the three and six months ended June 30, 2008 and June 30, 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Volatility	49%	48%	51%	49%
Expected option term (in years)	4.04	4.07	4.04	4.17
Expected annual dividend yield	0%	0%	0%	0%
Risk free interest rate	2.93%	5.10%	2.81%	4.80%

4. NET INCOME (LOSS) PER SHARE

The Company calculates net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under SFAS No. 128, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period excluding shares subject to repurchase. Diluted net income per common share reflects the effects of potentially dilutive securities, which consist of common stock options and warrants outstanding and restricted common stock subject to repurchase, using the treasury stock method unless their inclusion would be anti-dilutive. Basic and diluted net loss per share are the same for the three and six months ended June 30, 2008 and 2007 due to the Company’s incurring losses in those periods.

A reconciliation of shares used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Weighted average common shares outstanding	45,712	44,678	45,614	44,537
Weighted average shares subject to repurchase	(25)	(76)	(25)	(76)

Shares used to calculate basic net loss per share	45,687	44,602	45,589	44,461

Effect of dilutive securities:
Common stock warrants	—	—	—	—
Common stock options	—	—	—	—
Weighted average shares subject to repurchase	—	—	—	—

Dilutive potential common stock	—	—	—	—

Weighted average common shares outstanding, assuming dilution	45,687	44,602	45,589	44,461

Approximately 8.1 million and 8.2 million shares of potentially dilutive common equivalent shares were excluded from the net loss per share calculation for the three and six months ended June 30, 2008, respectively, and 5.6 million and 6.9 million shares of potentially dilutive common equivalent shares were excluded from the net loss per share calculation for the three and six months ended June 30, 2007, respectively as their inclusion would have been antidilutive given the Company’s net loss position in these periods.

5. OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net loss, as reported	$(3,830)	$(891)	$(3,383)	$(3,642)
Changes in cumulative translation adjustment	27	(12)	195	218
Changes in unrealized gains /losses on investments, net of taxes	(215)	(20)	(408)	(15)

Total other comprehensive loss	$(4,018)	$(923)	$(3,596)	$(3,439)

The changes in unrealized gains or losses on investments during the second quarter and first six months of 2008 included unrealized impairment losses on the Company’s auction rate securities, net of taxes. See Note 2.

The changes in cumulative translation adjustment during the first six months of 2007 included a write-off of $0.3 million cumulative translation adjustment loss as a result of the liquidation of the Company’s Sweden branch office.

6. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

	June 30, 2008	December 31, 2007
	(in thousands)
Work in process	$7,794	$7,876
Finished goods	5,938	4,338

Total inventories	$13,732	$12,214

Computers and software	$5,527	$4,733
Office and test equipment	6,530	5,744
Leasehold improvements	1,490	1,101

	13,547	11,578
Accumulated depreciation and amortization	(7,711)	(6,879)

Total property and equipment, net	$5,836	$4,699

Accrued payroll and benefits	$2,204	$6,049
Deferred revenue	176	219
Accrued legal and accounting services	749	621
Warranty reserve	63	101
Accrued payables and other	1,491	1,482

Total accrued liabilities	$4,683	$8,472

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

In June 2008, the Company acquired Elite Micro Devices, Inc. (“Elite”), a privately held, Shanghai, China-based audio company for approximately $1.0 million in cash. The Company recorded preliminary non tax deductible goodwill of $399,000 associated with this acquisition that was accounted for as a business combination under SFAS No. 141. The Company also wrote off $255,000 of in-process research and development as a result of this acquisition. The Company did not record any intangible assets as a result of the Elite acquisition.

With the additional goodwill as a result of the Elite acquisition, as of June 30, 2008, the carrying amount of goodwill was $16.1 million The Company will perform its annual goodwill impairment analysis during the third quarter of 2008 pursuant to the steps and requirements under SFAS No. 142 and determine if goodwill is impaired.

The following table summarizes intangible assets as of June 30, 2008 and December 31, 2007, respectively, (in thousands):

	Intangible Assets, Gross		Accumulated Amortization		Intangible Assets, Net
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Core technology	$2,900	$2,900	$(1,613)	$(1,129)	$1,287	$1,771
Customer relationships	580	580	(320)	(224)	260	356

Total	$3,480	$3,480	$(1,933)	$(1,353)	$1,547	$2,127

Amortization expense for the three and six months ended June 30, 2008 was $290,000 and $580,000, respectively. Amortization expense for the three and six months ended June 30, 2007 was $290,000 and $580,000, respectively. Estimated future amortization expense for the remainder of 2008 and 2009 is $580,000 and $967,000, respectively.

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

The following is a summary of net revenue by geographic region based on the location to which the product is shipped:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
South Korea	$13,788	$12,795	$28,407	$24,387
China	2,202	8,427	6,944	13,653
Taiwan	2,917	3,521	7,495	6,539
Europe	678	480	1,125	1,030
North America (principally United States)	436	561	925	1,136
Japan	1,152	53	1,378	200

Total	$21,173	$25,837	$46,274	$46,945

The following is a summary of net revenue by product type:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Amount	Percent of net revenue	Amount	Percent of net revenue	Amount	Percent of net revenue	Amount	Percent of net revenue
	(dollar amounts in thousands)
Display and Lighting Solutions	$12,610	60%	$15,277	59%	$27,420	59%	$27,178	58%
Voltage Regulation and DC/DC Conversion	4,075	19%	5,709	22%	10,822	23%	10,764	23%
Interface and Power Management	3,885	18%	4,446	17%	7,084	15%	8,208	17%
Battery Management	603	3%	405	2%	948	2%	795	2%

Total	$21,173	100%	$25,837	100%	$46,274	100%	$46,945	100%

The following table summarizes net revenue and accounts receivable for customers who accounted for 10% or more of accounts receivable or net revenue, respectively:

			Net Revenue		Net Revenue
	Accounts Receivable as of		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2008	December 31, 2007	2008	2007	2008	2007
Customer
A	30%	19%	28%	21%	29%	22%
B	30%	17%	19%	11%	15%	13%
C	—	—	10%	—	10%	—
D	—	29%	—	17%	—	15%

9. INCOME TAXES

The Company recorded a tax provision of approximately $147,000 and $211,000 for the three and six months ended June 30, 2008, respectively. The Company recorded a tax provision of approximately $813,000 and $944,000 for the three and six months ended June 30, 2007, respectively. The income tax provision is primarily related to the geographical mix of income taxed at different rates and nondeductible stock-based compensation. The decrease in the Company’s tax provision from prior year is primarily due to a decrease in projected pre-tax income for this year.

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, the Company determines deferred tax assets and liabilities based upon the differences between the financial statement and tax bases of the Company’s assets and liabilities using tax rates in effect for the year in which the Company expects the differences to affect taxable income. The Company adopted SFAS No. 123(R) as of January 1, 2006, and, as a result, incurred significant stock-based compensation expense. The Company’s stock-based compensation expense also includes amounts related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of the provision for income taxes in the quarter when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously expensed stock compensation. During the three months ended June 30, 2008 and 2007, the provision for income taxes was reduced by approximately $6,000 and $16,000, respectively, as a result of disqualifying dispositions.

During the three months ended June 30, 2008, the Company increased its total amount of unrecognized tax benefits as calculated under FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” by approximately $419,000, including an accrual of interest and penalties of approximately $29,000. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. We are currently under examination by the Internal Revenue Service for the 2005 and 2006 tax year. As of June 30, 2008, no audit adjustments have been made. Currently, the Company cannot estimate the range of reasonably possible change in unrecognized tax benefits in the next 12 months.

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

On February 20, 2008, and again on June 13, 2008 Linear Technology filed complaints with the USITC seeking an enforcement proceeding to correct alleged violations of the limited exclusion order of September 22, 2007. The Company will take reasonable steps to protect its interests should the USITC agree to institute the requested enforcement action. The Company believes that none of its products infringe the Linear Technology patents in question. However, whether or not the Company prevails in this appeal, the Company expects to incur significant legal expenses.

11. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162 (“SFAS No. 162”), “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. While this statement formalizes the sources and hierarchy of GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Our net revenue in the second quarter of 2008 decreased 18 percent compared to the second quarter of 2007 primarily as a result of a decrease in market demand primarily in China and Taiwan. Gross margin in the second quarter of 2008 decreased to 47% compared to 55% in the second quarter of 2007 primarily due to an unfavorable change in product mix and the impact of a higher than normal excess inventory charge in the second quarter of 2008.

Cash, cash equivalents and short term investments as of June 30, 2008 decreased by $4 million to $110 million compared to December 31, 2007, due to reclassification of approximately $3 million of auction rate securities from short-term investments to long-term other assets and approximately $1 million used to purchase Elite Micro Devices, Inc. (“Elite”). We continue to be debt free as of June 30, 2008.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts in our condensed consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenues, inventories, share-based compensation, income taxes, goodwill, investments and long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Management believes that there have been no significant changes during the three and six months ended June 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

The following table sets forth our unaudited historical operating results, in dollar amounts and as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	(in thousands, except percentages)
Net revenue	$21,173	100.0%	$25,837	100.0%	$46,274	100.0%	$46,945	100.0%
Cost of revenue	11,149	52.7	11,612	44.9	22,517	48.7	21,544	45.9

Gross profit	10,024	47.3	14,225	55.1	23,757	51.3	25,401	54.1
Operating expenses:
Research and development	7,790	36.8	7,572	29.3	15,449	33.4	14,675	31.3
Sales, general and administrative	6,201	29.3	6,597	25.5	12,646	27.3	12,799	27.3
Patent litigation	482	2.3	1,488	5.8	744	1.6	3,077	6.6

Total operating expenses	14,473	68.4	15,657	60.6	28,839	62.3	30,551	65.2

Loss from operations	(4,449)	(21.0)	(1,432)	(5.5)	(5,082)	(11.0)	(5,150)	(11.1)
Interest and other income (expense):
Interest income	749	3.5	1,368	5.3	1,878	4.1	2,737	5.8
Interest expense and other income (expense), net	17	0.1	(14)	(0.1)	32	—	(285)	(0.6)

Total interest and other income (expense), net	766	3.6	1,354	5.2	1,910	4.1	2,452	5.2

Loss before income taxes	(3,683)	(17.4)	(78)	(0.3)	(3,172)	(6.9)	(2,698)	(5.9)
Provision for income taxes	147	0.7	813	3.1	211	0.5	944	2.0

Net loss	$(3,830)	(18.1)%	$(891)	(3.4)%	$(3,383)	(7.3)%	$(3,642)	(7.9)%

Comparison of Three and Six Months ended June 30, 2008 and June 30, 2007

Revenues

The following table illustrates our net revenue by principal product families:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Amount	Percent of net revenue	Amount	Percent of net revenue	Amount	Percent of net revenue	Amount	Percent of net revenue
	(dollar amounts in thousands)
Display and Lighting Solutions	$12,610	60%	$15,277	59%	$27,420	59%	$27,178	58%
Voltage Regulation and DC/DC Conversion	4,075	19%	5,709	22%	10,822	23%	10,764	23%
Interface and Power Management	3,885	18%	4,446	17%	7,084	15%	8,208	17%
Battery Management	603	3%	405	2%	948	2%	795	2%

Total	$21,173	100%	$25,837	100%	$46,274	100%	$46,945	100%

Our net revenue for the second quarter of 2008 as compared to the second quarter of 2007 decreased by $4.7 million, or 18%. This decrease reflected decreased sales of all our product families except for Battery Management, as a result of decreased demand. Total unit shipments in the second quarter of 2008 decreased 16% compared to the second quarter of 2007 while the average selling prices were relatively flat.

Our net revenue for the first six months of 2008 as compared to the first six months of 2007 decreased by $0.7 million, or 1%. This decrease reflected a $1.1 million decrease in sales of our Interface and Power Management product family, partially offset by slight increases in other product families. Average selling prices decreased 3% during the first six months of 2008 compared to the first six months of 2007 while total unit shipments increased 2%.

Geographically, sales in Korea, Japan and Europe for the second quarter of 2008 increased slightly compared to the second quarter of 2007 due to higher demand from our OEMs and sales in China and Taiwan decreased primarily due to lower shipments to our major distributors as a result of lower demand. Sales in Korea, Japan, Taiwan and Europe for first six months of 2008 increased slightly compared to the first six months of 2007 and sales in China decreased due to lower shipments to our distributors as a result of lower demand.

Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Increase (Decrease)		2008	2007	Increase (Decrease)
	(in thousands, except percentages)
Net revenue	$21,173	$25,837	$(4,664)	(18%)	$46,274	$46,945	$(671)	(1%)
Cost of revenue	11,149	11,612	(463)	(4%)	22,517	21,544	973	5%

Gross profit	$10,024	$14,225			$23,757	$25,401

Gross profit margin percentage	47.3%	55.1%	(7.8%)		51.3%	54.1%	(2.8%)

Our gross margin was 47% for the second quarter of 2008, compared to 55% for the second quarter of 2007. This decrease was primarily due to approximately 5% unfavorable impact from change in product mix and an unfavorable 2% due to a higher excess inventory charge associated with lower than anticipated net revenue in the second quarter of 2008, as described below.

Our gross margin was 51% for the first six months of 2008, compared to 54% for the first six months of 2007. This decrease was primarily due to approximately 1% unfavorable impact from change in product mix and approximately 2% unfavorable impact due to a higher excess inventory charge associated with lower than anticipated net revenue in the first six of 2008, as described below.

During the second quarter of 2008, our gross inventory write-down was approximately $1.3 million, offset by the sale of $0.4 million of previously written down inventory. During the first six months of 2008, our gross inventory write-down was approximately $2.1 million, offset by the sale of $0.7 million of previously written down inventory. During the second quarter of 2007, our gross inventory write-down was approximately $1.5 million, offset by the sale of $1.0 million of previously written down inventory. During the first six months of 2007, our gross inventory write-down was approximately $2.6 million, offset by the sale of $2.0 million of previously written down inventory. The net effect of inventory write-down on our gross margin contributed to an unfavorable 2% decrease to our gross margin during the second quarter of 2008 relative to the second quarter of 2007 and an unfavorable 2% decrease to our gross margin during the first six months of 2008 relative to the first six months of 2007.

Research and Development

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2008	2007			2008	2007
	(in thousands, except percentages)
Research and development	$7,790	$7,572	$218	3%	$15,449	$14,675	$774	5%
Percentage of net revenue	36.8%	29.3%	7.5%		33.4%	31.3%	2.1%

Research and development expenses for the second quarter of 2008 increased by $0.2 million as compared to the second quarter of 2007 primarily due to a $0.3 million charge of in-process research and development associated with our acquisition of Elite during the second quarter of 2008, partially offset by lower supply material and other expense of $0.1 million.

Research and development expenses for the first six months of 2008 increased by $0.8 million as compared to the first six months of 2007 primarily due to a $0.6 million increase in payroll and benefit related expenses as a result of higher headcount, a $0.4 million increase in information technology, occupancy and rent expense and a $0.3 million charge of in-process research and development associated with our acquisition of Elite during the second quarter of 2008, partially offset by lower NRE and engineering related expenses as well as supply material and other expense of $0.4 million.

Sales, General and Administrative

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2008	2007			2008	2007
	(in thousands, except percentages)
Sales, general and administrative	$6,201	$6,597	$(396)	(6%)	$12,646	$12,799	$(153)	(1%)
Percentage of net revenue	29.3%	25.5%	3.8%		27.3%	27.3%	0.0%

Sales, general and administrative expenses for the second quarter of 2008 decreased by $0.4 million as compared to the second quarter of 2007 primarily due to a $0.6 million decrease in payroll and benefit related expenses partially offset by a $0.2 million increase in travel and professional service expenses.

Sales, general and administrative expenses for the first six months of 2008 decreased by $0.2 million as compared to the first six months of 2007 primarily due to a $0.6 million decrease in payroll and benefit related expenses and a $0.1 million decrease in external sales commission expense as a result of lower net sales, partially offset by a $0.3 million increase in information technology, occupancy and rent expense and a $0.2 million increase in travel expenses.

Patent Litigation

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2008	2007			2008	2007
	(in thousands, except percentages)
Patent litigation	$482	$1,488	$(1,006)	(68%)	$744	$3,077	$(2,333)	(76%)
Percentage of net revenue	2.3%	5.8%	(3.5%)		1.6%	6.6%	(5.0%)

Litigation expenses were significantly lower for the second quarter of 2008 and the first six months of 2008 as compared to the second quarter of 2007 and the first six months of 2007, respectively, due to lower level of activity related to the patent infringement case. We believe that we will continue to incur significant litigation expenses for the remainder of 2008. For a description of our litigation, please see Part II, Item 1 - Legal Proceedings- for further details.

Interest Income

Interest income from investments of approximately $0.7 million in the second quarter of 2008 decreased $0.7 million compared to the second quarter of 2007 due to significantly lower average interest rates.

Interest income from investments of approximately $1.9 million in the first six months of 2008 decreased $0.8 million compared to the first six months of 2007 due to significantly lower average interest rates.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was approximately zero in the second quarter of 2008, the second quarter of 2007 and the first six months of 2008.

Interest and other expense was approximately $0.3 million in the first six months of 2007 primarily as a result a $0.3 million write-off of cumulative translation adjustment loss as a result of the liquidation of our Sweden branch office during the first quarter of 2007.

Provision for Income Taxes

We recorded a tax provision of approximately $147,000 and $211,000 for the three and six months ended June 30, 2008, respectively. We recorded a tax provision of approximately $813,000 and $944,000 for the three and six months ended June 30, 2007, respectively. The income tax provision is primarily related to the geographical mix of income taxed at different rates and nondeductible stock-based compensation. The decrease in our tax provision from prior year is primarily due to a decrease in projected pre-tax income for this year.

We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, we determine deferred tax assets and liabilities based upon the differences between the financial statement and tax bases of the our assets and liabilities using tax rates in effect for the year in which we expect the differences to affect taxable income. We adopted SFAS No. 123(R) as of January 1, 2006, and, as a result, incurred significant stock-based compensation expense. Our stock-based compensation expense also includes amounts related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of the provision for income taxes in the quarter when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously expensed stock compensation. During the three months ended June 30, 2008 and 2007, the provision for income taxes was reduced by approximately $6,000 and $16,000, respectively, as a result of disqualifying dispositions.

During the three months ended June 30, 2008, we increased our total amount of unrecognized tax benefits as calculated under FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” by approximately $419,000, including an accrual of interest and penalties of approximately $29,000. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.

We are subject to taxation in the United States and various states and foreign jurisdictions. We are currently under examination by the Internal Revenue Service for the 2005 and 2006 tax year. As of June 30, 2008, no audit adjustments have been made. Currently, we cannot estimate the range of reasonably possible change in unrecognized tax benefits in the next 12 months.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162 (“SFAS No. 162”), “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. While this statement formalizes the sources and hierarchy of GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is not expected to have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2008	2007	Increase (Decrease)
	(in thousands, except percentages)
Net cash (used in) provided by operating activities	$(130)	$3,311	$(3,441)	(104%)
Net cash provided by (used in) investing activities	31,573	(10,316)	41,889	(406%)
Net cash provided by financing activities	1,583	380	1,203	317%
Effect of exchange rate changes on cash and cash equivalents	29	(72)	101	(140%)

Net increase (decrease) in cash and cash equivalents	$33,055	$(6,697)	$39,752

Our cash, cash equivalents and short term investments were $110.0 million as of June 30, 2008 and $114.2 million as of December 31, 2007.

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $0.1 million for the six months ended June 30, 2008. Net loss of $3.4 million was adjusted for non-cash charges consisting primarily of $1.5 million of depreciation and amortization expense and $3.6 million of stock-based compensation expense. We wrote off $0.3 million in-process research and development as a result of the acquisition of Elite. Accounts receivable decreased by $3.2 million due to lower revenue during the first six months of 2008. Accrued liabilities balance decreased by $4.0 million as we paid out 2007 bonuses during the first quarter of 2008. Inventory increased by $1.5 million in anticipation of sales during the remainder of 2008.

Net cash provided by operating activities was $3.3 million for the six months ended June 30, 2007. Net loss of $3.6 million was adjusted for non-cash charges consisting primarily of $1.4 million of depreciation and amortization expense and $3.5 million of stock-based compensation expense. Accounts payable and accrued liabilities balance increased $4.6 million due to increased purchases of materials and services to meet expected demand. Inventory increased $3.0 million as a result of anticipated sales during the second half of 2007. Accounts receivable balance increased $0.8 million due to higher revenue during the period.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $31.6 million in the six months ended June 30, 2008, primarily as a result of a net cash inflow of $34.0 million from sales, maturities and purchases of our short-term investments. In the first quarter of 2008, we modified our investment policy to place greater emphasis on more liquid securities. The net cash increase provided by investing activities reflects that policy change. The net cash inflow from investments was offset by $1.6 million used to purchase testing and other equipment and to invest in office leasehold improvements as well as $0.6 million, net of cash acquired, used to acquire Elite during the first six months of 2008.

In June 2008, we acquired Elite, a privately held, Shanghai, China-based audio company for approximately $1.0 million in cash. Elite’s high performance Class D audio amplifier and CODEC products are designed for audio amplification and audio processing in handsets, personal media players, Bluetooth hands-free car kits and high definition televisions. We recorded goodwill of $399,000 associated with this acquisition. We did not record any intangible assets as a result of the Elite acquisition.

Net cash used in investing activities was $10.3 million in the six months ended June 30, 2007, primarily as a result of a net cash outflow of $8.9 million from purchases and maturities of our short-term investments and $1.4 million used to purchase testing and other equipment and to support our internal infrastructure growth.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.6 million in the six months ended June 30, 2008, primarily from net proceeds of $1.2 million from exercises of common stock options and $0.5 million of excess tax benefit from employee stock-based compensation, offset by $0.1 million used to pay our capital lease obligations.

Net cash provided by financing activities was $0.4 million in the six months ended June 30, 2007, primarily as a result of $0.5 million net proceeds from exercises of common stock options.

Liquidity

We believe our existing cash, cash equivalents and short-term investment balances, as well as any cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Contractual Obligations

The following table describes our principal contractual cash obligations as of June 30, 2008:

	Total	Remaining 2008	2009	2010	2011	2012	2013 and beyond
	(in thousands)
Obligations under capital leases	$118	$77	$41	$—	$—	$—	$—
Operating leases	6,197	830	1,428	1,078	550	568	1,743
Purchase commitments (1)	6,785	5,603	788	394	—	—	—

Total contractual obligations	$13,100	$6,510	$2,257	$1,472	$550	$568	$1,743

(1)	Purchase commitments consist primarily of our commitment to purchase wafers and technology licenses.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2008, we had cash and cash equivalents totaling $86.8 million, compared to $53.8 million at December 31, 2007. At June 30, 2008, we had $23.1 million in short-term investments as compared to $60.4 million at December 31, 2007. Cash equivalents have an original or remaining maturity when purchased of 90 days or less; short-term investments generally have an original or remaining maturity when purchased of greater than 90 days. The increase in cash and cash equivalent balances and the decrease in short-term investments reflected our change in investment policy as a result of the recent liquidity crisis. We are placing greater emphasis on instruments with more liquidity, such as treasury notes.

The taxable equivalent interest rates for the three and six months ended June 30, 2008, on those cash equivalents and short-term investments average approximately 2.8% and 3.4%, respectively. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. While none of the securities in which we invested are secured by real estate, these securities may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and treasury notes.

A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at June 30, 2008 would cause the fair value of these investments to decrease by an immaterial amount, which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income. Based upon our analysis the fair values did not change materially as our investments are of short duration.

At June 30, 2008, we also have approximately $2.6 million of auction rate securities (“ARS”) which were illiquid. We classified these securities as long-term other assets because of our inability to determine when these ARS would recover their par value. In addition, we recognized approximately $0.6 million of unrealized impairment loss because the fair value of these ARS measured using Level 3 inputs under the requirements of SFAS No. 157 is below the carrying value. We recorded this unrealized loss as a component of other comprehensive loss because the impairment was deemed temporary as of June 30, 2008. We have the ability and intent to hold these ARS until a recovery of the auction process or until maturity (ranging from 2025 to 2046) because not having access to these funds does not have any significant impact on our current or anticipated liquidity needs.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of June 30, 2008, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

On February 20, 2008, and again on June 13, 2008 Linear Technology filed complaints with the USITC seeking an enforcement proceeding to correct alleged violations of the limited exclusion order of September 22, 2007. We will take reasonable steps to protect our interests should the USITC agree to institute the requested enforcement action. We believe that none of our products infringe the Linear Technology patents in question. However, whether or not we prevail in this appeal, we expect to incur significant legal expenses.

ITEM 1A.	RISK FACTORS

Our customers may cancel their orders, change production quantities or delay production, and if we fail to forecast demand for our products accurately, we may incur product shortages, delays in product shipments or excess or insufficient product inventory.

We generally do not obtain firm, long-term purchase commitments from our customers. Because production lead times often exceed the amount of time required to fulfill orders, we often must build in advance of orders, relying on an imperfect demand forecast to project volumes and product mix. Our demand forecast accuracy can be adversely affected by a number of factors, including inaccurate forecasting by our customers, changes in market conditions, new part introductions by our competitors that lead to our loss of previous design wins, adverse changes in our product order mix and demand for our customers’ products or models. China, in particular, is an emerging market where forecasting by our distributors is not accurate, and there can be rapid changes in the distribution system and market conditions. Even after an order is received, our customers may cancel these orders or request a decrease in production quantities. Any such cancellation or decrease subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls and excess or obsolete inventory which we may be unable to sell to other customers. Alternatively, if we are unable to project customer requirements accurately, we may not build enough products, which could lead to delays in product shipments and lost sales opportunities in the near term, as well as force our customers to identify alternative sources, which could affect our ongoing relationships with these customers. We have in the past had customers dramatically increase their requested production quantities with little or no advance notice and after they had submitted their original order. We have on occasion been unable to fulfill these revised orders within the time period requested. Either overestimating or underestimating demand would lead to excess, obsolete or insufficient inventory, which could harm our operating results, cash flow and financial condition, as well as our relationships with our customers.

We receive a substantial portion of our revenues from a small number of OEM customers and distributors, and the loss of, or a significant reduction in, orders from those customers or our other largest customers would adversely affect our operations and financial condition.

We receive a substantial portion of our revenues from two of our OEM customers, LG Electronics Inc. of South Korea and Samsung of South Korea, as well as from a few of our distributors, such as ChiefTech Electronics Ltd. of China. We received an aggregate of approximately 28% and 19% of our revenue from LG Electronics and Samsung in the second quarter of 2008 and 21% and 11% in the second quarter of 2007, respectively. In addition, we sell to a number of Samsung’s contract manufacturers. Total sales to Samsung and its contract manufacturers represented 37% and 22% of our net revenue for the second quarter of 2008 and 2007, respectively. We anticipate that we will continue to be dependent on these customers for a significant portion of our revenue in the immediate future; however, we do not have long-term contractual purchase commitments from them, and we cannot assure you that they will continue to be our customers.

We received an aggregate of approximately 83% and 80% of our revenues from our ten largest customers in the second quarter of 2008 and 2007, respectively. Any action by one of our largest customers that affects our orders, product pricing or vendor status could significantly reduce our revenues and harm our financial results. In the future, our sales to our large customers will continue to be susceptible to quarterly fluctuation as our customers manage their inventories, principally for seasonal variations. In particular, our customers’ increase in inventory of our products in advance of the peak buying season during the second half of year for wireless handsets often leads to sequentially lower sales of our products in the first calendar quarter and, potentially, late in the fourth calendar quarter. Because our largest customers account for such a significant part of our business, the loss of, or a decline in sales to, any of our major customers would negatively impact our business.

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

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. Our competitiveness and future success depends on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. A fundamental shift in technologies in any of our product markets could harm our competitive position within these markets. Our failure to anticipate these shifts, to develop new technologies or to react to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenues and a loss of design wins to our competitors. For example, we introduced over 100 new products during 2007 but many of them have not been adopted by our customers as of June 30, 2008. The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors, including:

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

We obtain a portion of our revenues through sales to distributors located in Asia who act as our fulfillment representatives. Sales to distributors accounted for 26% and 43% of our revenues for the second quarter of 2008 and 2007, respectively. In the normal course of their operation as fulfillment representatives, these distributors typically perform functions such as order scheduling, shipment coordination, inventory stocking, payment and collections and, when applicable, currency exchange between purchasers of our products and these distributors. Our distributors’ compensation for these functions is reflected in the price of the products we sell to these distributors. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. If these distributors are unable to pay us in a timely manner or if we anticipate that they will not pay us, we may elect to withhold future shipments, which could adversely affect our operating results. If one of our distributors experiences severe financial difficulties, becomes insolvent or declares bankruptcy, we could lose product inventory held by that distributor and we could be required to write off the value of any receivables owed to us by that distributor. We could also be required to record bad debt expense in excess of our reserves. We may not be successful in recognizing these indications or in finding replacement distributors in a timely manner, or at all, any of which could harm our operating results, cash flow and financial condition.

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

Our products are used primarily in the mobile consumer electronic devices market. For the foreseeable future, we expect to see the significant majority of our revenues continue to come from this market, especially in wireless handsets. If consumer demand for these products declines, our revenues will decrease. If we are unsuccessful in identifying alternative markets for our products in a timely manner, our operating results will suffer dramatically. For example, there was a decline in the wireless handset demand in China and Taiwan during the first six months of 2008 and as a result, we experienced significant reduction in revenue during this period.

Substantially all of our manufacturing suppliers, customers and operations are located in Asia, which subjects us to additional risks, including regional economic influences, logistical complexity, political instability and natural disasters including earthquakes.

We conduct, and expect to continue to conduct, almost all of our business with companies that are located outside the United States. Based on ship-to locations, approximately 95% and 96% of our revenues came from customers in Asia, particularly South Korea, Taiwan, China and Japan, in the second quarter of 2008 and 2007, respectively. A vast majority of our contract manufacturing operations are located in South Korea, Taiwan, Malaysia and China. In addition, we have a design center in Shanghai, China. As a result of our international focus, we face several challenges, including:

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

In addition, a significant portion of our sales are to customers that practice just-in-time order management from their suppliers, which gives us a very limited amount of time in which to process and complete these orders. As a result, delays in our production or shipping by the parties to whom we outsource these functions could reduce our sales, damage our customer relationships and damage our reputation in the marketplace, any of which could harm our business, results of operations and financial condition.

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

We do not expect to sustain our growth rate, and we may not be able to manage any future growth effectively.

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

We have also grown from 110 employees on January 1, 2004 to 304 employees on June 30, 2008, with many located in regional and international offices. Our international growth may subject us to income and transaction taxes in the United States and in multiple foreign locations. Our future effective tax rates could be affected by changes in our U.S. and foreign tax estimates and liabilities, or changes in tax laws or the interpretation of such tax laws. If additional taxes are assessed against us, our operating results or financial condition could be materially affected.

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

During 2005, we realigned certain areas of our operations in connection with the implementation of an international structure. This realignment required us to transfer certain functions previously handled in our Santa Clara, California headquarters to offices in foreign jurisdictions, primarily Macau. If we fail to maintain our realigned operations, our operating results may be adversely affected. Additionally, our international structure results in an increased volume of transactions and accounting for those transactions may require us to increase our headcount either domestically or internationally. A failure to process those transactions in an accurate and timely manner could be indicative of a material weakness in our internal controls over financial reporting. Our international structure requires that we understand complex tax laws and regulations in various domestic and international jurisdictions. If we are unable to comply with domestic and international tax laws, our tax rate and our financial condition may be adversely impacted. Further, the domestic and international tax laws governing our structure are subject to change, which could adversely affect our operations and financial results. We are currently undergoing an audit by the Internal Revenue Service for our 2005 and 2006 tax years. In connection with this audit, the IRS could challenge certain of our tax positions, including our international structure. If the IRS challenges our international structure and such challenge is successful, our financial results and financial condition could be materially and adversely affected.

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

On February 20, 2008, and again on June 13, 2008 Linear Technology filed complaints with the USITC seeking an enforcement proceeding to correct alleged violations of the limited exclusion order of September 22, 2007. We will take reasonable steps to protect our interests should the USITC agree to institute the requested enforcement action. We believe that none of our products infringe the Linear Technology patents in question. However, whether or not we prevail in this appeal, we expect to incur significant legal expenses. Uncertainty over the outcome of our litigation with Linear Technology may cause our customers or potential customers to elect not to include our products that are the subject of this litigation into the design of their systems. Once a customer’s system designer initially chooses a competitor’s product for a particular electronic system, it becomes significantly more difficult for us to sell our products for use in that electronic system, because changing suppliers can involve significant cost, time, effort and risk for our customers. As a result, our litigation with Linear Technology or any similar future litigation may reduce both our current and future revenues. If we are unsuccessful in this case, our business and our ability to compete in foreign markets could be harmed, and we could be enjoined from selling the accused products in the United States, either directly or indirectly, which could have a material adverse impact on our revenues, financial condition, results of operations and cash flows.

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

We may choose to acquire companies, technologies, assets and personnel that are complementary to our business, including for the purpose of expanding our new product design capacity, introducing new design, market or application skills or enhancing and expanding our existing product lines. In October 2006, we acquired Analog Power Semiconductor Corporation and related assets and personnel, primarily located in Shanghai, China. In June 2008, we acquired Elite, located in Shanghai, China. Acquisitions involve numerous risks, including the following:

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

We operate a multinational business enterprise with manufacturing, administration and sales groups located in Asia, Europe and the United States. These disparate groups are connected by a private network-based enterprise resource planning system, where daily manufacturing operations and order entry functions rely on maintaining a reliable network among locations. Any failure of our computer network or our enterprise resource planning system would impede our ability to schedule orders, monitor production work in process and ship and bill our finished goods to our customers.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2008 annual meeting of stockholders was held on May 28, 2008 to consider and vote upon two matters. The first matter related to the election of two Class III director nominees, Chandramohan Subramaniam and Thomas Weatherford, to serve for a term of three years expiring on the 2011 Annual Meeting of Stockholders or in the event that the nominees become unavailable or decline to serve as a director duly elected and qualified. The votes cast and withheld for such nominees were as follows:

Name	For	Withheld
Chandramohan Subramaniam	41,119,122	156,580
Thomas Weatherford	36,837,400	4,438,302

In addition to the recently elected directors, Samuel Anderson, Jaff Lin, Thomas Redfern and Richard K. Williams continued as directors after the 2008 Annual Meeting of Stockholders.

The second matter related to the ratification of the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2008. 40,945,213 votes were cast for ratification, 327,391 votes were cast against, and there were 3,098 abstentions and no broker non-votes.

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

Dated: July 29, 2008	By:	/s/ Brian R. McDonald
Brian R. McDonald
Chief Financial Officer, Vice President of Worldwide Finance and Secretary

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.