Form 10-Q
period 2008-09-30
ADVANCED ANALOGIC TECHNOLOGIES INC
filed 2008-10-31
CIK 1104042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

There were 45,808,227 shares of the Registrant’s common stock issued and outstanding as of October 27, 2008.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares and par value)

	September 30, 2008	December 31, 2007 (*)
Assets
Current assets
Cash and cash equivalents	$80,940	$53,779
Short-term investments	29,942	60,448

Total cash, cash equivalents and short-term investments	110,882	114,227
Accounts receivable, net of allowances	14,845	14,428
Inventories	12,411	12,214
Prepaid expenses and other current assets	1,702	2,273
Notes receivable	—	2,000
Deferred income taxes	580	591

Total current assets	140,420	145,733
Property and equipment, net	5,399	4,699
Other assets	4,288	1,377
Deferred income taxes	7,260	6,815
Intangibles, net	1,357	2,127
Goodwill	16,116	15,717

Total assets	$174,840	$176,468

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,998	$7,938
Accrued liabilities	4,167	8,472
Income tax payable	248	1,367
Current portion of capital lease obligations	80	151

Total current liabilities	12,493	17,928
Long-term income tax payable	2,607	1,053
Long-term capital lease obligations	—	41
Other long-term liabilities	214	155

Total liabilities	15,314	19,177

Stockholders’ equity
Common stock, $0.001 par value—100,000,000 shares authorized; 45,808,227 and 45,355,884 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	46	45
Additional paid-in capital	172,294	166,763
Deferred stock-based compensation	(58)	(1,058)
Accumulated other comprehensive loss	(385)	(108)
Accumulated deficit	(12,371)	(8,351)

Total stockholders’ equity	159,526	157,291

Total liabilities and stockholders’ equity	$174,840	$176,468

*	Amounts as of December 31, 2007 were derived from the December 31, 2007 audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenue	$25,436	$30,600	$71,711	$77,545
Cost of revenue	12,713	14,204	35,231	35,748

Gross profit	12,723	16,396	36,480	41,797

Operating expenses:
Research and development	7,462	7,948	22,910	22,623
Sales, general and administrative	6,112	6,373	18,760	19,172
Patent litigation	243	580	987	3,657

Total operating expenses	13,817	14,901	42,657	45,452

Income (loss) from operations	(1,094)	1,495	(6,177)	(3,655)
Interest and other income (expense):
Interest income	700	1,408	2,578	4,145
Interest expense and other income (expense), net	23	(10)	55	(295)

Total interest and other income (expense), net	723	1,398	2,633	3,850

Income (loss) before income taxes	(371)	2,893	(3,544)	195
Provision for income taxes	266	316	477	1,260

Net income (loss)	$(637)	$2,577	$(4,021)	$(1,065)

Net income (loss) per share:
Basic	$(0.01)	$0.06	$(0.09)	$(0.02)
Diluted	$(0.01)	$0.05	$(0.09)	$(0.02)
Weighted average shares used in net income (loss) per share calculation:
Basic	45,781	44,827	45,654	44,584
Diluted	45,781	47,170	45,654	44,584

See accompanying notes to condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,021)	$(1,065)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,232	2,043
Stock-based compensation	5,289	5,074
In-process research and development	255	—
Cumulative effect of adoption of FIN 48	—	543
Provision for doubtful accounts	—	(6)
Excess tax benefit from share-based awards	(487)	—
(Gain) loss on disposal of property and equipment	(9)	9
Loss on liquidation of a foreign branch office	—	266
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(417)	(6,454)
Inventories	(179)	(2,268)
Prepaid expenses and other current assets	610	(190)
Other assets	93	(95)
Deferred income taxes	(254)	(2,360)
Accounts payable	154	4,648
Accrued and other liabilities	(4,144)	1,753
Income taxes payable	431	2,900

Net cash (used in) provided by operating activities	(447)	4,798

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,183)	(2,420)
Purchases of short-term investments	(30,755)	(66,791)
Proceeds from sales and maturities of short-term investments	57,949	53,607
Acquisition, net of cash acquired	(647)	—
Collection of note receivable	2,000	—
Purchase of long-term investment	(250)	—
Purchase of technology license	(100)	—
Proceeds from sale of property and equipment	14	—

Net cash provided by (used in) investing activities	26,028	(15,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	1,213	695
Excess tax benefits from share-based awards	487	—
Principal payments on capital lease obligations	(112)	(102)

Net cash provided by financing activities	1,588	593

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(8)	(89)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,161	(10,302)
CASH AND CASH EQUIVALENTS—Beginning of period	53,779	58,121

CASH AND CASH EQUIVALENTS—End of period	$80,940	$47,819

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Vesting of restricted common stock	$12	$11
Increases (decreases) in accounts payable and accrued liabilities related to property and equipment purchases	$(212)	$140
Cash paid for interest	$11	$22
Cash paid for income taxes	$289	$194

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other future period. The condensed consolidated balance sheet as of December 31, 2007 is derived from the audited consolidated financial statements as of and for the year then ended.

2. INVESTMENTS

The Company accounts for its available-for-sale investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). At September 30, 2008, the Company had investments in short-term debt instruments and auction rate securities (ARS), discussed below, which were classified as available-for-sale under SFAS No. 115. Short-term investments consist primarily of investment grade debt securities with a maturity of greater than 90 days at the time of purchase. The Company classifies certain investments with maturities greater than one year as short-term investments as it considers all investments a potential source of operating cash regardless of maturity date. The Company’s debt securities are carried at fair market value with the related unrealized gains and losses included in accumulated other comprehensive loss, which is a separate component of stockholders’ equity. As of September 30, 2008, none of the securities in which the Company invested were secured by real estate. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in “Interest income” in the Condensed Consolidated Statements of Operations.

The following is a summary of cash equivalents and investments classified as available-for-sale at the end of September 30, 2008 and December 31, 2007:

	September 30, 2008
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Money market funds	$43,909	$—	$—	$43,909
Corporate debt securities	29,438	15	(17)	29,436
U.S. government agency bonds	21,013	32	(9)	21,036
Municipal bonds	11,696	—	(36)	11,660
U.S. treasury bills	1,987	6	—	1,993
Auction rate securities	3,200	—	(498)	2,702

Total	$111,243	$53	$(560)	$110,736

Amounts included in:
Cash equivalents	$78,093	$9	$(10)	$78,092
Short-term investments	29,950	44	(52)	29,942
Other assets	3,200	—	(498)	2,702

Total	$111,243	$53	$(560)	$110,736

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Money market funds	$11,596	$—	$—	$11,596
Corporate debt securities	39,620	62	(8)	39,674
U.S. government agency bonds	46,618	86	—	46,704
Municipal bonds	1,004	—	—	1,004
Auction rate securities	7,500	—	—	7,500

Total	$106,338	$148	$(8)	$106,478

Amounts included in:
Cash equivalents	$46,022	$8	$—	$46,030
Short-term investments	60,316	140	(8)	60,448

Total	$106,338	$148	$(8)	$106,478

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) as of January 1, 2008 to measure the fair value of certain of its financial assets required to be measured on a recurring basis, including available-for-sale securities and certain equity investments. Under SFAS No. 157, based on the observability of the inputs used in the valuation techniques, the Company is required to provide information according to a fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Directly or indirectly observable market based inputs used in models or other valuation methodologies.

Level 3: Unobservable inputs that are not corroborated by market data. The inputs require significant management judgment or estimation.

Fair value measurements of financial assets on a recurring basis as of September 30, 2008 are as follows:

	Fair Value Measurements as of September 30, 2008 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Money market funds	$43,909	$—	$—	$43,909
Corporate debt securities	6,499	22,937	—	29,436
U.S. government agency bonds	21,036	—	—	21,036
Municipal bonds	11,660	—	—	11,660
U.S. treasury bills	1,993	—	—	1,993
Auction rate securities	—	—	2,702	2,702
Private equity investment	—	—	802	802

Total	$85,097	$22,937	$3,504	$111,538

Amounts included in:
Cash and cash equivalents	$57,237	$20,855	$—	$78,092
Short-term investments	27,860	2,082	—	29,942
Other assets	—	—	3,504	3,504

Total	$85,097	$22,937	$3,504	$111,538

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Auction Rate Securities	Private Equity Investment	Total
Beginning balances as of January 1, 2008	$—	$802	$802
Transfers in and/or out of Level 3	3,200	—	3,200
Unrealized losses included in accumulated other comprehensive loss, pre-tax	(376)	—	(376)

Ending balances as of March 31, 2008	2,824	802	3,626
Unrealized losses included in accumulated other comprehensive loss, pre-tax	(201)	—	(201)

Ending balances as of June 30, 2008	2,623	802	3,425
Unrealized gains included in accumulated other comprehensive loss, pre-tax	79	—	79

Ending balances as of September 30, 2008	$2,702	$802	$3,504

Auction Rate Securities

As of September 30, 2008, the Company had approximately $2.7 million of ARS, the fair value of which has been measured using Level 3 inputs. These ARS are collateralized largely with Federal Family Education Loan Program student loans. The monthly auctions historically provided a liquid market for these securities. The three ARS in the Company’s portfolio had successful auctions until January 2008 and as such, their fair value would have been measured using Level 1 inputs at January 1, 2008. However, since February 2008, there has not been a successful auction in that there were insufficient buyers for these ARS. Therefore the Company transferred the ARS from the Level 1 to the Level 3 category in the first quarter of 2008.

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of September 30, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, and estimates for the amount of cash flows and expected holding periods of the ARS. These inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the ARS, including assumptions about risk, developed based on the best information available in the circumstances.

Based on this assessment of fair value, during the third quarter of 2008, the Company determined there was an increase in the fair value of its ARS investments of approximately $0.1 million resulting in a year-to-date impairment loss of approximately $0.5 million pre-tax, which was deemed temporary as the Company has the ability and intent to hold these ARS investments until a recovery of value or until maturity (ranging from 2025 to 2046). As of September 30, 2008, the entire ARS investment balance was included in long-term other assets on its condensed consolidated balance sheet as the Company believes that it will take longer than one year for its investments in ARS to recover to par value.

In October 2008, one of the Company’s external cash managers received an offer to participate in an auction rate securities rights offering from UBS to sell up to $1.2 million of the Company’s eligible auction rate securities commencing in June 2010. The offer gives the Company’s external cash manager the right but not the obligation to sell these securities at par to UBS. In addition, accepting this offer will allow the Company’s external cash manager on behalf of the Company to participate in no net cost loans to UBS affiliates to borrow money prior to June 2010. The auction rate securities rights offering from UBS expires on November 14, 2008 and requires a release of claims in favor of UBS. The Company is in the process of evaluating the offer and its potential financial statement impact.

Private Equity Investment

In addition to the ARS, the Company also holds an equity investment in a non-publicly traded company of $0.8 million that is included in long-term other assets. This investment is accounted for under the cost method and evaluated for other-than-temporary impairment at each reporting period. During the quarter ended September 30, 2008, the Company did not recognize an impairment on this investment as no indicators suggesting a potential reduction in value existed.

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

The following table summarizes stock-based compensation expense related to stock options, including the amortization of the intrinsic value under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” for pre-April 4, 2005 options, for the three and nine months ended September 30, 2008 and September 30, 2007, which was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of operations classifications	2008	2007	2008	2007
	(in thousands)
Cost of revenue	$110	$78	$282	$209
Research and development	886	758	2,449	2,031
Sales, general and administrative	664	781	2,558	2,834

Total stock-based compensation expense	$1,660	$1,617	$5,289	$5,074

The related tax effect for stock-based compensation expense for the three and nine months ended September 30, 2008 was approximately $0.2 million and $0.7 million, respectively, and approximately $0.3 million and $1.1 million for the three and nine months ended September 30, 2007, respectively. The related tax effect was determined using the applicable tax rates in jurisdictions to which this expense relates.

For options granted subsequent to January 1, 2006, the Company estimates expected volatility based on a combination of historical and market-based implied volatility in accordance with guidance in SFAS No. 123(R) and SEC Topic 14, “Share-Based Payment (SAB 107)”. The Company determined that a combination of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. Starting from the fourth quarter of 2006, due to the lack of historical data, the Company derives the expected term assumption based on the Company and its peer group’s weighted average vesting period combined with the post-vesting holding period. Prior to the fourth quarter of 2006, the Company used the simplified method to calculate the expected term for its options, as allowed by SAB 107. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The Company has never declared or paid any cash dividends on common stock, and it does not anticipate paying any cash dividends in the foreseeable future.

The following table includes the weighted average assumptions utilized for purposes of calculating the valuation of the Company’s stock option grants for the three and nine months ended September 30, 2008 and September 30, 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Volatility	48%	50%	49%	49%
Expected option term (in years)	4.04	4.07	4.04	4.15
Expected annual dividend yield	0%	0%	0%	0%
Risk free interest rate	3.04%	4.10%	2.94%	4.57%

4. NET INCOME (LOSS) PER SHARE

The Company calculates net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under SFAS No. 128, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period excluding shares subject to repurchase. Diluted net income per common share reflects the effects of potentially dilutive securities, which consist of common stock options and warrants outstanding and restricted common stock subject to repurchase, using the treasury stock method unless their inclusion would be anti-dilutive. Basic and diluted net loss per share are the same for the three and nine months ended September 30, 2008 and for the nine months ended September 30, 2007 due to the Company incurring losses in those periods.

A reconciliation of shares used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Weighted average common shares outstanding	45,802	44,899	45,677	44,659
Weighted average shares subject to repurchase	(21)	(72)	(23)	(75)

Shares used to calculate basic net loss per share	45,781	44,827	45,654	44,584

Effect of dilutive securities:
Common stock warrants	—	8	—	—
Common stock options	—	2,263	—	—
Weighted average shares subject to repurchase	—	72	—	—

Dilutive potential common stock	—	2,343	—	—

Weighted average common shares outstanding, assuming dilution	45,781	47,170	45,654	44,584

The Company excluded 8.1 million potentially dilutive common shares from the computation of diluted net loss per share for the three and nine months ended September 30, 2008, and 6.4 million potentially dilutive common shares from the computation of net loss per share for the nine months ended September 30, 2007, as their effect would have been antidilutive given the net loss incurred in these periods. For the three months ended September 30, 2007, the Company excluded 2.8 million potentially dilutive common shares from the calculation of net income per share as their effect would have been antidilutive.

5. OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net loss, as reported	$(637)	$2,577	$(4,021)	$(1,065)
Changes in cumulative translation adjustment	(42)	17	153	235
Changes in unrealized gains /losses on investments, net of taxes	(22)	71	(430)	56

Total other comprehensive loss	$(701)	$2,665	$(4,298)	$(774)

The changes in unrealized gains or losses on investments during the three months ended September 30, 2008 included a $0.1 million unrealized gain on the Company’s auction rate securities, net of taxes. The changes in unrealized gains or losses on investments during the nine months ended September 30, 2008 included a $0.3 million unrealized loss on the Company’s auction rate securities, net of taxes. See Note 2 for further disclosure regarding the Company’s auction rate securities.

The changes in cumulative translation adjustment during the first nine months of 2007 included a write-off of $0.3 million cumulative translation adjustment loss as a result of the liquidation of the Company’s Sweden branch office.

6. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

	September 30, 2008	December 31, 2007
	(in thousands)
Work in process	$8,533	$7,876
Finished goods	3,878	4,338

Total inventories	$12,411	$12,214

Computers and software	$5,419	$4,733
Office and test equipment	6,474	5,744
Leasehold improvements	1,471	1,101

Gross property and equipment	13,364	11,578
Accumulated depreciation and amortization	(7,965)	(6,879)

Total property and equipment, net	$5,399	$4,699

Accrued payroll and benefits	$1,912	$6,049
Deferred revenue	112	219
Accrued legal and accounting services	772	621
Warranty reserve	83	101
Accrued payables and other	1,288	1,482

Total accrued liabilities	$4,167	$8,472

7. GOODWILL AND INTANGIBLE ASSETS

In October 2006, the Company acquired Analog Power Semiconductor Corporation (“AP Semi”). The purchase consideration was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date under SFAS No. 141, “Business Combinations.”

In June 2008, the Company acquired Elite Micro Devices, Inc. (“Elite”), a privately held, Shanghai, China-based audio company for approximately $1.0 million in cash. The Company recorded nontax deductible goodwill of $0.4 million associated with this acquisition that was accounted for as a business combination under SFAS No. 141. The Company also wrote off $0.3 million of in-process research and development as a result of this acquisition. The Company did not record any intangible assets as a result of the Elite acquisition.

As of September 30, 2008, the Company’s goodwill balance was $16.1 million. The Company performed a goodwill impairment analysis as of September 30, 2008 pursuant to the steps and requirements under SFAS No. 142 and determined that the goodwill is not impaired.

The following table summarizes intangible assets as of September 30, 2008 and December 31, 2007, respectively, (in thousands):

	Intangible Assets, Gross		Accumulated Amortization		Intangible Assets, Net
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
Core technology	$2,900	$2,900	$(1,855)	$(1,129)	$1,045	$1,771
Customer relationships	580	580	(368)	(224)	212	356
Technology license	100	—	—	—	100	—

Total	$3,580	$3,480	$(2,223)	$(1,353)	$1,357	$2,127

Amortization expense for the three and nine months ended September 30, 2008 was $0.3 million and $0.9 million, respectively. Amortization expense for the three and nine months ended September 30, 2007 was $0.3 million and $0.9 million, respectively. Estimated future amortization expense for the remainder of 2008, 2009, and thereafter is $0.3 million, $1.0 million, and $0.1 million, respectively.

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

The following is a summary of net revenue by geographic region based on the location to which the product is shipped:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
South Korea	$16,376	$15,467	$44,783	$39,854
China	3,830	8,571	10,775	22,224
Taiwan	3,981	5,206	11,476	11,745
Europe	553	635	1,678	1,665
North America (principally United States)	315	607	1,240	1,743
Japan	381	114	1,759	314

Total	$25,436	$30,600	$71,711	$77,545

The following table summarizes net revenue and accounts receivable for customers who accounted for 10% or more of accounts receivable or net revenue, respectively:

	Accounts Receivable as of		Net Revenue Three Months Ended September 30,		Net Revenue Nine Months Ended September 30,
	September 30,	December 31,
	2008	2007	2008	2007	2008	2007
Customer
A	34%	17%	26%	—	19%	11%
B	23%	17%	21%	22%	26%	22%
C	12%	—	12%	—	10%	—
D	10%	—	11%	—	10%	—

9. INCOME TAXES

The Company recorded a tax provision of approximately $0.3 million and $0.5 million for the three and nine months ended September 30, 2008, respectively. The Company recorded a tax provision of approximately $0.3 million and $1.3 million for the three and nine months ended September 30, 2007, respectively. The decrease in the Company’s tax provision from prior year is primarily due to a decrease in projected pre-tax income and nondeductible stock-based compensation.

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, the Company determines deferred tax assets and liabilities based upon the differences between the financial statement and tax bases of the Company’s assets and liabilities using tax rates in effect for the year in which the Company expects the differences to affect taxable income. The Company adopted SFAS No. 123(R) as of January 1, 2006, and, as a result, incurred significant stock-based compensation expense. The Company’s stock-based compensation expense also includes amounts related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of the provision for income taxes in the quarter when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously expensed stock compensation. During the three months ended September 30, 2008 and 2007, the provision for income taxes was reduced by less than $0.1 million as a result of disqualifying dispositions. During the nine months ended September 30, 2008 and 2007, the provision for income taxes was reduced by less than $0.1 million and $0.1 million, respectively, as a result of disqualifying dispositions.

During the nine months ended September 30, 2008, the Company increased its total amount of unrecognized tax benefits as calculated under FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” by approximately $0.8 million, including an accrual of interest and penalties of less than $0.1 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

The Company is subject to taxation in the United States and various foreign jurisdictions. The Company is currently under examination by the Internal Revenue Service for the 2005 and 2006 tax years. As of September 30, 2008, no audit adjustments have been made. Currently, the Company cannot estimate the range of reasonably possible changes in unrecognized tax benefits in the next 12 months.

10. LEGAL PROCEEDINGS

In May 2003, the Company received a letter from Linear Technology Corporation (“Linear Technology”) alleging that certain of its charge pump products infringed United States Patent No. 6,411,531 (‘531 Patent) owned by Linear Technology. In August 2004, the Company received a letter from Linear Technology alleging that certain of its switching regulator products infringed United States Patent Nos. 5,481,178, 6,304,066 and 6,580,258 (‘258 Patent). In response to these letters, the Company contacted Linear Technology to convey its good faith belief that it does not infringe the patents in question. Subsequently, the Company became aware of a marketing campaign conducted by Linear Technology in which it sought to disrupt the Company’s business relationships and sales by suggesting to the Company’s customers that its products infringe the same U.S. patents mentioned in its two letters to the Company. As a result, in February 2006, the Company initiated a lawsuit against Linear Technology for unfair business practices, interference with existing and prospective customers and trade libel, as well as a declaration of patent invalidity and non-infringement. This case is currently stayed pending the outcome of the United States International Trade Commission (“USITC”) investigation described in the following paragraphs.

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

In a Final Determination issued September 24, 2007, the USITC left unchanged its earlier initial determination that the Company’s charge pumps do not violate Section 337 of the Tariff Act because they do not infringe any valid claim of ‘531 Patent owned by Linear Technology.

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

Linear Technology has appealed portions of the Final Determination to the United States Court of Appeals for the Federal Circuit. This appeal is bifurcated into separate charge pump and switching regulator portions. On August 28, 2008 the Court of Appeals issued a ruling on the charge pump portion and upheld the invalidity of the ‘531 Patent. The Company believes that this ends the unsuccessful attempt by Linear Technology to assert its ‘531 Patent against the Company at the International Trade Commission. The separate appeal for the switching regulator portion remains pending at the United States Court of Appeals for the Federal Circuit.

On October 1, 2008, the USITC served notice that it will begin a formal enforcement proceeding for the limited exclusion order originally issued on September 24, 2007. The enforcement proceeding has been undertaken at the request of Linear Technology which has alleged that the Company has violated the limited exclusion order by importing certain switching regulator products. The Company believes that these allegations are not based in fact and that none of its products infringe the Linear Technology patents in question. The Company’s domestic sales of these products have been minimal to date and the Company expects domestic sales of these products to be minimal in future periods. However, whether or not the Company prevails in this proceeding, the Company expects to incur significant legal expenses.

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

12. SUBSEQUENT EVENTS

On October 9, 2008, the Company accepted for exchange from eligible employees (excluding directors, consultants, and all executives), options to purchase an aggregate of approximately 1.8 million shares of the Company’s common stock, pursuant to a stock option exchange program (the “Exchange Offer”), giving them the right to tender outstanding stock options that were granted between February 1, 2007 and July 1, 2008 (the “Old Options”). The Old Options were cancelled as of October 9, 2008. The Company granted new options to purchase an equal number of shares of its common stock with an exercise price equal to the fair market value of the Company’s common stock on October 9, 2008, which was $3.08 per share, in exchange for the options cancelled in connection with the offer. These new options vest over four years at the rate of 25 percent after one year starting on October 9, 2008 and 6.25 percent every three months thereafter. The Company calculated incremental compensation costs related to the Exchange Offer as required by SFAS No. 123(R), which together with the unamortized costs related to the Old Options, will be amortized over the vesting period of the new options.

The Company performed its annual goodwill impairment analysis as of September 30, 2008 pursuant to the steps and requirements of SFAS No. 142 and determined that its $16.1 million goodwill balance was not impaired. SFAS No. 142 requires the Company to perform a goodwill impairment test whenever events or circumstances indicate the carrying value may not be recoverable. Due to the current economic environment, the Company’s operating results, and the sustained decline in its market valuation subsequent to September 30, 2008, if such market declines continue or worsen, the Company will perform an interim goodwill impairment test during the fourth quarter ended December 31, 2008. As a result of the interim goodwill impairment test, the Company may determine that a non-cash impairment charge is required. A goodwill impairment charge, if any, may have a significant negative impact on the Company’s results of operations for the fourth quarter ended December 31, 2008.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law. A provision in this legislation provided for the extension of the research and development tax credit for qualifying expenditures paid or incurred from January 1, 2008 through December 31, 2009. As a result of this new legislation, the Company expects to generate federal research and development tax credits for the year ended December 31, 2008 resulting in additional tax credit carryovers. For the quarter and year ended December 31, 2008, the Company expects to record the full year tax benefit of this credit, which will be approximately $460,000 of tax credit.

On October 29, 2008, the Company’s board of directors authorized a program to repurchase shares of the Company’s outstanding common stock. Under the stock repurchase program, the Company is authorized to use up to $30 million to repurchase its outstanding common stock. The Company may repurchase shares in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend upon market conditions and other factors, in accordance with Securities and Exchange Commission requirements.

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

Our net revenue in the third quarter of 2008 decreased 17 percent compared to the third quarter of 2007 primarily as a result of a decrease in market demand primarily in China and Taiwan. Gross margin in the third quarter of 2008 decreased to 50% compared to 54% in the third quarter of 2007 primarily due to the impact of a higher excess inventory charge in the third quarter of 2008.

Cash, cash equivalents and short term investments as of September 30, 2008 decreased by $3 million to $111 million compared to December 31, 2007, due to reclassification of approximately $3 million of auction rate securities from short-term investments to long-term other assets and approximately $1 million used to purchase Elite Micro Devices, Inc. (“Elite”). We continue to be debt free as of September 30, 2008.

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

Management believes that there have been no significant changes during the three and nine months ended September 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

The following table sets forth our unaudited historical operating results, in dollar amounts and as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	(in thousands, except percentages)
Net revenue	$25,436	100.0%	$30,600	100.0%	$71,711	100.0%	$77,545	100.0%
Cost of revenue	12,713	50.0	14,204	46.4	35,231	49.1	35,748	46.1

Gross profit	12,723	50.0	16,396	53.6	36,480	50.9	41,797	53.9
Operating expenses:
Research and development	7,462	29.3	7,948	26.0	22,910	31.9	22,623	29.2
Sales, general and administrative	6,112	24.0	6,373	20.8	18,760	26.2	19,172	24.7
Patent litigation	243	1.0	580	1.9	987	1.4	3,657	4.7

Total operating expenses	13,817	54.3	14,901	48.7	42,657	59.5	45,452	58.6

Income (loss) from operations	(1,094)	(4.3)	1,495	4.9	(6,177)	(8.6)	(3,655)	(4.7)
Interest and other income (expense):
Interest income	700	2.8	1,408	4.6	2,578	3.6	4,145	5.3
Interest expense and other income (expense), net	23	0.1	(10)	(0.0)	55	0.1	(295)	(0.4)

Total interest and other income (expense), net	723	2.9	1,398	4.6	2,633	3.7	3,850	4.9

Income (loss) before income taxes	(371)	(1.5)	2,893	9.5	(3,544)	(4.9)	195	0.2
Provision for income taxes	266	1.0	316	1.0	477	0.7	1,260	1.6

Net income (loss)	$(637)	(2.5)%	$2,577	8.5%	$(4,021)	(5.6)%	$(1,065)	(1.4)%

Comparison of Three and Nine Months ended September 30, 2008 and September 30, 2007

Revenues

The following table illustrates our net revenue by principal product families:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Amount	Percent of net revenue	Amount	Percent of net revenue	Amount	Percent of net revenue	Amount	Percent of net revenue
	(dollar amounts in thousands)
Display and Lighting Solutions	$15,498	61%	$17,857	58%	$42,975	60%	$45,035	58%
Voltage Regulation and DC/DC Conversion	4,386	17%	5,847	19%	13,600	19%	13,850	18%
Interface and Power Management	4,492	18%	6,228	21%	13,127	18%	17,082	22%
Battery Management	1,060	4%	668	2%	2,009	3%	1,578	2%

Total	$25,436	100%	$30,600	100%	$71,711	100%	$77,545	100%

Our net revenue for the third quarter of 2008 as compared to the third quarter of 2007 decreased by $5.2 million, or 17%. This decrease reflected lower sales of all our product families except for Battery Management, as a result of decreased demand. Total unit shipments in the third quarter of 2008 decreased 20% compared to the third quarter of 2007 while the average selling prices increased by approximately 4%.

Our net revenue for the first nine months of 2008 as compared to the first nine months of 2007 decreased by $5.8 million, or 8%. This decrease reflected a $4.0 million decrease in sales of our Interface and Power Management product family and a $2.1 million decrease in sales of our Display and Lighting Solutions product family, partially offset by an increase in sales of our Battery Management product family. Total unit shipments in the first nine months of 2008 decreased 7% compared to the first nine months of 2007, while average selling prices remained relatively unchanged.

Geographically, sales in China and Taiwan decreased primarily due to lower shipments to our major distributors as a result of lower demand. Sales in Korea for first nine months of 2008 increased compared to the first nine months of 2007 due to higher sales to two major customers and sales in China decreased due to lower shipments to our distributors as a result of lower demand.

Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Increase (Decrease)		2008	2007	Increase (Decrease)
	(in thousands, except percentages)
Net revenue	$25,436	$30,600	$(5,164)	(17%)	$71,711	$77,545	$(5,834)	(8%)
Cost of revenue	12,713	14,204	(1,491)	(10%)	35,231	35,748	(517)	(1%)

Gross profit	$12,723	$16,396			$36,480	$41,797

Gross profit margin percentage	50.0%	53.6%	(3.6%)		50.9%	53.9%	(3.0%)

Our gross margin was 50% for the third quarter of 2008, compared to 54% for the third quarter of 2007. This decrease was primarily due to a 3% unfavorable impact from higher excess inventory charges resulting from lower demand for our products than anticipated, as described below.

Our gross margin was 51% for the first nine months of 2008, compared to 54% for the first nine months of 2007. This decrease was primarily due to an approximate 2% unfavorable impact due to higher excess inventory charges resulting from lower demand for our products than anticipated, as described below, and an approximate 1% unfavorable impact from a change in product mix.

During the third quarter of 2008, our gross inventory write-down was approximately $1.0 million, partially offset by the sale of $0.5 million of previously written down inventory. During the first nine months of 2008, our gross inventory write-down was approximately $3.0 million, partially offset by the sale of $1.2 million of previously written down inventory. During the third quarter of 2007, our gross inventory write-down was approximately $0.7 million, offset by the sale of $1.2 million of previously written down inventory. During the first nine months of 2007, our gross inventory write-down was approximately $3.3 million, offset by the sale of $3.1 million of previously written down inventory. The net effect of inventory write-down on our gross margin contributed to an unfavorable 3% decrease to our gross margin during the third quarter of 2008 relative to the third quarter of 2007 and an unfavorable 2% decrease to our gross margin during the first nine months of 2008 relative to the first nine months of 2007.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Increase (Decrease)		2008	2007	Increase (Decrease)
	(in thousands, except percentages)
Research and development	$7,462	$7,948	$(486)	(6.1%)	$22,910	$22,623	$287	1.3%
Percentage of net revenue	29.3%	26.0%	3.3%		31.9%	29.2%	2.7%

Research and development expenses for the third quarter of 2008 decreased by $0.5 million as compared to the third quarter of 2007 primarily due to a $0.4 million reduction in payroll and benefit related expenses.

Research and development expenses for the first nine months of 2008 increased by $0.3 million as compared to the first nine months of 2007 primarily due a $0.4 million increase in stock-based compensation expense.

Sales, General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Increase (Decrease)		2008	2007	Increase (Decrease)
	(in thousands, except percentages)
Sales, general and administrative	$6,112	$6,373	$(261)	(4%)	$18,760	$19,172	$(412)	(2%)
Percentage of net revenue	24.0%	20.8%	3.2%		26.2%	24.7%	1.5%

Sales, general and administrative expenses for the third quarter of 2008 decreased by $0.3 million as compared to the third quarter of 2007 primarily due to a $0.6 million decrease in payroll and benefit related expenses, partially offset by a $0.3 million increase in professional service expenses.

Sales, general and administrative expenses for the first nine months of 2008 decreased by $0.4 million as compared to the first nine months of 2007 primarily due to a $0.6 million decrease in payroll and benefit related expenses and a $0.3 million decrease in stock-based compensation expense, partially offset by a $0.3 million increase in office supplies expense and a $0.2 million increase in travel expense.

Patent Litigation

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Increase (Decrease)		2008	2007	Increase (Decrease)
	(in thousands, except percentages)
Patent litigation	$243	$580	$(337)	(58%)	$987	$3,657	$(2,670)	(73%)
Percentage of net revenue	1.0%	1.9%	(0.9%)		1.4%	4.7%	(3.3%)

Litigation expenses were significantly lower for the third quarter of 2008 and the first nine months of 2008 as compared to the third quarter of 2007 and the first nine months of 2007, respectively, due to lower level of activity related to the patent infringement case. We believe that we will continue to incur significant litigation expenses for the remainder of 2008 and future years. For a description of our litigation, please see Part II, Item 1 - Legal Proceedings- for further details.

Interest Income

Interest income from investments of approximately $0.7 million in the third quarter of 2008 decreased $0.7 million compared to the third quarter of 2007 due to significantly lower average interest rates.

Interest income from investments of approximately $2.6 million in the first nine months of 2008 decreased $1.5 million compared to the first nine months of 2007 due to significantly lower average interest rates.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was approximately zero in the third quarter of 2008, the third quarter of 2007 and the first nine months of 2008.

Interest and other expense was approximately $0.3 million in the first nine months of 2007 primarily as a result of a $0.3 million write-off of cumulative translation adjustment loss as a result of the liquidation of our Sweden branch office during the first quarter of 2007.

Provision for Income Taxes

We recorded a tax provision of approximately $0.3 million and $0.5 million for the three and nine months ended September 30, 2008, respectively. We recorded a tax provision of approximately $0.3 million and $1.3 million for the three and nine months ended September 30, 2007, respectively. The decrease in our tax provision from prior year is primarily due to a decrease in projected pre-tax income and nondeductible stock-based compensation.

We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, we determine deferred tax assets and liabilities based upon the differences between the financial statement and tax bases of our assets and liabilities using tax rates in effect for the year in which we expect the differences to affect taxable income. We adopted SFAS No. 123(R) as of January 1, 2006, and, as a result, incurred significant stock-based compensation expense. Our stock-based compensation expense also includes amounts related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of the provision for income taxes in the quarter when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously expensed stock compensation. During the three months ended September 30, 2008 and 2007, the provision for income taxes was reduced by less than $0.1 million, as a result of disqualifying dispositions. During the nine months ended September 30, 2008 and 2007, the provision for income taxes was reduced by less than $0.1 million and $0.1 million, respectively, as a result of disqualifying dispositions.

During the nine months ended September 30, 2008, we increased the total amount of unrecognized tax benefits as calculated under FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” by approximately $0.8 million, including an accrual of interest and penalties of less than $0.1 million. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.

We are subject to taxation in the United States and various foreign jurisdictions. We are currently under examination by the Internal Revenue Service for the 2005 and 2006 tax years. As of September 30, 2008, no audit adjustments have been made. Currently, we cannot estimate the range of reasonably possible changes in unrecognized tax benefits in the next 12 months.

Subsequent Events

On October 9, 2008, we accepted for exchange from eligible employees (excluding directors, consultants, and all executives), options to purchase an aggregate of approximately 1.8 million shares of our common stock, pursuant to a stock option exchange program (the “Exchange Offer”), giving them the right to tender outstanding stock options that were granted between February 1, 2007 and July 1, 2008 (the “Old Options”). The Old Options were cancelled as of October 9, 2008. We granted new options to purchase an equal number of shares of our common stock with an exercise price equal to the fair market value of our common stock on October 9, 2008, which was $3.08 per share, in exchange for the options cancelled in connection with the offer. These new options vest over four years at the rate of 25 percent after one year starting on October 9, 2008 and 6.25 percent every three months thereafter. We calculated incremental compensation costs related to the Exchange Offer as required by SFAS No. 123(R), which together with the unamortized costs related to the Old Options, will be amortized over the vesting period of the new options.

We performed our annual goodwill impairment analysis as of September 30, 2008 pursuant to the steps and requirements of SFAS No. 142 and determined that our $16.1 million goodwill balance was not impaired. SFAS No. 142 requires us to perform a goodwill impairment test whenever events or circumstances indicate the carrying value may not be recoverable. Due to the current economic environment, our operating results, and because we have experienced a sustained decline in our market valuation subsequent to September 30, 2008, if such market declines continue or worsen, we will perform an interim goodwill impairment test during the fourth quarter ended December 31, 2008. As a result of the interim goodwill impairment test, we may determine that a non-cash impairment charge is required. A goodwill impairment charge, if any, may have a significant negative impact on our results for the fourth quarter ended December 31, 2008.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law. A provision in this legislation provided for the extension of the research and development tax credit for qualifying expenditures paid or incurred from January 1, 2008 through December 31, 2009. As a result of this new legislation, we expect to generate federal research and development tax credits for the year ended December 31, 2008 resulting in additional tax credit carryovers. For the quarter and year ended December 31, 2008, we expect to record the full year tax benefit of this credit, which will be approximately $460,000 of tax credit.

On October 29, 2008, our board of directors authorized a program to repurchase shares of our outstanding common stock. Under the stock repurchase program, we are authorized to use up to $30 million to repurchase its outstanding common stock. We may repurchase shares in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend upon market conditions and other factors, in accordance with Securities and Exchange Commission requirements.

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

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2008	2007	Increase (Decrease)
	(in thousands, except percentages)
Net cash (used in) provided by operating activities	$(447)	$4,798	$(5,245)	(109%)
Net cash provided by (used in) investing activities	26,028	(15,604)	41,632	(267%)
Net cash provided by financing activities	1,588	593	995	168%
Effect of exchange rate changes on cash and cash equivalents	(8)	(89)	81	(91%)

Net increase (decrease) in cash and cash equivalents	$27,161	$(10,302)	$37,463

Net Cash (Used in) Provided by Operating Activities

Cash used in operating activities was $0.4 million for the nine months ended September 30, 2008 primarily due to a net loss of $4.0 million, adjusted for non-cash items including $5.3 million of stock-based compensation expense and $2.2 million of depreciation and amortization, and a $4.1 million decrease in accrued and other liabilities. Accrued and other liabilities decreased by $4.1 million as we paid out 2007 bonuses during the first quarter of 2008.

Net cash provided by operating activities was $4.8 million for the nine months ended September 30, 2007. Net loss of $1.1 million was adjusted for non-cash charges consisting primarily of $2.0 million of depreciation and amortization expense and $5.1 million of stock-based compensation expense. Amortization expense included $0.9 million related to the AP Semi acquisition. Accounts payable and accrued liabilities increased $6.4 million due to the increased purchases of materials and services to meet expected demand. Inventory increased $2.3 million as a result of anticipated sales during the remainder of 2007. Accounts receivable increased $6.5 million due to higher revenue during the period.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $26.0 million in the nine months ended September 30, 2008, primarily as a result of a net cash inflow of $27.1 million from sales, maturities and purchases of our short-term investments. In the first quarter of 2008, we modified our investment policy to place greater emphasis on more liquid securities. The net cash increase provided by investing activities reflects that policy change. The net cash inflow from investing activities also included a $2.0 million cash inflow from the receipt of a note receivable, partially offset by $2.2 million used to purchase testing and other equipment and to invest in office leasehold improvements as well as $0.6 million, net of cash acquired, used to acquire Elite during the first nine months of 2008.

In June 2008, we acquired Elite, a privately held, Shanghai, China-based audio company for approximately $1.0 million in cash. Elite’s high performance Class D audio amplifier and CODEC products are designed for audio amplification and audio processing in handsets, personal media players, Bluetooth hands-free car kits and high definition televisions. We recorded goodwill of $0.4 million associated with this acquisition. We did not record any intangible assets as a result of the Elite acquisition.

Net cash used in investing activities was $15.6 million in the nine months ended September 30, 2007, primarily as a result of a net cash outflow of $13.2 million from purchases and maturities of our short-term investments and $2.4 million used to purchase testing and other equipment and to support our internal infrastructure growth.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.6 million in the nine months ended September 30, 2008, primarily from net proceeds of $1.2 million from exercises of common stock options and $0.5 million of excess tax benefit from employee stock-based compensation, offset by $0.1 million used to pay our capital lease obligations.

Net cash provided by financing activities was $0.6 million in the nine months ended September 30, 2007, primarily as a result of $0.7 million net proceeds from exercises of common stock options, offset by $0.1 million used to pay our capital lease obligations.

Liquidity

Our cash, cash equivalents and short term investments were $110.9 million as of September 30, 2008 and $114.2 million as of December 31, 2007.

At September 30, 2008, we also had approximately $2.7 million of auction rate securities (“ARS”) which were illiquid. We classified these securities as long-term other assets because of our inability to determine when these ARS would recover to par value. In addition, we have recorded approximately $0.5 million of pre-tax unrealized impairment losses to-date because the fair value of these ARS measured using Level 3 inputs under the requirements of SFAS No. 157 is below the carrying value. We recorded this unrealized loss as a component of other comprehensive loss because the impairment was deemed temporary as of September 30, 2008. We have the ability and intent to hold these ARS until a recovery of value or until maturity (ranging from 2025 to 2046) because not having access to these funds does not have any significant impact on our current or anticipated liquidity needs.

In October 2008, one of our external cash managers received an offer to participate in an auction rate securities rights offering from UBS to sell up to $1.2 million of our eligible auction rate securities commencing in June 2010. The offer gives our external cash manager the right but not the obligation to sell these securities at par to UBS. In addition, accepting this offer will allow our external cash manager on behalf of us to participate in no net cost loans to UBS affiliates to borrow money prior to June 2010. The auction rate securities rights offering from UBS expires on November 14, 2008 and requires a release of claims in favor of UBS. We are in the process of evaluating the offer and its potential financial statement impact.

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

Contractual Obligations

The following table describes our principal contractual cash obligations as of September 30, 2008:

	Total	Remaining 2008	2009	2010	2011	2012	2013 and beyond
	(in thousands)
Obligations under capital leases	$80	$39	$41	$—	$—	$—	$—
Operating leases	5,958	446	1,554	1,094	553	568	1,743
Purchase commitments (1)	5,332	4,150	788	394	—	—	—

Total contractual obligations	$11,370	$4,635	$2,383	$1,488	$553	$568	$1,743

(1)	Purchase commitments consist primarily of our commitment to purchase wafers and technology licenses.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2008, we had cash and cash equivalents totaling $80.9 million, compared to $53.8 million at December 31, 2007. At September 30, 2008, we had $29.9 million in short-term investments as compared to $60.4 million at December 31, 2007. Cash equivalents have an original or remaining maturity when purchased of 90 days or less; short-term investments generally have an original or remaining maturity when purchased of greater than 90 days. The increase in cash and cash equivalent balances and the decrease in short-term investments reflected our change in investment policy as a result of the recent liquidity crisis. Our investment policy now places greater emphasis on instruments with more liquidity.

The taxable equivalent interest rates for the three and nine months ended September 30, 2008, on those cash equivalents and short-term investments average approximately 2.4% and 3.0%, respectively. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. While none of the securities in which we invested are secured by real estate, these securities may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and treasury notes.

A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at September 30, 2008 would cause the fair value of these investments to decrease by an immaterial amount, which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income. Based upon our analysis the fair values did not change materially as our investments are of short duration.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of September 30, 2008, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2008 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In May 2003, we received a letter from Linear Technology Corporation (“Linear Technology”) alleging that certain of our charge pump products infringed United States Patent No. 6,411,531 (‘531 Patent) owned by Linear Technology. In August 2004, we received a letter from Linear Technology alleging that certain of our switching regulator products infringed United States Patent Nos. 5,481,178, 6,304,066 and 6,580,258 (‘258 Patent). In response to these letters, we contacted Linear Technology to convey our good faith belief that we do not infringe the patents in question. Subsequently, we became aware of a marketing campaign conducted by Linear Technology in which it sought to disrupt our business relationships and sales by suggesting to our customers that our products infringe the same U.S. patents mentioned in its two letters to us. As a result, in February 2006, we initiated a lawsuit against Linear Technology for unfair business practices, interference with existing and prospective customers and trade libel, as well as a declaration of patent invalidity and non-infringement. This case is currently stayed pending the outcome of the United States International Trade Commission (“USITC”) investigation described in the following paragraphs.

In March 2006, the USITC responded to a complaint filed by Linear Technology by initiating an investigation under Section 337 of the Tariff Act to determine if certain of our products infringe certain patents owned by Linear Technology. The accused products include charge pumps and switching regulators and are similar to the products involved in our lawsuit with Linear Technology.

In a Final Determination issued September 24, 2007, the USITC left unchanged its earlier initial determination that our charge pumps do not violate Section 337 of the Tariff Act because they do not infringe any valid claim of ‘531 Patent owned by Linear Technology.

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

Linear Technology has appealed portions of the Final Determination to the United States Court of Appeals for the Federal Circuit. This appeal is bifurcated into separate charge pump and switching regulator portions. On August 28, 2008 the Court of Appeals issued a ruling on the charge pump portion and upheld the invalidity of the ‘531 Patent. We believe that this ends the unsuccessful attempt by Linear Technology to assert its ‘531 Patent against us at the International Trade Commission. The separate appeal for the switching regulator portion remains pending at the United States Court of Appeals for the Federal Circuit.

On October 1, 2008, the USITC served notice that it will begin a formal enforcement proceeding for the limited exclusion order originally issued on September 24, 2007. The enforcement proceeding has been undertaken at the request of Linear Technology which has alleged that we have violated the limited exclusion order by importing certain switching regulator products. We believe that these allegations are not based in fact and that none of our products infringe the Linear Technology patents in question. Our domestic sales of these products have been minimal to date and we expect domestic sales of these products to be minimal in future periods. However, whether or not we prevail in this proceeding, we expect to incur significant legal expenses.

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

We receive a substantial portion of our revenues from two of our OEM customers, Samsung of South Korea and LG Electronics Inc. of South Korea, as well as from a few of our distributors, such as ChiefTech Electronics Ltd. of China. We received an aggregate of approximately 26% and 21% of our revenue from Samsung and LG Electronics in the third quarter of 2008 and 8% and 22% in the third quarter of 2007, respectively. In addition, we sell to a number of Samsung’s contract manufacturers. Total sales to Samsung and its contract manufacturers represented 41% and 25% of our net revenue for the third quarter of 2008 and 2007, respectively. We anticipate that we will continue to be dependent on these customers for a significant portion of our revenue in the immediate future; however, we do not have long-term contractual purchase commitments from them, and we cannot assure you that they will continue to be our customers.

We received an aggregate of approximately 86% of our revenues from our ten largest customers in both the third quarter of 2008 and 2007. Any action by one of our largest customers that affects our orders, product pricing or vendor status could significantly reduce our revenues and harm our financial results. In the future, our sales to our large customers will continue to be susceptible to quarterly fluctuation as our customers manage their inventories, principally for seasonal variations. In particular, our customers’ increase in inventory of our products in advance of the peak buying season during the second half of year for wireless handsets often leads to sequentially lower sales of our products in the first calendar quarter and, potentially, late in the fourth calendar quarter. Because our largest customers account for such a significant part of our business, the loss of, or a decline in sales to, any of our major customers would negatively impact our business.

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

We may be required to record additional significant charges to earnings if our goodwill becomes impaired.

Under accounting principles generally accepted in the United States, we review our goodwill for impairment each year as of September 30 and when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of our goodwill may not be recoverable due to factors such as a decline in stock price and market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. Estimates of future cash flows are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. For example, a significant decline in our stock price and/or market capitalization may result in goodwill impairment. We may be required to record a charge to earnings in our financial statements during a period in which an impairment of our goodwill is determined to exist, which may negatively impact our results of operations.

We may be required to record impairment charges in future quarters as a result of the decline in value of our investments in auction rate securities.

As of September 30, 2008, our investment portfolio included $3.2 million in par value of interest bearing auction rate securities (ARS). Our ARS represent investments in debt obligations collateralized by Federal Family Education Program student loans. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The monthly auctions historically provided a liquid market for these securities. However, beginning in fiscal year 2008, uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Auctions for our investments in these securities have continued to fail during the three months ended September 30, 2008. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. The Company has the ability and intent to hold these ARS investments until a recovery of value or until maturity (ranging from 2025 to 2046).

The valuation of our investment portfolio, including our investment in ARS, is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, liquidity and ongoing strength and quality of credit markets.

Although we currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity, if the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record impairment charges in future quarters which may negatively impact our results of operations.

We may be unsuccessful in developing and selling new products or in penetrating new markets.

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. Our competitiveness and future success depends on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. A fundamental shift in technologies in any of our product markets could harm our competitive position within these markets. Our failure to anticipate these shifts, to develop new technologies or to react to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenues and a loss of design wins to our competitors. For example, we introduced over 100 new products during 2007 but many of them have not been adopted by our customers as of September 30, 2008. The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors, including:

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

We obtain a portion of our revenues through sales to distributors located in Asia who act as our fulfillment representatives. Sales to distributors accounted for 29% and 43% of our revenues for the third quarter of 2008 and 2007, respectively. In the normal course of their operation as fulfillment representatives, these distributors typically perform functions such as order scheduling, shipment coordination, inventory stocking, payment and collections and, when applicable, currency exchange between purchasers of our products and these distributors. Our distributors’ compensation for these functions is reflected in the price of the products we sell to these distributors. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. If these distributors are unable to pay us in a timely manner or if we anticipate that they will not pay us, we may elect to withhold future shipments, which could adversely affect our operating results. If one of our distributors experiences severe financial difficulties, becomes insolvent or declares bankruptcy, we could lose product inventory held by that distributor and we could be required to write off the value of any receivables owed to us by that distributor. We could also be required to record bad debt expense in excess of our reserves. We may not be successful in recognizing these indications or in finding replacement distributors in a timely manner, or at all, any of which could harm our operating results, cash flow and financial condition.

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

Our products are used primarily in the mobile consumer electronic devices market. For the foreseeable future, we expect to see the significant majority of our revenues continue to come from this market, especially in wireless handsets. If consumer demand for these products declines and fewer mobile customer electronic devices are sold, our revenues will decrease significantly. For example, in an adverse economic climate, consumers are less likely to prioritize purchasing new mobile consumer electronic devices or upgrading existing devices. In addition, if we are unsuccessful in identifying alternative markets for our products in a timely manner, our operating results will suffer dramatically. For example, there was a decline in the wireless handset demand in China and Taiwan during the first six months of 2008 and as a result, we experienced significant reduction in revenue during this period.

Substantially all of our manufacturing suppliers, customers and operations are located in Asia, which subjects us to additional risks, including regional economic influences, logistical complexity, political instability and natural disasters including earthquakes.

We conduct, and expect to continue to conduct, almost all of our business with companies that are located outside the United States. Based on ship-to locations, approximately 97% and 96% of our revenues came from customers in Asia, particularly South Korea, Taiwan, China and Japan, in the third quarter of 2008 and 2007, respectively. A vast majority of our contract manufacturing operations are located in South Korea, Taiwan, Malaysia and China. In addition, we have a design center in Shanghai, China. As a result of our international focus, we face several challenges, including:

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

We may not be able to sustain our historical growth rate, and we may not be able to manage any future growth effectively.

We experienced significant growth in a short period of time. Our revenues increased from approximately $1.0 million in 2001 to $110.0 million in 2007. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

We have also grown from 110 employees on January 1, 2004 to 302 employees on September 30, 2008, with many located in regional and international offices. Our international growth may subject us to income and transaction taxes in the United States and in multiple foreign locations. Our future effective tax rates could be affected by changes in our U.S. and foreign tax estimates and liabilities, or changes in tax laws or the interpretation of such tax laws. If additional taxes are assessed against us, our operating results or financial condition could be materially affected.

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

During 2005, we realigned certain areas of our operations in connection with the implementation of an international structure. This realignment required us to transfer certain functions previously handled in our Santa Clara, California headquarters to offices in foreign jurisdictions, primarily Macau. If we fail to maintain our realigned operations, our operating results may be adversely affected. Additionally, our international structure results in an increased volume of transactions and accounting for those transactions may require us to increase our headcount either domestically or internationally. A failure to process those transactions in an accurate and timely manner could be indicative of a material weakness in our internal controls over financial reporting. Our international structure requires that we understand complex tax laws and regulations in various domestic and international jurisdictions. If we are unable to comply with domestic and international tax laws, our tax rate and our financial condition may be adversely impacted. Further, the domestic and international tax laws governing our structure are subject to change, which could adversely affect our operations and financial results. We are currently undergoing an audit by the Internal

Revenue Service for our 2005 and 2006 tax years. In connection with this audit, the IRS could challenge certain tax positions, including our international structure. If the IRS challenges our international structure and such challenge is successful, our financial results and financial condition could be materially and adversely affected.

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

If we continue to experience quarterly operating losses over an extended period of time, we may need to establish a valuation allowance on our deferred tax assets, which could adversely affect our results of operations.

During the past two quarters, we have generated operating losses. If the current trends and market conditions continue and if we continue to generate operating losses, we will need to evaluate whether a valuation allowance on our deferred tax assets should be established. The key components of this evaluation are, among other things, considering all of the positive and negative evidence in existence at that time, including the cumulative results of operations in recent years, the nature of recent losses, forecasts of a return to profitability and the length of tax loss carryforward periods. We will continue to assess whether the establishment of a valuation allowance is necessary each quarter by considering all of the positive and negative evidence in existence at that time and, depending upon the nature and weighting of such evidence, a valuation allowance on our deferred tax assets may be required in the near term, which would adversely affect our results of operations.

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

In a Final Determination issued September 24, 2007, the USITC left unchanged its earlier initial determination that our charge pumps do not violate Section 337 of the Tariff Act because they do not infringe any valid claim of U.S. Patent No. 6,411,531 (‘531 Patent) owned by Linear Technology.

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

Linear Technology has appealed portions of the Final Determination to the United States Court of Appeals for the Federal Circuit. This appeal is bifurcated into separate charge pump and switching regulator portions. On August 28th, 2008 the Court of Appeals issued a ruling on the charge pump portion and upheld the invalidity of the ‘531 Patent. We believe that this ends the unsuccessful attempt by Linear Technology to assert its ‘531 Patent against AATI at the International Trade Commission. The separate appeal for the switching regulator portion remains pending at the United States Court of Appeals for the Federal Circuit.

On October 1, 2008, the USITC served notice that it will begin a formal enforcement proceeding for the limited exclusion order originally issued on September 24, 2007. The enforcement proceeding has been undertaken at the request of Linear Technology which has alleged that we have violated the limited exclusion order by importing certain switching regulator products. We believe that these allegations are not based in fact and that none of our products infringe the Linear Technology patents in question. Our domestic sales of these products have been minimal to date and we expect domestic sales of these products to be minimal in future periods. However, whether or not we prevail in this proceeding, we expect to incur significant legal expenses.

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

Additionally, general worldwide economic conditions have recently experienced a downturn due to slower economic activity, concerns about inflation and deflation, fears of recession, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, recent international conflicts and terrorist and military activity and the impact of natural disasters and public health emergencies. Our operations and performance depend significantly on worldwide economic conditions and their impact on consumer spending, which has recently deteriorated significantly in many countries and regions, including the United States and Asia, and may remain depressed fro the foreseeable future. For example, some of the factors that could influence consumer spending include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results. In addition, these conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the semiconductor industry. If the economy or markets in which we operate do not continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected.

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

Dated: October 31, 2008	By:	/s/ Brian R. McDonald
Brian R. McDonald
Chief Financial Officer, Vice President of Worldwide Finance and Secretary

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.