Form 10-K
period 2008-12-31
ADVANCED ANALOGIC TECHNOLOGIES INC
filed 2009-02-26
CIK 1104042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the close of business on June 30, 2008 was approximately $156,000,000. There were 46,055,302 shares of the Registrant’s common stock issued and 42,891,012 shares outstanding as of February 20, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the Registrant’s definitive proxy statement (the “2009 Proxy Statement”) for the 2009 Annual Meeting of Stockholders to be filed on or before April 30, 2009.

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

This Annual Report on Form 10-K also contains statistical data that we obtained from industry publications and reports generated by Gartner, Inc. and Global Insight, Inc. These industry publications and reports generally indicate that the information contained therein was obtained from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. Although we believe that the publications and reports are reliable, we have not independently verified the data.

i

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

ii

PART I

ITEM 1. BUSINESS

Overview

We are a supplier of power management semiconductors for consumer, communications and computing electronic devices, such as wireless handsets, notebook and tablet computers, smartphones, camera phones, digital cameras, personal media players, Bluetooth headphones and accessories, digital TVs, set top boxes and displays. We focus our design and marketing efforts on the application-specific power management needs in these rapidly-evolving devices. Through our Total Power Management approach, we offer a broad range of products that support multiple applications, features and services across a diverse set of electronic devices. We sell directly to original equipment manufacturers, or OEMs, including Samsung Electronics Co., Ltd., LG Electronics, Inc., Sony Ericsson and ZTE Corporation. We sell through distributors to original design manufacturers, or ODMs, to contract manufacturers, and to other system designers, including USI Corporation, Longcheer Holdings Ltd., Tianyu Communication Equipment Co., Ltd, Foxconn Electronics, Inc. and Gemtek Technology Co. Ltd. In some instances, we also sell directly to contract manufacturers such as Flextronics International Ltd. Reference design based sales like those associated with Broadcom chipsets for Apple, Dell and HP are sold through distribution to contract manufacturers and ODMs.

Industry Background

Consumer Electronic Devices

The market for consumer electronic devices, such as wireless handsets, notebook and tablet computers, smartphones, digital cameras and personal media players, is large and growing rapidly as functionality increases and prices decrease. As an example, wireless handsets, which can incorporate multiple applications such as digital cameras and movie capability, digital audio and video, polyphonic ring tones, text messaging, internet access, electronic gaming and decorative lighting, are among the most widely adopted electronic devices today. According to Gartner, Inc., a market research firm, mobile phone sales reached one billion units in 2007.

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

New services for mobile consumer electronic devices, such as digital music downloads, video downloads, video messaging, video streaming, mobile TV, Global Positioning System-based personal navigation, and web-based gaming, are helping drive consumer demand for these devices worldwide. These new services are becoming more robust, affordable and accessible on wireless handsets, smartphones and other devices with connectivity to high-bandwidth, third- and fourth-generation wireless networks supporting high-speed packet formats HSDPA and HSUPA, broadband formats such as WiMax and digital video broadcast services such as DMB. Certain applications and features that facilitate use of these services, such as high-quality color displays and high-capacity memory for photos, music, video including TV content, games and other content, have already become broadly accepted and, we believe, expected by many consumers. In response to these market dynamics, manufacturers of mobile consumer electronic devices and service providers marketing these devices are incorporating an increasing number of applications, features and services.

As the number of applications, features and services available for consumer electronic devices increases, the number and variety of power loads, or individual subsystems requiring voltage regulation and power management, has also grown. Each additional application or feature can require multiple functions and circuits that, in turn, require more individually-regulated and managed power sources. For example, the addition of a camera into a mobile consumer electronic device requires powering as many as three additional regulated power loads: a photo-flash light, a camera image sensor and an image processor. Convergent devices that combine many consumer, communications and computing applications into a single device, such as a smartphone, incorporate even greater functionality and must accommodate as many as 25 different power loads. All of these additional loads reduce battery life, the duration of which is an important element of consumer satisfaction, as they each draw power for operation. Additional power is consumed and battery operating time is reduced if components that supply and regulate power to all of these various power loads are inefficient. Therefore, high-performance power management semiconductors that extend battery operating time by improving power efficiency have become key enablers of consumer electronic device functionality.

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

While we believe the long-term prospects for convergent devices remain positive, starting in 2008 the consumer electronics market showed signs of slowing sales driven by global macroeconomic weakness and recessionary fears. This downward market trend continued unabated throughout the year resulting in both unit sales declines and greater competitive pricing pressure throughout the consumer electronics and semiconductor industries.

Power Management Semiconductors

Power management semiconductors deliver power and regulate voltage, controlling the flow of electrical energy among the various power loads and energy sources in a product or system. Power management semiconductors play a crucial role in system design because they are critical to battery life and impact the size, performance, and safety of a consumer electronic device. According to Gartner, Inc., the voltage regulator and reference power management semiconductor market is expected to grow from $7.7 billion in 2006 to $10.8 billion in 2011, a compound annual growth rate of 7%. Longer term, we believe that demand for power management and voltage regulation in consumer electronic devices will continue to grow, but like all consumer-related businesses, it is not immune to short-term economic conditions and temporary fluctuations or declines in demand. Despite these factors, power management semiconductors remain an indispensable element of electronic devices, driven by the need for longer battery life and greater energy efficiency.

Power management semiconductors vary in functionality, application specificity, design, pricing and volume of sales and may be categorized as follows:

•

General Purpose Analog ICs: The most basic analog semiconductor components, general purpose analog ICs, are analog building blocks such as voltage references and amplifiers used to perform generic analog and power management functions. Sold through broad-line semiconductor parts catalogs, general purpose analog ICs address standard functions with little differentiation and compete primarily on the basis of price and availability. These products typically are bought and sold with little interaction between the system designer and semiconductor supplier. They are most commonly employed in applications where size and weight are not critical. Switching regulators, commonly called DC-DC regulators, are general purpose analog ICs which provide voltage and current control at higher efficiency than the basic analog semiconductor components. As a result of their complexity and higher performance, they typically require power expertise to implement and require interaction between the system designer and semiconductor supplier. Switching solutions are typically applied to applications where higher performance is required to provide more power, improve efficiency and/or meet space constraints.

•

Power Management ASSPs: Power management application-specific standard products, or Power Management ASSPs, integrate multiple analog building blocks and are designed to focus on specific, narrowly defined applications such as battery charging and backlight drive to achieve the desired balance of cost and performance for a given application. More highly integrated Power Management ASSPs also known as power management units, or PMUs, and power management ICs, or PMICs, occupy less space than the analog ICs they replace and provide system designers efficiency and performance benefits associated with products focused on a specific application or a narrow group of applications. Power Management ASSPs are integrated into systems with a wide range of varying parameters and as a result, typically require closer collaboration between the system designer and semiconductor supplier than general purpose analog ICs. Power Management ASSPs are used extensively in today’s mobile consumer electronic devices to extend battery life and reduce product size.

•

PowerSOCs: Power system-on-chip integrated circuits, or PowerSOCs, a relatively new concept in Power Management ASSP design, integrate multiple analog functions with digital control and memory to provide new features and cost-effective performance improvements. PowerSOCs may utilize user-defined or software-based programmability for even greater customer-specific customization, but can be sold to multiple customers and into multiple markets. PowerSOCs mix multiple application-oriented functions, such as voltage regulation, backlight drive, battery charging and interface functions into a single semiconductor chip to achieve smaller size, lower noise, higher efficiency and higher levels of functionality. As a result of design times and their high cost of manufacturing using currently available wafer fabrication technologies, PowerSOCs have thus far been limited to high-volume applications. PowerSOCs offer their greatest advantage to portable products where size and weight are crucial.

Power Management ASSPs, while addressing the broad consumer electronic device market, are more application-specific and integrate more functions than general purpose analog ICs. Although more specialized semiconductor architectures exist, they are typically custom designed for and limited to, a single application for a single customer. Moreover, these full custom designs can take one to two years to complete and debug, suffering from both product delays and substantial technical risk. As an alternative to such expensive customer-specific semiconductor design, we believe that less specialized “mini-PMUs” and more flexible user-programmable PowerSOCs can provide high-performance space saving components having customer-specific features with reduced development and application risk.

Power Management Semiconductor Design and Fabrication

Power management semiconductors are designed primarily as analog circuits to support a wide and continuous range of input and output voltages and currents. In electronic devices, the voltage and current of the battery or other power source, or input, may vary significantly, while semiconductors and other components requiring power often cannot tolerate the magnitude or variation in a battery’s voltage. Digital semiconductors, including, for example, logic, digital signal processors, memory, image processors, baseband processors and microprocessors, typically operate at three volts or less and cannot be connected directly to the power source.

Interposed between the power source and these components are one or more power management semiconductors performing a variety of dedicated functions, such as voltage regulation. A voltage regulator maintains a constant output voltage at specified levels despite variations in the power source voltage, load current or temperature. Such power management semiconductors generally operate at varying input voltages in the range of three to six volts and in some circumstances as high as 40 or even 72 volts. Other applications may operate with input voltages as low as one volt. Output voltages may be lower or higher than a regulator’s voltage input, requiring step-down or step-up voltage conversion techniques, respectively.

Power management semiconductors also provide other functions, including current control, current limiting, port protection and battery charging. For example, in portable applications, LEDs typically require three to four volts and a power management semiconductor is required to convert the battery voltage to a higher value and provide a constant driving current to the LEDs even as the battery voltage declines over time. Batteries also require well-controlled currents and voltages while charging to avoid damaging their electrochemical cells. Similarly, USB ports on notebook computers require current limiting to protect against electrical shorts and fire hazards.

Several different process technologies are available for designing and fabricating analog and digital ICs. Of these, complementary metal-oxide-semiconductor, or CMOS, is the most widely used process technology, especially for purely digital ICs. CMOS processes are described in terms of feature size, or geometry and are measured in microns. One micron equals one millionth of a meter. The most advanced process technologies today achieve feature sizes of 0.13 micron, 0.08 micron and smaller. However, small feature size circuits can become damaged when exposed to high voltages and therefore power management semiconductors are typically fabricated using larger feature sizes. Similar in construction to its smaller line-width digital counterpart, analog CMOS has a voltage rating that depends on the minimum feature size of its CMOS transistors. For this reason, older wafer fabs, having feature sizes of 0.8 micron and 1.2 microns or greater, have traditionally sufficed in fabricating power management ICs operating at higher voltages, while the most advanced and most expensive wafer fabs are used for digital ICs and non-power management analog ICs.

During the late 1990s, many former state-of-the-art wafer fabs designed to produce dynamic random access memory, or DRAM, at the 0.5 micron and 0.35 micron feature size began to be replaced by newer wafer fabs capable of even smaller feature sizes. At that time, these older generally fully-depreciated DRAM wafer fabs, no longer usable for memory, started to become available on a specialty foundry basis, especially for LCD display drivers, camera image sensors and select analog applications. AnalogicTech was one of the first fabless semiconductor companies to recognize this opportunity and launched its product development efforts using advanced analog CMOS in power semiconductors.

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

Advanced analog CMOS is best suited for producing ICs that are voltage-specific, meaning they operate best over a narrow voltage range and typically with voltages not exceeding six volts. We believe that there is an emerging demand, driven by the increasing number of applications and features in mobile consumer electronic devices, for power management devices that are capable of supporting both multiple on-chip voltages and voltages that exceed six volts. For example, the newest-generation of battery chargers needs to operate reliably at voltages as high as seven volts during charging and survive over-voltages as high as 28 volts in a fault condition. We believe analog CMOS is not a suitable technology platform for the future development of high-voltage, multi-voltage and highly integrated power management products.

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

While epitaxial BCD processes have been used since the early 1980s, their commercial adoption remains limited, primarily due to intrinsic weaknesses including the need for high process complexity, long and high temperature wafer processes and a reliance on expensive and exotic wafer fabrication steps such as epitaxial deposition. Epitaxial deposition, which is growing a new layer of silicon atop a partially processed silicon wafer, is a slow and expensive process, which on occasion results in crystalline defects and low or variable product yield. Because of the extra processing steps, epitaxial-based BCD processes also require longer fab cycle times than CMOS processes and reduce manufacturing throughput and slow product development.

To be cost optimized, epitaxial BCD wafer processes must be matched to the operating voltage of an application. In epitaxial BCD, the thickness and the impurity concentration of the epitaxial layer must be chosen to support the highest on-chip voltage. Epitaxy properties affect the design rules and the electrical properties of every device on the wafer. Since higher voltage designs require thicker layers and larger device spacing, epitaxial BCD processes must be optimized for one specific voltage. Mixing circuits of differing voltages in epitaxial BCD processes requires undesirable compromises which can lead to larger die, reduced performance devices and lower efficiency circuits. Moreover, since BCD technologies require high temperature wafer fabrication, they are generally relegated to manufacture in larger line-width legacy fabs and are not compatible with the fine-line equipment sets common in former DRAM fabs. In many instances, products designed on epitaxial BCD processes have no advantage over analog CMOS and may in fact be significantly larger and more expensive.

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

The AnalogicTech Approach

We are a supplier of power management semiconductors for consumer, communications and computing electronic devices, such as wireless handsets, notebook and tablet computers, smartphones, camera phones, digital cameras, personal media players, Bluetooth headphones and accessories, digital TVs, set top boxes and displays. We focus our design and marketing efforts on the application-specific power management needs in these rapidly-evolving devices. Through our Total Power Management approach, we offer a broad range of products that support multiple applications, features and services across a diverse set of electronic devices. We target our design efforts on proprietary products, which at the time we introduce them offer characteristics that differentiate them from those offered by our competitors and which we believe are likely to generate high-volume demand from multiple customers.

We currently offer an extensive portfolio of over 650 power management products comprising Power Management ASSPs and selected general-purpose Analog ICs in single-chip packages and multi-chip packages including PowerSOC products. We released approximately 70 new products in 2008. Critical elements in power management and our approach to address them include:

•

Focusing on the market for consumer electronic devices: Our target markets are characterized by rapid innovation and frequent new product releases for a diverse set of devices, including wireless handsets, smartphones, notebook, netbook and tablet computers, digital cameras, personal media players, global positioning and personal navigation devices, digital picture frames, set top boxes and LCD televisions. These devices often compete on an array of different applications, features and services. These factors make it challenging to identify application parameters, forecast application adoption and define power management semiconductor products.

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

Our growth strategy involves three elements, to maintain revenues in our existing markets and applications such as LED lighting in handheld devices, to penetrate new applications in existing markets such as battery charging in cell phones, and to selectively enter totally new markets such as high definition televisions. For example, starting in the latter half of 2008, we expanded our new product development efforts in an attempt to diversify our revenue beyond handsets and handheld devices into new markets such as high definition television and netbook computers.

•

Developing advanced power management semiconductors: Power management semiconductors must be defined and designed to compete on the basis of functional integration, size, efficiency, robustness, safety, features, cost, ease-of-use for system designers and their ability to be integrated into a system, package or chip.

Our approach: We integrate functions from our general purpose analog ICs into our Power Management ASSPs and our PowerSOCs. Our experienced analog semiconductor engineering team designs our products to be characterized by high functional integration, small size, high efficiency, robust features, low cost, ease of use and system integration. Our application and market-focused engineering approach has enabled us to develop a number of innovations and proprietary technologies that are of particular benefit for consumer electronic device power management. One example of our innovative design approach is our proprietary simple-serial-control interface, or S2Cwire and AS2Cwire, which allows system designers to enable real-time user control of various features such as LED backlight dimming, adjustable battery charging and programmable-output voltage regulators. Other examples include battery chargers that combine 28V over-voltage protection with smart charging techniques that charge a LiIon battery at an optimum rate while avoiding overheating or drawing too much current from a power source, USB port, or AC adapter. In televisions, our newest high voltage LED driver products give the user the ability to independently set the brightness of each strong of LEDs with over one million levels of brightness and to synchronize the backlight driver’s timing to any TV vertical sync signal from 60 Hz up to 480 Hz.

•

Inventing multi-voltage and high-voltage process technology: The need to manage different power loads at different voltages cost-effectively is an emerging requirement in the power management semiconductor market for next-generation mobile consumer electronic devices. Current multi-voltage solutions are either large multi-chip packaging solutions or complex single-chip isolated ICs that are expensive and difficult to manufacture. We believe that power management semiconductor suppliers will therefore need to develop new approaches employing more advanced process technologies and cost effective manufacturing techniques, especially to implement highly integrated power management products. Examples of multi-voltage applications requiring a mix of high voltage and significant low-voltage analog and digital circuitry include complex 40V driver ICs for HDTVs with matrix-LED backlighting and complex PMUs for GPS personal navigation devices.

Our approach: To address multi-voltage, high-voltage and PowerSOC power management products, we invented and patented a new process which we call ModularBCD™. This process is designed especially for fabrication in former DRAM fabs 0.35 microns and smaller and is capable of integrating CMOS and bipolar circuits with different voltages, electrically isolated from one another. Since ModularBCD is not an epitaxial process, it does not experience the drawbacks in cost, manufacturing throughput and size penalties that traditional epitaxial processes suffer. Unlike traditional BCD technologies requiring wide isolation regions determined by the highest on-chip voltage, ModularBCD is capable of mixing 5V, 12V, 30V and even 60V devices and circuitry each isolated in a floating island and optimized for the smallest possible area within each island. We continue to increase the number of products utilizing ModularBCD and currently have approximately 50 new products in development in ModularBCD. In 2008, we released 25 products that use the ModularBCD process. These products include all of our more complex Power Management Units (PMUs) and Power System-On-a-Chip (PowerSOC) products. By the end of 2008, sales of products utilizing ModularBCD have grown to represent approximately 19% of our quarterly revenue. Most recent multi-voltage product development efforts in ModularBCD include over-voltage protected battery chargers, a single inductor dual polarity active matrix OLED power supply, and fully-integrated high voltage LED backlight drivers for HDTVs and notebook LCD panels.

•

Offering high performance products in small packages: As consumer electronic devices support more applications, features and services with limited space and limited battery capacity, it is becoming increasingly important to offer smaller, higher-efficiency power management semiconductors, assembled in area-efficient packages and requiring fewer components to use.

Our approach: To provide smaller products with higher integration and efficiency, we have implemented an outsourced fabrication model to manufacture our products at half-micron geometries and below. Specifically, we contract with specialty foundries with former DRAM fabs manufacturing advanced analog CMOS and, under license, producing wafers using our proprietary ModularBCD process technology. We have spent significant time and engineering resources collaborating with our suppliers to simulate, characterize and, as necessary, adapt these processes to enable us to design and develop our products for higher performance and smaller die size. We also capture the operational and financial benefits of the fabless model, including reduced manufacturing personnel, low capital expenditures and minimal fixed assets and fixed costs. We use and develop area-efficient and multi-chip packages to meet more complex power management needs in a smaller footprint. Combining our analog CMOS and ModularBCD power management ICs with one or more discrete vertical TrenchDMOS devices, we are able to increase the maximum current capability of our packaged parts beyond the limits of a purely monolithic approach.

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

Our approach: Our “Total Power Management” strategy is intended to provide our customers with products for most or all of their power management requirements for each consumer electronic device on which we focus. We believe our broad range of Power Management ASSPs and components derived from our general purpose analog ICs offer a flexible solution to our customers’ power management requirements, saving space, reducing component count in the system and offering a single vendor solution for mobile consumer electronic devices. We believe that our PowerSOC solutions currently being sampled or in development integrate a wide variety of power management functions, offering improved efficiency, smaller size and real-time user control of their power consumption and power performance.

Our Total Power Management circuit portfolio supports functions including: voltage regulation and DC/DC conversion, over-voltage protected battery charging, power saving SmartSwitch functions, interface and port protection, and display and lighting solutions including low-voltage and high-voltage LED backlighting, high-current LED camera flash and active-matrix OLED power supplies. Recent efforts include circuitry for large screen LCD biasing including Vcom trimming and gamma correction. These functions may be offered as single function products, mixed in various combinations, or integrated monolithically into PowerSOCs using our proprietary ModularBCD process technology.

In June 2008, we acquired Elite Micro Devices, a China-based company specializing in the design of audio products including energy-efficient class D audio amplifiers, audio codec circuitry and phase locked loop (PLL) circuits. These circuits expand the functions available in our Total Power Management portfolio and have subsequently been ported onto our proprietary process ModularBCD for use in system integration and PowerSOCs.

Products

We introduce products to address new market opportunities and to continue to improve the functional integration, size, efficiency, features, cost, ease-of-use and system integration of our solutions. We have developed a comprehensive product portfolio. Our goal is to provide our customers with proprietary, high-performance products, but have also developed a number of relatively basic products in order to provide a more complete power management solution for our customers. While we operate in one reportable segment, our product portfolio includes four principal product lines:

•	Voltage regulation and DC/DC converter products encompass switching regulators, linear regulators, or charge pumps used for regulating DC voltages.

•	Battery management products address the charging, sequencing and protection of batteries.

•

Display and lighting products include low-voltage and high-voltage LED drivers for display backlighting, fashion lighting, OLED supplies, low-current and high-current camera flash and movie mode lighting typically using either a boost converter or charge pump.

•

Interface and power management products include power saving load switches, port protection, power and battery sequencing, super capacitor charging and other power management and protection functions. The acquisition of Elite Micro Devices adds energy efficient class D audio amplifiers into our portfolio of interface products.

Examples of products we have sold, currently sell or are developing in each of our product lines include:

AnalogicTech Products

Product Family	Description	Representative Applications

Voltage Regulation and DC/DC Conversion

PowerLinear	MicroPower low-dropout (LDO) linear regulators	• Baseband, and RF supplies in handsets & handheld devices • Low noise supplies in cable & DSL modems, notebook and tablet PCs

	NanoPower™ low-dropout (LDO) linear regulators	• Memory, clocks, logic in notebooks, handsets, handheld devices, watches and games

Product Family	Description	Representative Applications
ChargePump	Low-noise small-footprint inductorless DC-to-DC converters and drivers	• USB On-The-Go (OTG) self-powered interface for handheld devices, handsets, calculators and POS terminals

SwitchReg	High-frequency DC-to-DC switching regulators and converters including • Step-up (boost) regulators • Step-down (Buck) regulators • Up-down regulators

•      Small footprint voltage regulation for handsets & handheld devices, memory cards, e-dictionaries, peripherals and USB dongles

•      High-current voltage regulation for peripherals, modems, wireless LAN, set top boxes, notebooks, tablet TVs

•      Low noise voltage regulation for RF power amplifiers in handsets, wireless modems and networks

SystemPower	Multi-channel system solutions combining • Switching voltage regulators • Linear voltage regulators • Power saving switches • Power sequencing • Port protection

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

•      USB port protection for notebook and tablet PCs, mobile phones, games, desktops, servers and USB hubs

•      Hot plugging protection of PC boards & modules

•      Safe hot plugging of PCMCIA Cards, Express Cards and compact-flash (CF) cards

•      Super capacitor charger for PCMCIA Cards, Express Cards and compact-flash cards

•      Super capacitor charger for ultra-bright LED camera flash

Product Family	Description	Representative Applications
	Slow-turn-on power saving load switch	• Intelligent power switch of RF power amp in handsets and handheld communicators • Power saving switch in DSCs, PDAs, MP3s and other handheld devices

FastSwitch	High-speed single and push-pull switches and H-bridges with input buffer

•      Power output of high frequency switching regulators in handsets and handheld devices

•      High-speed buffer for driving discrete power MOSFETs in power supply modules

•      Half-bridge driver for small motor driving

SmartInterface	Power OR switch	• Automatic battery to power supply hand-off in handsets, smartphones and PDAs • Back-up power supply selector in distributed power systems

I/O expanders

•      Digitally interfaced GPIO expander for microprocessor control of analog and power routing

•      Power sequencing load switch for multiple electrical loads

•      RGB color control in handsets and personal media players

LoadSwitch	Low-resistance P-channel power MOSFET switches	• P-ch single and dual power saving load switches for handsets and handheld devices (20V)

PowerManager	Voltage references, detectors, timers and microprocessor reset ICs	• Precision voltage references • Reset, timing and power-up sequencing of set top boxes, DVD, hard drives and peripherals

Customers, Sales and Marketing

We work directly with system designers to create demand for our products by providing them with application-specific product information for their system design, engineering and procurement groups. Our FAEs actively engage these groups during their design processes to introduce them to our products and the target applications our products address. We endeavor to design products that will meet anticipated, increasingly complex and specific design requirements, but which will also support widespread demand for these products and future products derived from these products. We typically undertake a four to eight month development process with system designers. If successful, this process culminates in a system designer deciding to use our product in their system, which we refer to as a design win. Volume production of products that use our ICs generally takes an additional three to six months after an initial design win confirmation. Once our products are accepted and designed into an application, the system designer is likely to continue to use the same power architecture and derivative products in a number of their models, which tends to extend our product lifecycles. We sell directly to original equipment manufacturers, or OEMs, including Samsung Electronics Co., Ltd., LG Electronics, Inc., Sony Ericsson and ZTE Corporation. We sell through distributors to original design manufacturers, or ODMs, to contract manufacturers, and to other system designers, including USI Corporation, Longcheer Holdings Ltd., Tianyu Communication Equipment Co., Ltd, Foxconn Electronics, Inc. and Gemtek Technology Co. Ltd. In some instances, we also sell directly to contract manufacturers such as Flextronics International Ltd. Reference design based sales like those associated with Broadcom chipsets for Apple, Dell and HP are sold through distribution to contract manufacturers and ODMs.

We sell our products through our direct sales and applications support organization to original equipment manufacturers, original design manufacturers and contract electronics manufacturers, as well as through arrangements with distributors that fulfill third-party orders for our products. Many of our current distributors also serve as sales representatives procuring orders for us to fill directly. We receive a substantial portion of our revenues from a small number of customers. We received in aggregate, approximately 84%, 81% and 80% of our net revenue from our ten largest customers in 2008, 2007 and 2006, respectively. LG Electronics was our largest direct customer in 2008, 2007 and 2006, representing 25%, 20% and 28% of net revenues, respectively. Sales to Samsung accounted for 20% of our net revenue in 2008 and 11% of our net revenue in both 2007 and 2006. Additionally, we sell to a number of contract manufacturers of Samsung. Total sales to Samsung and its contract manufacturers represented 36%, 25% and 20% of our net revenue for 2008, 2007 and 2006, respectively. No single distributor accounted for more than 10% of our net revenue in 2008. One distributor, ChiefTech Electronics Limited, accounted for 6% and 15% of our net revenue in 2008 and 2007, respectively. End users of our products purchasing from us directly accounted for 67%, 54% and 56% of our net revenue in 2008, 2007 and 2006, respectively, while distributors, original design manufacturers and contract electronics manufacturers accounted for 33%, 46% and 44% of our net revenue in 2008, 2007 and 2006, respectively.

Our technical global sales and field applications force is organized in regional teams, generally each with a minimum core of three people including one country manager, one customer service representative and at least one FAE. As we have grown, we have continued to add more FAEs. We have added additional customer service personnel in regions where we ship directly to an OEM, particularly in South Korea. In addition to creating the initial demand for our products, each regional team is responsible for increasing demand from distributors, original design manufacturers, contract manufacturers and end users. As of December 31, 2008, we had a total of 82 sales and marketing personnel worldwide.

We operate sales offices in: Seoul, South Korea; Taipei (Neihu), Taiwan; Tokyo (Akasaka), Japan; Shanghai, China; Shenzhen, China; Beijing, China; Hong Kong, Special Administrative Region of the People’s Republic of China (Hong Kong); Santa Clara, California; and London, England. In 2008, due to demographic shifts in the design activities of our customers, we closed our offices in Stockholm, Sweden and in Paris, France. Santa Clara is both our corporate and North American sales headquarters, Shanghai is our sales headquarters for China, and London is our sales headquarters for Europe, the Middle East and Africa. We use this network of offices and staff, with the support of distributors and representatives, to stay close to system designers and our other customers and remain current on the newest global technology developments through the sharing of customer visit reports. See Note 11—Segment Information to the consolidated financial statements for our revenues and long-lived assets by geographic region.

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

We eliminated lead from our manufacturing process and became Restriction of Hazardous Substances (“RoHS”) compliant in 2004, well ahead of mandatory enforcement dates for the semiconductor industry. In April 2005, Samsung Electronics designated us as an Eco-Partner Affiliate Company, which means that we have fulfilled Samsung’s standards for controlling substances with environmental impacts within our products and for establishing a stable environmental quality control system. In May 2006, we obtained a RoHS certification from Sony-Ericsson. In September 2006, we received ISO 9001:2000 certification for our world-wide operation sites. In December 2007, we earned a “Green Partner” certification from Sony. We believe that our customers and potential customers recognize these certifications as a favorable industry acknowledgement for AnalogicTech as a quality-conscious, environmentally responsible green supplier.

We have completed transitioning a certain portion of our logistics, order entry, purchasing and billing functions to our office in Macau, Special Administrative Region of the People’s Republic of China (Macau). Global coordination for production and billing is now orchestrated from and on behalf of our Macau office. Other operation locations include Chupei, Taiwan and Hong Kong. Within operations, some back-end engineering functions are located in Shanghai, China; some fab sustaining and quality functions are located in Seoul, Korea.

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

Innovation	Benefit
S2Cwire™ Interface	Simple serial control allows our customers to control analog properties in our power management ICs digitally using a single wire. Examples include dimming of LED backlighting, changing the color of an RGB decorative lighting, or setting “on the fly” the output voltage of a regulator. Compared to the dual wire I2C bus, the S [2]Cwire interface requires only a single wire and greatly reduced software overhead.

Fast Current Limiting	Prevents damage from short circuits or an improperly connected charger by rapidly limiting current to a safe level. If the condition persists and the device begins to overheat, it shuts off the system to protect from overheating.

Fast Break-Before-Make	Allows switching regulators to operate at higher frequencies without accidentally shorting out the battery. High frequency is important to shrink power supply passive components such as coil and capacitors.

NanoPower™ Circuitry	Extends battery life and standby time in mobile consumer electronic devices by using very small currents to operate power management and voltage regulation circuitry.

AutoBias™	Maximizes efficiency and extends battery life when driving mismatched white LEDs such as color LCD backlighting.

Smart Slew-Rate-Control	Power-saving switch has slow-turn-on to avoid noise and in-rush current spikes when powering wireless handset RF power amplifiers, CCD camera imagers or large capacitive power loads. One SmartSwitch may replace up to fourteen discrete components.

AS2Cwire™ Interface	Advanced simple serial control provides our customers with single wire bidirectional communication between a DSP or microprocessor and multiple power management products, PowerSOCs or mini-PMUs. Including both address and data, AS2Cwire enables high-speed control of multiple chips or functions and the ability to “read back” data. An example includes a baseband IC instructing a battery charger to first read the battery voltage and then commence charging, all communicated on a single wire.

Low Noise Rectifier	A new integrated synchronous rectifier able to greatly reduce conducted and radiated noise in switching voltage regulators.

Charge Reduction	A novel USB battery charging method that automatically controls charging current to maintain a regulated USB voltage while minimizing charge time.

Digital Thermal Loop	A novel battery charging method that enables safe battery charging even at elevated temperatures, preserving or extending battery cycle life.

We utilize global design, test and product engineering resources in our product development. At present, our largest design team is located in our Santa Clara headquarters, in close proximity to product definition, product line marketing and central applications. Through our acquisition in October 2006 of Analog Power Semiconductor Corporation, we expanded our global engineering team and established the Shanghai design center, now fully integrated into our work force. In 2007, we deployed a common design platform for circuit simulation and CAD on a world-wide basis. By enabling circuit reuse using standardized analog circuit libraries, unified design methodologies and process modularity, we believe we can further enhance design productivity, reduce technical risk and shorten time-to-market for new product introductions. We expanded the cell library throughout 2008.

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

Today, the majority of our revenues comprise single-function five-volt power management products best suited for single-cell lithium-ion battery powered applications such as handsets and hand-held portable consumer devices. Following an extensive innovation and technology development effort, we fully deployed our proprietary ModularBCD process technology in 2007, including process modules for low voltage and high voltage devices, and one-time programmable memory. We believe ModularBCD opens a number of new market opportunities to us that advanced analog CMOS cannot effectively address. ModularBCD based products therefore represent growth opportunities for us in 2009 and beyond including:

•	Highly-integrated multi-function low-voltage power management ICs and PowerSOCs.

•	High-voltage power management ICs, including 12V, 30V, 40V and 60V products.

•	Multi-voltage power management ICs comprising a mix of 3V, 5V, 12V, 30V, 40V and 60V circuitry.

In order to expedite product migration onto ModularBCD, we have successfully ported a number of circuits and functions from our existing portfolio of analog CMOS based products. Combining these pre-existing functions monolithically in ModularBCD, we believe we can develop highly-integrated products with a modicum of integration complexity and application risk, ultimately shortening the entire product development cycle time. To avoid limiting an integrated product to one customer or application, embedded one time programmable memory available in ModularBCD allows a product’s features to be customized and its voltages trimmed in its final packaged form. We are now selling or sampling a number of highly-integrated products, including:

•	A PowerSOC for Bluetooth accessories combining a battery charger and multiple voltage regulators.

•	A power management unit, or PMU, companion for CDMA chip sets with programmable voltage regulators and built-in power sequencing.

•	A triple regulator “mini-PMU” for HD radios, MP3 players and personal navigation.

•	A fully-integrated PowerSOC for digital still cameras comprising seven regulated voltages including multiple switching regulators, LCD positive and negative bias, and LED backlighting.

•	A dual output regulator using a proprietary one inductor solution for the biasing of AMOLED (Active Matrix Organic LED) displays. These new displays are used in Smartphones, PDAs and PMPs.

•

A multiple output lighting management unit, or LMU, to provide the panel power for small screen LCDs used in personal navigation devices, digital picture frames & portable DVDs. The device consists of a boost converter and associated charge pumps to provide the panel bias power, a boost converter to drive a serial string of white LEDs to provide the panel backlight and a high voltage, high slew rate operational amplifier to bias the display’s VCOM.

•	An integrated Battery Management power management unit, or PMU, solution for advanced mobile applications.

•	A highly integrated PowerSOC solution for ultra mobile PC applications.

•	A multi-channel power management IC, or PMIC, solution for GPS and personal navigation devices.

•

A 24V high voltage and high current step—down controller/regulator family optimized for low-cost 12V adapter inputs, making the devices the ideal system solutions for consumer communications equipments like DSL & cable modems, set top boxes, wireless LAN systems and notebook computers.

•

A 28V half bridge dual MOSFET driver for the high current DC-DC converters and motor drive applications; The push-pull power driver includes a high-side output that can float up to 28V, allowing a broad range of power sources.

•

An over-voltage and over-current protection SmartSwitch for cell phones and digital still cameras, designed to protect the low voltage systems against high voltage faults up to +28V, including an adjustable over-current function to protect against shorted outputs.

In addition to highly integrated system PMUs and PowerSOCs, ModularBCD’s 12 and 30-volt modules were also released to design and to manufacturing in 2007. The first high-voltage products introduced included a 12V SmartSwitch, a 12V SwitchReg step-down voltage regulator, and a 28V over-voltage protection SafetySwitch for lithium ion batteries. One of the first multi-voltage ModularBCD products combines a 7V single-cell lithium ion battery charger with the 28V over-voltage protection function. Other high-voltage released products include 20V, 30V and 40V boost converters for driving LED backlights in large format liquid crystal displays. These products are now being sampled and designed into customers’ systems.

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

To date, we have developed and released to production two wafer fabrication processes, ModularBCD, an advanced fully-isolated analog integrated circuit process, and vertical TrenchDMOS, an advanced discrete power MOSFET process. ModularBCD is our patented IC process technology designed for integrating fully-isolated power, analog and mixed-signal circuitry of differing operating voltages without the need for expensive epitaxial depositions or long high-temperature diffusions. Based on 0.35 micron features, it is a flexible, cost-effective process well-suited for precision analog and PowerSOC implementations. The majority of our new product designs now in development utilize ModularBCD. In the fourth quarter of 2008, ModularBCD products represented 19% of revenue.

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

In 2008, 2007 and 2006, we spent $29.9 million, $31.0 million and $23.8 million, respectively, on research and development efforts. We anticipate that we will continue to invest significant amounts in research and development activities to develop new products and processes. As a result, we expect research and development expenses to increase in absolute dollars in future periods.

Intellectual Property

We rely on our patents, trade secret laws, contractual provisions, licenses, copyrights, trademarks and other proprietary rights to protect our intellectual property. We have more than 110 patents issued or allowed in the United States or foreign countries and a larger number of pending applications. We cannot guarantee that our pending patent applications will be approved, that any issued patents will protect our intellectual property or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. We focus our patent efforts in the United States, and, when justified by cost and strategic importance, we file corresponding foreign patent applications in such jurisdictions as Europe, South Korea, China, Taiwan and Japan. Our patent strategy is designed to provide a balance between the need for coverage in our strategic markets and the need to maintain costs at a reasonable level.

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

To our knowledge, no single competitor sells a product line matching one-to-one with our product portfolio and applications focus. We consider our primary competitors to be Maxim Integrated Products, Inc., Linear Technology Corporation, Intersil Corporation, Texas Instruments Incorporated, Semtech Corporation and National Semiconductor Corporation. We expect continued competition from existing suppliers as well as from new entrants into the power management semiconductor market. Our ability to compete depends on a number of factors, including:

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

Employees

As of December 31, 2008, we had 281 employees located in the United States, China, Hong Kong, Europe, Japan, South Korea, Taiwan and Macau. Of this total, there were 99 employees in engineering, research and development, 82 in sales and marketing and 100 in operations, general and administration, quality assurance, information technology and facilities. We consider our employee relations to be good.

Officers

The following table sets forth certain information about our officers:

Name	Age	Position
Richard K. Williams	50	President, Chief Executive Officer, Chief Technical Officer and Director

Brian R. McDonald	52	Chief Financial Officer, Vice President of Worldwide Finance and Secretary

Dr. Jun-Wei Chen	58	Vice President of Technology

Kevin P. D’Angelo	49	Vice President of Advanced Products and Fellow

Allen K. Lam	45	Vice President of Worldwide Operations

Edward Lam	48	Vice President of Marketing and Engineering

David Schwartz	52	Vice President of Worldwide Sales

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

Kevin P. D’Angelo, one of our founders, has served as our Vice President of Advanced Products and Fellow since February 2009. Prior to this, Mr. D’Angelo served as our Vice President of Engineering since January 2001. Mr. D’Angelo is responsible for IC design in the United States. Mr. D’Angelo previously served as our Senior Director from June 2000 to January 2001 and as our Senior Manager from January 1999 to June 2000. Prior to joining us, Mr. D’Angelo served as Senior Staff Engineer at Impala Linear Corporation from March 1997 to January 1999. From December 1993 to March 1997, he served as Senior Staff Engineer at Siliconix-TEMIC. Prior to that, he served as IC Design Manager at Dallas Semiconductor Corporation from October 1990 to December 1993, as Senior Engineer in the digital signal processing group at Motorola, Inc. from August 1986 to October 1990 and as Design Engineer at M/A-Com Linkabit from June 1983 to August 1986. Mr. D’Angelo received the 2002 Marconi award for excellence in science and technology, and he holds eight U.S. patents. Mr. D’Angelo received a B.S. in Electrical Engineering from the University of California, San Diego.

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

Edward Lam has served as our Vice President of Marketing and Engineering since July 2008. Mr. Lam is responsible for our global marketing and engineering operations. Prior to joining us, Mr. Lam served as the Senior Vice President of Product Lines at Exar Corporation from August 2007 until June 2008. Prior to this, Mr. Lam served as the Senior Vice President of Marketing and Business Development at Sipex Corporation from September 2005 until August 2007. Prior to this, from 1984 until September 2005, Mr. Lam held several management and engineering positions at National Semiconductor, most recently as Vice President of the company’s Analog Power Management Product Line. Mr. Lam received a B.S. in Engineering from San Francisco State University.

David Schwartz has served as our Vice President of Worldwide Sales since February 2009. Prior to joining AnalogicTech, Mr. Schwartz was the Vice President of Worldwide Sales and Marketing at Oxford Semiconductor from October 2006 until January 2009. Prior to this, Mr. Schwartz served as the Chief Operating Officer of Renesas Technology Americas from April 2003 until September 2006. Prior to this, from February 1992 until March 2004, Mr. Schwartz held several positions at Mitsubishi Electronics Americas, including Vice

President and General Manager of the company’s Sales and System-on-a-Chip Divisions. Prior to that, from January 1980 until October 1991, Mr. Schwartz held a variety of sales positions at Motorola Semiconductor. Mr. Schwartz earned a Masters of Business Administration at Farleigh Dickinson University and a B.S. in Electrical Engineering at the Pratt Institute.

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

We receive a substantial portion of our revenues from two of our OEM customers, Samsung of South Korea and LG Electronics Inc. of South Korea, as well as from a few of our distributors, such as ChiefTech Electronics Ltd. of China. LG Electronics was our largest direct customer in 2008, 2007 and 2006, representing 25%, 20%

and 28% of net revenues, respectively. Sales to Samsung accounted for 20% of our net revenue in 2008 and 11% of our net revenue in both 2007 and 2006. Additionally, we sell to a number of contract manufacturers of Samsung. Total sales to Samsung and its contract manufacturers represented 36%, 25% and 20% of our net revenue for 2008, 2007 and 2006, respectively. One distributor, ChiefTech Electronics Limited, accounted for 6% and 15% of our net revenue in 2008 and 2007, respectively.

We anticipate that we will continue to be dependent on these customers for a significant portion of our revenue in the immediate future; however, we do not have long-term contractual purchase commitments from them, and we cannot assure you that they will continue to be our customers.

We received an aggregate of approximately 84% and 81% of our net revenues from our ten largest customers in 2008 and 2007, respectively. Any action by one of our largest customers that affects our orders, product pricing or vendor status could significantly reduce our revenues and harm our financial results. In the future, our sales to our large customers will continue to be susceptible to quarterly fluctuation as our customers manage their inventories, principally for seasonal variations. In particular, our customers’ increase in inventory of our products in advance of the peak buying season during the second half of year for wireless handsets often leads to sequentially lower sales of our products in the first calendar quarter and, potentially, late in the fourth calendar quarter. Because our largest customers account for such a significant part of our business, the loss of, or a decline in sales to, any of our major customers would negatively impact our business.

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

Additional factors that could cause our results to fluctuate include:

•	the forecasting, scheduling, rescheduling or cancellation of orders by our customers, particularly in China and other emerging markets;

•	costs associated with litigation, especially related to intellectual property;

•	liquidity and cash flow of our distributors, suppliers and end-market customers;

•	changes in manufacturing costs, including wafer, test and assembly costs, and manufacturing yields, product quality and reliability;

•	the timing and availability of adequate manufacturing capacity from our manufacturing suppliers;

•	our ability to successfully define, design and release new products in a timely manner that meet our customers’ needs;

•	the timing, performance and pricing of new product introductions by us and by our competitors;

•	general economic conditions in the countries where we operate or our products are used;

•	changes in exchange rates, interest rates, tax rates and tax withholding;

•	geopolitical stability, especially affecting China, Taiwan and Asia in general; and

•	changes in domestic and international tax laws.

Unfavorable changes in any of the above factors, most of which are beyond our control, could significantly harm our business and results of operations.

We may be required to record additional significant charges to earnings if our goodwill becomes impaired.

Under accounting principles generally accepted in the United States, we review our goodwill for impairment each year as of September 30th and when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of our goodwill may not be recoverable due to factors indicating a decrease in the value of the Company, such as a decline in stock price and market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. Estimates of future cash flows are based on an updated long- term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. For example, a significant decline in our stock price and/or market capitalization may result in goodwill impairment. We may be required to record a charge to earnings in our financial statements during a period in which an impairment of our goodwill is determined to exist, which may negatively impact our results of operations.

We may be required to record impairment charges in future quarters as a result of the decline in value of our investments in auction rate securities.

As of December 31, 2008, our investment portfolio included $2.6 million of interest bearing auction rate securities (ARS). Our ARS represent investments in debt obligations collateralized by Federal Family Education Program student loans. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The monthly auctions historically provided a liquid market for these securities. However, beginning in 2008, uncertainties in the credit markets have affected all of our holdings in ARS and auctions for our investments in these securities have failed to settle on their respective settlement dates. Auctions for our investments in these securities continued to fail through December 31, 2008.

Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process or unless issuers agree to repurchase the ARS.

The valuation of our investment portfolio, including our investments in ARS, is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, liquidity and ongoing strength and quality of credit markets.

If the current market conditions deteriorate further, the anticipated recovery in market values does not occur, or if we determine that we do not have the ability and intent to hold the ARS until a recovery of the auction process or until maturity, we may be required to record impairment charges in future quarters which may negatively impact our results of operations.

We may be unsuccessful in developing and selling new products or in penetrating new markets. Our attempts to diversify our revenue into new applications and markets may defocus our product development and sales efforts and result in a loss of revenue from existing customers and applications.

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. Our competitiveness and future success depends on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. A fundamental shift in technologies in any of our product markets could harm our competitive position within these markets. Our failure to anticipate these shifts, to develop new technologies or to react to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenues and a loss of design wins to our competitors. For example, we introduced approximately 70 new products in 2008, however many of them have not been adopted by our customers as of December 31, 2008. The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors, including:

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

Conversely, attempts to develop new product lines to serve new applications and markets may defocus our efforts to secure follow-on business in the markets and customers we presently serve and result in a loss of revenue. While such efforts to diversify our revenue from handset-related sales and ChargePump related backlighting applications may result in new revenue growth, there is no guarantee that such revenue will become substantial or grow quickly enough to offset revenue loss in our existing markets and customers, should such a loss occur.

We may not have the expertise we need to successfully define or develop products for such new markets, and we may lack the sales connections and applications expertise to secure orders for such products. Identifying and hiring such resources may take too long to avoid a revenue loss. Attempts to balance product development and sales efforts between new and existing applications may delay our entrance into new markets and make it more difficult to penetrate new customers and application opportunities in the future.

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

We obtain a portion of our revenues through sales to distributors located in Asia who act as our fulfillment representatives. Sales to distributors accounted for 31%, 42% and 39% of our revenues for 2008, 2007 and 2006, respectively. In the normal course of their operation as fulfillment representatives, these distributors typically perform functions such as order scheduling, shipment coordination, inventory stocking, payment and collections and, when applicable, currency exchange between purchasers of our products and these distributors. Our distributors’ compensation for these functions is reflected in the price of the products we sell to these distributors. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. If these distributors are unable to pay us in a timely manner or if we anticipate that they will not pay us, we may elect to withhold future shipments, which could adversely affect our operating results. If one of our distributors experiences severe financial difficulties, becomes insolvent or declares bankruptcy, or experiences a significant delay in receipt of payment from any of its customers, we could lose product inventory held by that distributor and we could be required to write off the value of any receivables owed to us by that distributor. We could also be required to record bad debt expense in excess of our reserves. We may not be successful in recognizing these indications or in finding replacement distributors in a timely manner, or at all, any of which could harm our operating results, cash flow and financial condition.

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

We conduct, and expect to continue to conduct, almost all of our business with companies that are located outside the United States. Based on ship-to locations, more than 95% of our 2008, 2007 and 2006 revenues came from customers in Asia, particularly South Korea, Taiwan, China and Japan. A vast majority of our contract manufacturing operations are located in South Korea, Taiwan, Malaysia and China. In addition, we have a design center in Shanghai, China. As a result of our international focus, we face several challenges, including:

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

We rely on third parties for substantially all of our manufacturing operations, including wafer fabrication, wafer probe, wafer thinning, assembly, final test, warehousing and shipping. We depend on these parties to supply us with material of a requested quantity in a timely manner that meets our standards for yield, cost and manufacturing quality. Any problems with our manufacturing supply chain could adversely impact our ability to ship our products to our customers on time and in the quantity required, which in turn could cause an unanticipated decline in our sales and possibly damage our customer relationships. An economic slowdown such as the current economic recession could adversely affect the financial strength of our vendors and adversely impact their ability to manufacture product, resulting in a shortage or delay in product shipments to our customers. Lacking adequate cash or credit, our suppliers may be unable or unwilling to make necessary capital investment in equipment and production lines to expand capacity or enhance their capability as needed to support our present or future business.

Our products are manufactured at a limited number of locations. If we experience manufacturing problems at a particular location or with a particular supplier, we would be required to transfer manufacturing to a backup supplier. Converting or transferring manufacturing from a primary supplier to a backup fabrication facility could be expensive and could take as long as six to 12 months. During such a transition, we would be required to meet customer demand from our then-existing inventory, as well as any partially finished goods that can be modified to the required product specifications. We do not seek to maintain sufficient inventory to address a lengthy transition period because we believe it is uneconomical to keep more than minimal inventory on hand. As a result, we may not be able to meet customer needs during such a transition, which could delay shipments, cause a production delay or stoppage for our customers, result in a decline in our sales and damage our customer relationships. Should we be required to manufacture safety stock and finished goods to insure against any supply interruptions to our customers, there is no guarantee that our customers would necessarily purchase the extra material and excess inventory may result. There is no guarantee we would be able to sell that excess inventory to other customers and we may have to write-off this material as an expense adversely affecting our financial performance.

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

In economic downturns where consumer demand for our customer’s products is reduced or delayed, we expect lower revenue and reduced profitability. If the slowdown is projected to last longer than one to two quarters, we may implement certain cost reduction actions including spending controls, forced holidays and company shutdowns, employee layoffs, shortened work-weeks, and involuntary salary reductions. It is uncertain what affect such measures may have on our ability to retain key talent and staff members, or our ability to rehire employees should business improve. For example, in December 2008, we reduced our headcount by 12% globally and announced employee salary reductions. It is unclear what long term affect these actions may have on our ability to recruit and retain engineering, sales and managerial talent.

We may not be able to sustain our historical growth rate, and we may not be able to manage any future growth effectively.

We experienced significant growth in a short period of time. Our revenues increased from approximately $1.0 million in 2001 to $109.6 million in 2007. We do not expect to achieve similar growth rates in future periods. For example, our revenues were $90.3 million in 2008, compared to $109.6 million in 2007, a decrease of 18%. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

We have also grown from 110 employees on January 1, 2004 to 281 employees on December 31, 2008, with many located in regional and international offices. Our international growth may subject us to income and transaction taxes in the United States and in multiple foreign locations. Our future effective tax rates could be affected by changes in our U.S. and foreign tax estimates and liabilities, or changes in tax laws or the interpretation of such tax laws. If additional taxes are assessed against us, our operating results or financial condition could be materially affected.

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

During 2005, we realigned certain areas of our operations in connection with the implementation of an international structure. This realignment required us to transfer certain functions previously handled in our Santa Clara, California headquarters to offices in foreign jurisdictions, primarily Macau. If we fail to maintain our realigned operations, our operating results may be adversely affected. Additionally, our international structure results in an increased volume of transactions and accounting for those transactions may require us to increase our headcount either domestically or internationally. A failure to process those transactions in an accurate and timely manner could be indicative of a material weakness in our internal controls over financial reporting. Our international structure requires that we understand complex tax laws and regulations in various domestic and international jurisdictions. If we are unable to comply with domestic and international tax laws, our tax rate and our financial condition may be adversely impacted. Further, the domestic and international tax laws governing our structure are subject to change, which could adversely affect our operations and financial results. We are currently undergoing an audit by the Internal Revenue Service for our 2005, 2006 and 2007 tax years. In connection with this audit, the IRS could challenge certain tax positions regarding our international structure. If such a challenge is successful, our financial results and financial condition could be materially and adversely affected.

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

We consider our primary competitors to be Maxim Integrated Products, Inc., Linear Technology Corporation, Intersil Corporation, Texas Instruments Incorporated, Semtech Corporation and National Semiconductor Corporation. We expect continued competition from existing competitors as well as from new entrants into the power management semiconductor market. Our ability to compete depends on a number of factors, including:

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements to protect our proprietary technologies and know-how. While we have more than 110 patents issued or allowed in the United States or foreign countries and a larger number of pending applications, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be challenged or circumvented by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products.

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

We may choose to acquire companies, technologies, assets and personnel that are complementary to our business, including for the purpose of expanding our new product design capacity, introducing new design, market or application skills or enhancing and expanding our existing product lines. In October 2006, we acquired Analog Power Semiconductor Corporation and related assets and personnel, primarily located in Shanghai, China. In June 2008, we acquired Elite Micro Devices, located in Shanghai, China. Acquisitions involve numerous risks, including the following:

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

Additionally, general worldwide economic conditions have recently experienced a downturn due to slower economic activity, concerns about inflation and deflation, fears of recession, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, recent international conflicts and terrorist and military activity and the impact of natural disasters and public health emergencies. Our operations and performance depend significantly on worldwide economic conditions and their impact on consumer spending, which has recently deteriorated significantly in many countries and regions, including the United States and Asia, and may remain depressed for the foreseeable future. For example, some of the factors that could influence consumer spending include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results. In addition, these conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the semiconductor industry. If the economy or markets in which we operate do not continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected.

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

We operate a multinational business enterprise with manufacturing, administration and sales groups located in Asia, Europe and the United States. These disparate groups are currently connected by a private network-based enterprise resource planning system, where daily manufacturing operations and order entry functions rely on maintaining a reliable network among locations. Any failure of our computer network or our enterprise resource planning system would impede our ability to schedule orders, monitor production work in process and ship and bill our finished goods to our customers.

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

Our Asia sales offices occupy additional leased facilities in Taipei, Taiwan; Tokyo, Japan; Seoul, South Korea; and Shanghai, Beijing and Shenzen, China. In Europe, we have an additional sales office lease in London, England. In 2008, we closed our offices in Stockholm, Sweden and Paris, France due to demographic shifts in the design activities of our customers.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTER, AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this item regarding equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our 2009 Proxy Statement and is incorporated herein by reference. For additional information on our stock incentive plans and activity, see Note 6—Stock-Based Compensation to our consolidated financial statements included in Item 8 of this Report.

Market Price of Our Common Stock

Our common stock began trading on the Nasdaq Global Market on August 4, 2005 under the symbol “AATI.” The following table sets forth on a per share basis the high and low intra-day sales prices for our common stock as reported by the Nasdaq Global Market for the periods indicated:

	High	Low
Year Ended December 31, 2008
First Quarter	$11.36	$5.39
Second Quarter	$7.96	$3.95
Third Quarter	$5.18	$3.94
Fourth Quarter	$4.60	$1.83

Year Ended December 31, 2007
First Quarter	$7.15	$5.15
Second Quarter	$10.02	$6.36
Third Quarter	$11.23	$7.40
Fourth Quarter	$13.08	$9.86

As of February 20, 2009, there were approximately 88 record holders of our common stock.

Issuer Purchases of Equity Securities

We repurchase shares of our common stock under our stock repurchase program announced on October 29, 2008. Under the stock repurchase program, we were authorized to use up to $30 million to repurchase our outstanding common stock. We may repurchase shares in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depends upon market conditions and other factors, in accordance with SEC requirements.

During 2008, we entered into agreements pursuant to SEC Rule 10b5-1 pursuant to which we authorized a third-party broker to purchase shares on our behalf during our normal blackout periods in accordance with predetermined trading instructions. In addition, we may repurchase shares of our common stock under the guidelines of SEC Rule 10b-18.

During the fourth quarter of 2008, we repurchased shares of our common stock as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Remaining funds authorized to purchase shares under the plan
	(In thousands, except per share amounts)
11/1/2008-11/30/2008	775	$2.57	775	$28,013
12/1/2008-12/31/2008	1,300	$2.52	1,300	$24,738

Stock Performance Graph

The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index and the Philadelphia Semiconductor Index over the period from August 8, 2005, the first day of trading for our common stock, until December 31, 2008. The graph assumes $100 invested at the indicated starting date in our common stock and in each of the market indices, with the reinvestment of all dividends. Prices and stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

Comparison of Cumulative Total Return

From August 8, 2005 to December 31, 2008

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data for the years ended December 31, 2008, 2007, 2006, 2005 and 2004. You should read the following table in conjunction with the consolidated financials statements and related notes contained elsewhere in this report on Form 10-K. Operating results for any year are not necessarily indicative of results to be expected for any future periods.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statements of Operations Data
NET REVENUES	$90,339	$109,610	$81,161	$68,298	$51,345
Cost of revenues (including stock-based compensation of $362, $282, $268, $112 and $42 in 2008, 2007, 2006, 2005 and 2004, respectively)	46,739	50,934	34,556	26,964	19,115

GROSS PROFIT	43,600	58,676	46,605	41,334	32,230

OPERATING EXPENSES:
Research and development (including stock-based compensation of $2,875, $2,766, $2,403, $784 and $300 in 2008, 2007, 2006, 2005 and 2004, respectively)	29,921	30,991	23,772	19,479	14,306
Sales, general and administrative (including stock-based compensation of $3,095, $3,845, $3,472, $1,493 and $576 in 2008, 2007, 2006, 2005 and 2004, respectively)	24,681	25,757	22,272	17,624	10,768
Patent litigation	1,751	3,793	8,536	27	473

Total operating expenses	56,353	60,541	54,580	37,130	25,547

INCOME (LOSS) FROM OPERATIONS	(12,753)	(1,865)	(7,975)	4,204	6,683
INTEREST AND OTHER INCOME:
Interest and investment income	3,124	5,599	5,823	2,058	157
Interest and other expense	(449)	(529)	(72)	(121)	(43)

Total interest and other income, net	2,675	5,070	5,751	1,937	114

INCOME (LOSS) BEFORE INCOME TAXES	(10,078)	3,205	(2,224)	6,141	6,797
PROVISION FOR (BENEFIT FROM) INCOME TAXES	8,309	1,319	(142)	4,056	(8,381)

NET INCOME (LOSS)	$(18,387)	$1,886	$(2,082)	$2,085	$15,178

NET INCOME (LOSS) PER SHARE:
Basic	$(0.40)	$0.04	$(0.05)	$0.10	$3.43
Diluted	$(0.40)	$0.04	$(0.05)	$0.05	$0.46
WEIGHTED AVERAGE SHARES USED IN NET INCOME (LOSS) PER SHARE CALCULATION:
Basic	45,535	44,728	43,477	21,025	4,420
Diluted	45,535	47,007	43,477	40,147	33,214

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$52,094	$53,779	$58,121	$124,377	$21,705
Working capital	118,939	127,805	115,914	135,973	34,792
Total assets	153,254	176,468	161,198	151,323	44,989
Total stockholders’ equity	141,332	157,291	145,937	140,402	38,953

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of uncertainties, risks and assumptions associated with these statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report on Form 10-K, particularly under the heading “Risk Factors.”

Overview

We are a supplier of power management semiconductors for consumer, communications and computing electronic devices, such as wireless handsets, notebook and tablet computers, smartphones, camera phones, digital cameras, personal media players, personal navigation and GPS devices, Bluetooth headphones and accessories, personal and digital multimedia TVs, set top boxes and displays. We focus our design and marketing efforts on the application-specific power management needs in these rapidly-evolving devices. We currently offer a portfolio of over 650 power management products comprising Power Management application-specific standard products, or ASSPs, and selected general-purpose analog integrated circuits, or ICs, in single-chip, multi-chip and chip-scale packages. We sell directly to original equipment manufacturers, or OEMs, including LG Electronics, Inc., Samsung Electronics Co., Ltd., Sony Ericsson Mobile Communications AB, ZTE Corporation and Flextronics International Ltd. We sell through distributors and original design manufacturers, or ODMs, and to other system designers, including USI Corporation, Longcheer Holdings Ltd., Tianyu Communication Equipment Co., Ltd, Foxconn Electronics Inc., and Gemtek Technology Co. Ltd.

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

We currently derive a significant portion of our revenues from sales of our Charge Pump product family, which is primarily used for driving white LED backlighting of small color displays in portable applications. We are currently diversifying our business and R&D efforts into new applications within our existing markets such as battery chargers, high-brightness camera flash and powering active-matrix organic light emitting diodes or AM-OLED displays, and into new markets such as notebook and netbook computers, HDTVs and large area LCD panel backlighting, and new router and datacom applications. We also believe energy conservation and “green” products will become increasingly important growth opportunities for power management semiconductors in the future.

Our patented ModularBCD wafer fabrication process technology expands our capability to develop high performance power solutions addressing these new markets and applications with products including higher-voltage and higher-current DC-DC switching voltage regulators, over-voltage protected lithium-ion battery chargers and multi-voltage power system-on-a-chip or PowerSOC solutions. Since the introduction of our ModularBCD technology in 2006, the revenue derived from sales of ModularBCD technology based products has increased and now represents 19% of our revenues in the fourth quarter of 2008 and 13% of overall 2008 revenues. We believe that our revenue and market diversification may occur gradually and over time, requiring several years to fully realize.

In addition to our patented process technologies, we continue to aggressively pursue inventing and patenting new innovations in circuit design and design methodologies such as novel switching regulators and battery chargers, in package design to expand our system integration capability, and in power system architecture to improve overall performance, power efficiency, heat dissipation and reliability in the applications we serve. As of the end of 2008, we had over 110 United States patents either issued or pending.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, stock-based compensation, income taxes, goodwill, long-lived assets and investments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions which may adversely affect our results of operations and/or our financial position. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed our disclosure relating to them in this annual report on Form 10-K.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenues in accordance with Staff Accounting Bulletin No. 104 (“SAB No. 104”), “Revenue Recognition.” SAB No. 104 requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Criteria (1) and (2) are met upon receiving of purchase orders or signing of contracts and upon transfer of title which generally occurs at the time of shipment. Determination of criteria (3) and (4) is based on management’s judgment regarding the determinability of the fees charged for products delivered and the collectibility of those fees. If changes in conditions cause management to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could decline.

A large portion of our sales is made through distribution arrangements with third parties. These arrangements include stock rotation rights that generally permit the return of up to 5% of the previous six months’ purchases. We generally accept these returns in the second and fourth quarters of each annual period. We record estimated returns at the time of shipment. Our normal payment term with our distributors is 30 days from invoice date. Certain of our distributor arrangements include the possibility of sales price rebates on specified products. At the time of shipment we recognize revenue, estimate the total sales price rebate and reserve for those pricing rebates. We have also deferred revenue of $61,000 and $98,000 at December 31, 2008 and 2007, respectively, related to three of our distributors for which we are unable to reasonably estimate returns and recognize revenues from these distributors.

We make estimates of potential future returns and sales allowances related to current period product revenue. We analyze historical return rates and changes in customer demand when evaluating the adequacy of returns and sales allowances. Although we believe we have a reasonable basis for our estimates, such estimates may differ from actual returns and sales allowances. These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable.

Inventory Valuation

We value our inventory at the lower of the actual cost of our inventory or its current estimated market value. We write down inventory for obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Because of the cyclicality of the market in which we operate, inventory levels, obsolescence of technology and product life cycles, we generally write down inventory for product that is over 12 months old. Additionally, we generally write down inventory in excess of nine months’ forecasted product demand to its net realizable value, which we determined to be appropriate given our historical experience and industry practice. Before the fourth quarter of 2007, we wrote down to net realizable value inventory in excess of six months’ forecasted product demand. This change resulted in approximately $0.2 million favorable impact on our gross profit for 2007. Actual demand and market conditions may be lower than those that we project and this difference could have a material adverse effect on our gross margins should inventory write-downs beyond those initially recorded become necessary. Alternatively, should actual demand and market conditions be more favorable than those we estimated at the time of such a write-down, our gross margins could be favorably impacted in future periods.

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. The portion of stock-based compensation expenses related to options granted prior to April 4, 2005, (the date of our initial filing of a registration statement for our eventual initial public offering (“IPO”), which is the date we are considered a public company under SFAS No. 123(R)) which were previously recorded under the provisions of APB 25, continued to be amortized over the respective vesting period and did not include an estimated forfeiture rate. The actual forfeitures of these options were recorded as they occur. These options granted prior to April 4, 2005 were valued using the intrinsic value method and as of December 31, 2008, the deferred stock based compensation expense relating to these awards had been fully amortized. Option awards granted after April 4, 2005 and before January 1, 2006 were based on grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” The remaining unamortized fair value of these awards upon the adoption of SFAS No. 123(R), as previously calculated using the Black-Scholes option pricing model, was adjusted for an estimated forfeiture rate and amortized over the corresponding remaining vesting period. Option awards granted subsequent to our adoption of SFAS No. 123(R) on January 1, 2006 are recorded as stock based compensation expense under the fair value method as prescribed by SFAS No. 123(R). The grant date fair value of these options was calculated using the Black-Scholes option pricing model.

The Black-Scholes option pricing model requires the use of highly subjective assumptions which determine the fair value of stock options, including the price volatility of the underlying stock and the stock option’s expected term. For purposes of estimating volatility, we use a combination of historical and market-based implied volatility in accordance with SFAS No. 123(R) and Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”). The estimated expected term of our stock options represents the weighted-average period that the stock options are expected to remain outstanding. We derive the expected term assumption based on the weighted average vesting period of our stock options combined with the average post-vesting holding period of an industry peer group. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of our stock options. The dividend yield is based on our history and expectation of dividend payouts. We have never declared or paid any cash dividends on common stock, and we do not anticipate paying cash dividends in the foreseeable future. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from amounts recorded in the current period.

Compensation expense for all share-based payment awards continues to be recognized using the straight-line single-option method. Stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2008, excluding amounts related to options granted prior to April 4, 2005, is based on awards that ultimately are expected to vest and have been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. To the extent that we revise our estimated forfeiture rate in the future, our stock-based compensation expense could be materially impacted in the quarter of revision, as well as in the following quarters.

See Note 6—Stock Based Compensation to the consolidated financial statements for additional information.

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

In preparing the Company’s consolidated financial statements, the Company assesses the likelihood that its deferred tax assets will be realized from future taxable income. The Company establishes a valuation allowance if it determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in its consolidated statements of operations as a provision for (benefit from) income taxes. The Company exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. During the fourth quarter of FY2008, the Company recorded a valuation allowance against its U.S. deferred tax assets, as management cannot conclude that it is more likely than not that these assets will be realized. The deferred tax asset valuation allowance was $8,655,000 and $23,000 as of December 31, 2008 and 2007, respectively.

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

Uncertain tax positions are accounted for under the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We follow the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) under which goodwill is no longer subject to amortization. We evaluate goodwill for impairment, at a minimum, on an annual basis on September 30th and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.

Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which utilize comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Because we have one reporting unit under SFAS No. 142, we assess goodwill for impairment at the entity level. We performed a goodwill impairment analysis as of September 30, 2008 and December 31, 2008 pursuant to the steps and requirements under SFAS No. 142 and determined that the goodwill was not impaired.

The carrying value of our goodwill may not be recoverable due to factors indicating a decrease in the value of the Company, such as a decline in stock price and market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. Estimates of future cash flows are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. For example, a significant decline in our stock price and/or market capitalization may result in goodwill impairment. We may be required to record a charge to earnings in our financial statements during a period in which an impairment of our goodwill is determined to exist, which may negatively impact our results of operations.

Long-lived assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present, we determine whether the sum of the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the asset’s carrying value. If the sum is less, we recognize an impairment loss based on the excess of the carrying amount of the asset over its respective fair value. The fair value is estimated using discounted cash flows, appraisals, or other methods. The fair value of the asset then becomes the asset’s new carrying value, which we depreciate over the remaining estimated useful life of the asset.

During the quarter ended December 31, 2008, we evaluated our property and equipment and intangible assets for impairment. As a result of the impairment test, we determined that our intangible assets were impaired due to a decrease in forecasted revenues associated with our acquired intangible assets. Accordingly, we recorded a $0.8 million impairment charge during the quarter ended December 31, 2008. The impairment charge was recognized in the consolidated statement of operations for the year ended December 31, 2008 as a $0.6 million increase to cost of revenues and a $0.2 million increase to sales, general, and administrative expense.

Investments

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2008, we had investments in short-term debt instruments which were classified as available-for-sale under SFAS No. 115. In accordance with SFAS No. 115, available-for-sale investments are carried at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a separate component of stockholders’ equity. On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). We apply the provisions of SFAS No. 157 in determining the fair value of our investments. See Note 2—Investments to the consolidated financial statements for additional information regarding the Company’s adoption of SFAS No. 157. Our short-term investments consist primarily of high grade debt securities with a maturity of greater than 90 days when purchased. Excluding our investments in auction-rate securities (“ARS”), we classify investments with maturities greater than one year as short-term investments as we consider all investments as a potential source of operating cash regardless of maturity date.

As of December 31, 2008, our investments in ARS were classified as long-term. The ARS were reclassified from short-term investments to other long-term assets during 2008 because they have failed at auction since February 2008 and are not currently considered liquid. Historically, we classified all of our ARS as available-for-sale and carried the investments at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a separate component of stockholders’ equity. However, during the quarter-ended December 31, 2008, one of our ARS was reclassified to trading securities as a result of us entering into a settlement agreement (the “Agreement”) with UBS AG (“UBS”). Under the Agreement, we were granted ARS exchange rights (“ARS Put Option”) that provide us with the right, but not the obligation, to sell one of our ARS to UBS for par value during the period of June 30, 2010 to July 2, 2012. Due to our intention to exercise the ARS Put Option and sell the ARS to UBS, we believe that classifying this ARS as trading securities is appropriate. Upon entering into the Agreement, we made an election pursuant to SFAS No. 115 to transfer these auction rate securities from available-for-sale to trading securities. In accordance with SFAS No. 115, trading securities are carried at fair value with unrealized gains and losses recognized in earnings. As a result of the reclassification to trading securities, the unrealized loss balance of $0.5 million was reclassified out of accumulated other comprehensive loss and recognized in earnings as of December 31, 2008. The loss was included in interest and other expense on our consolidated statement of operations for the year ended December 31, 2008.

We used a discounted cash flow model to determine the estimated fair value of our ARS and the ARS Put Option as of December 31, 2008. The assumptions used in preparing the discounted cash flow model included estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, and estimates for the amount of cash flows and expected holding periods of the ARS and the ARS Put Option. These inputs reflect our own assumptions about the assumptions market participants would use in pricing the ARS and the ARS Put Option, including assumptions about risk, developed based on the best information available in the circumstances. Specifically, we estimated the future cash flows of our ARS over the expected holding period using a weighted average interest rate of 1.5% as of December 31, 2008. A discount factor which represents the current market conditions for instruments with similar credit quality, adjusted by 300 basis points to reflect the risk in the marketplace for the ARS, was then applied to the estimated cash flows of the ARS.

The cost of securities sold is based on the specific identification method. Interest earned on securities is included in interest and investment income in the consolidated statements of operations.

As of December 31, 2008, we had $109.6 million of cash, cash equivalents and short-term investments.

Results of Operations

The following table sets forth our historical operating results, as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
NET REVENUES	100.0%	100.0%	100.0%
Cost of revenues	51.7	46.5	42.6

GROSS PROFIT	48.3	53.5	57.4
OPERATING EXPENSES:
Research and development	33.1	28.3	29.3
Sales, general and administrative	27.4	23.5	27.4
Patent litigation	1.9	3.5	10.5

Total operating expenses	62.4	55.3	67.2

LOSS FROM OPERATIONS	(14.1)	(1.8)	(9.8)
INTEREST AND OTHER INCOME:
Interest and investment income	3.5	5.1	7.2
Interest and other expense	(0.6)	(0.5)	(0.1)

Total interest and other income, net	2.9	4.6	7.1

INCOME (LOSS) BEFORE INCOME TAXES	(11.2)	2.8	(2.7)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	9.2	1.2	(0.1)

NET INCOME (LOSS)	(20.4)%	1.6%	(2.6)%

Comparison of the Years Ended December 31, 2008, 2007 and 2006

Revenues

The following table illustrates our net revenues by our principal product families:

	Year Ended December 31,
	2008		2007		2006
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
	(dollar amounts in thousands)
Display and Lighting Solutions	$54,190	60%	$63,811	58%	$45,121	56%
Voltage Regulation and DC/DC Conversion	16,862	19	20,929	19	10,554	13
Interface and Power Management	16,516	18	22,387	21	24,690	30
Battery Management	2,771	3	2,483	2	796	1

Total	$90,339	100%	$109,610	100%	$81,161	100%

Our revenues consist of sales of our power management semiconductor products, net of sales discounts, sales returns and distributor stock rotation allowances and incentives. All of our sales are denominated in U.S. dollars.

Our net revenues for 2008 as compared to 2007 decreased $19.3 million, or 18 percent. The decrease was attributable to lower net revenues from sales of all of our product lines except for Battery Management which increased 12% year-over-year. Total unit shipments in 2008 decreased by 17 percent compared to 2007, while average selling prices remained relatively unchanged.

Geographically, sales to China and Taiwan decreased in 2008 compared to 2007 due to lower shipments to our major distributors as a result of lower demand and a reduction in channel inventory. Sales in Korea increased slightly in 2008 compared to 2007 due to higher sales to two major customers.

Our net revenues for 2007 as compared to 2006 increased $28 million, or 35 percent. This growth was primarily attributable to increased sales of our Display, Lighting Solutions, Voltage Regulation and DC/DC Conversion and battery management product families, as a result of increased demand. Total unit shipments in 2007 increased 37 percent compared to 2006, while average selling prices remained flat.

Geographically, sales to China, Korea, Taiwan and North America increased in 2007 compared to 2006 due to our efforts to expand our customer base in China by offering products with more features popular in the Chinese markets. Net sales to Japan and Europe decreased.

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

	Year Ended December 31,		Increase (Decrease)
	2008	2007
	(dollar amounts in thousands)
Net revenues	$90,339	$109,610	$(19,271)	(18)%
Cost of revenues	46,739	50,934	(4,195)	(8)%

Gross profit	$43,600	$58,676	$(15,076)	(26)%

Gross margin percentage	48.3%	53.5%	(5.2)%

Our gross margin percentage was 48.3 percent in 2008, compared to 53.5 percent in 2007, representing a decrease of 5.2 percent. This decrease was primarily due to:

•	Higher excess and obsolete inventory charges resulting from lower demand for our products which caused an approximate 3 percent decrease in gross margin in 2008 and

•	An unfavorable change in product mix in 2008 which caused an approximate 2 percent decrease in gross margin. This unfavorable change was due to us selling more lower-margin products in 2008.

During 2008, our gross inventory write-down was approximately $4.3 million, offset by the sale of $1.7 million of previously written down inventory. During 2008, we physically scrapped $0.1 million of previously written-down inventory.

	Year Ended December 31,		Increase (Decrease)
	2007	2006
	(dollar amounts in thousands)
Net revenues	$109,610	$81,161	$28,449	35%
Cost of revenues	50,934	34,556	16,378	47%

Gross profit	$58,676	$46,605	$12,071	26%

Gross margin percentage	53.5%	57.4%	(3.9)%

Our gross margin percentage was 53.5 percent for 2007, representing a decrease compared to 57.4 percent for 2006. This decrease was primarily due to:

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

During 2007, our gross inventory write-down was approximately $4.2 million, offset by the sale of $4.1 million of previously written down inventory. During 2007, we physically scrapped $0.2 million of previously written-down inventory. In 2007 and 2006, the net effect of inventory write-down did not have a material impact on our gross profit.

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

	Year Ended December 31,		Increase (Decrease)
	2008	2007
	(dollar amounts in thousands)
Research and development	$29,921	$30,991	$(1,070)	(3.5)%
% of net revenues	33.1%	28.3%	4.8%

Research and development expenses for fiscal 2008 decreased as compared to 2007 primarily due to:

•	a $1.2 million decrease in non-recurring engineering and other engineering-related expenses; and

•	a $0.5 million decrease in payroll, bonus, stock-based compensation expenses and employee benefit related expenses.

•

These decreases were partially offset by a $0.3 million increase due to the write-off of in-process research and development costs due to our acquisition of Elite Micro Devices during 2008 and $0.3 million of restructuring expenses.

	Year Ended December 31,		Increase (Decrease)
	2007	2006
	(dollar amounts in thousands)
Research and development	$30,991	$23,772	$7,219	30.4%
% of net revenues	28.3%	29.3%	(1.0)%

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

	Year Ended December 31,		Increase (Decrease)
	2008	2007
	(dollar amounts in thousands)
Sales, general and administrative	$24,681	$25,757	$(1,076)	(4.2)%
% of net revenues	27.3%	23.5%	3.8%

Sales, general and administrative expenses for 2008 decreased as compared to 2007 primarily due to:

•	a $1.7 million decrease in payroll, bonus, stock-based compensation expenses and employee benefit related expenses.

•	this decrease was partially offset by a $0.3 million increase in office supplies expense and a $0.2 million increase in restructuring expenses

	Year Ended December 31,		Increase (Decrease)
	2007	2006
	(dollar amounts in thousands)
Sales, general and administrative	$25,757	$22,272	$3,485	15.6%
% of net revenues	23.5%	27.4%	(3.9)%

Sales, general and administrative expenses for 2007 increased as compared to 2006 primarily due to:

•	a $4.4 million increase in payroll, bonus, stock-based compensation expenses and benefit related expenses, which resulted from higher headcount to support our rapid growth in revenues in 2007;

•	this increase was partially offset by an approximately $1.1 million decrease in professional services.

Patent Litigation

	Year Ended December 31,		Increase (Decrease)
	2008	2007
	(dollar amounts in thousands)
Patent litigation	$1,751	$3,793	$(2,042)	(53.8)%
% of net revenues	1.9%	3.5%	(1.6)%

Patent litigation expenses for 2008 decreased as compared to 2007 due to a lower level of activity related to the Linear Technology Corporation patent infringement case. We believe that we will continue to incur significant patent litigation expenses in 2009 and future years. For a description of our litigation, please see Item 3—Legal Proceedings in Part I of this report for further details.

	Year Ended December 31,		Increase (Decrease)
	2007	2006
	(dollar amounts in thousands)
Patent litigation	$3,793	$8,536	$(4,743)	(55.6)%
% of net revenues	3.5%	10.5%	(7)%

Patent litigation expenses for 2007 decreased as compared to 2006. Our legal proceedings related to the Linear Technology Corporation patent infringement ramped up during the third quarter of 2006 and we incurred significant expenses during that quarter. Litigation expenses were significantly lower in 2007 due to lower level of activity related to this patent infringement case.

Interest and Other Income, Net

Interest and investment income was $3.1 million, $5.6 million and $5.8 million for 2008, 2007 and 2006, respectively. Interest and investment income decreased in 2008 compared to 2007 due to lower average interest rates. Interest and investment income decreased slightly in 2007 compared to 2006 due to lower average interest rates as well as lower average cash balances in 2007.

Interest and other expense in 2008 was $0.4 million, consisting primarily of a $0.5 million other-than-temporary impairment loss related to our long-term investment in a privately-held company that was accounted for using the cost method. Interest and other expense in 2007 was approximately $0.5 million, primarily consisting of a $0.3 million write-off of cumulative translation adjustment loss as a result of the liquidation of our Sweden branch office during the first quarter of 2007 and a $0.2 million other-than-temporary impairment loss related to our long-term investment in a privately-held company.

Provision For (Benefit From) Income Taxes

Our income tax provision (benefit) was $8.3 million, $1.3 million, and ($0.1) million for fiscal 2008, 2007 and 2006, respectively. Our tax provision for 2008 was substantially higher compared to 2007 primarily due to the recording of a valuation allowance against our U.S. net deferred tax assets of $8.6 million offset by a decrease to the Company’s consolidated pre-tax income and the related tax effects in various jurisdictions. Our 2007 provision was higher compared to 2006 primarily due to the effect of significant non-deductible stock-based compensation expenses.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), “Business Combinations”, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for us beginning January 1, 2009 and will be applied prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141(R) will depend on the nature and extent of any business combinations occurring on or after January 1, 2009.

In May 2008, the FASB issued SFAS No. 162 (“SFAS No. 162”), “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States (“GAAP”). While this statement formalizes the sources and hierarchy of GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to U.S. Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is not expected to have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

	Year Ended December 31,		Increase (Decrease)
	2008	2007
	(dollar amounts in thousands)
Net cash provided by operating activities	$3,458	$8,580	$(5,122)	(60)%
Net cash used in investing activities	(1,446)	(14,322)	12,876	90%
Net cash provided by (used in) financing activities	(3,620)	1,488	(5,108)	(343)%
Effect of exchange rate changes on cash and cash equivalents	(77)	(88)	11	(13)%

Net decrease in cash and cash equivalents	$(1,685)	$(4,342)	$2,657	61%

	Year Ended December 31,		Increase (Decrease)
	2007	2006
	(dollar amounts in thousands)
Net cash provided by operating activities	$8,580	$5,660	$2,920	52%
Net cash used in investing activities	(14,322)	(73,129)	58,807	80%
Net cash provided by financing activities	1,488	1,228	260	21%
Effect of exchange rate changes on cash and cash equivalents	(88)	(15)	(73)	487%

Net decrease in cash and cash equivalents	$(4,342)	$(66,256)	$61,914	93%

Our cash and cash equivalents were $52.1 million as of December 31, 2008 and $53.8 million as of December 31, 2007.

Net Cash Provided by Operating Activities

Our positive cash flows from operating activities in 2008 of $3.5 million were attributable to a $7.8 million decrease in accounts receivable due to a decrease in sales and the timing of shipments, a $7.0 million decrease in deferred tax assets primarily due to an increase in our valuation allowance, a $3.2 million decrease in inventory due to lower inventory purchases and increased inventory reserves as a result of a lower sales forecast, and a $0.9 million increase in income tax payable. These cash inflows were partially offset by net loss of $18.4 million, adjusted for non-cash items including $6.3 million of stock-based compensation expense, $3.0 million of depreciation and amortization, a $0.8 million intangible asset impairment charge and a $0.5 million impairment loss on an investment in a privately-held company. Cash outflows also included a $4.6 million decrease in accrued expenses and other long-term liabilities primarily due to a decrease in payroll, bonus and employee benefit related expenses and a $3.3 million decrease in accounts payable due to lower inventory purchases as a result of lower sales.

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

Net Cash Used in Investing Activities

Net cash used in our investing activities was $1.4 million in 2008, primarily consisting of $2.4 million used to purchase property and equipment and $0.6 million used for our June 2008 acquisition of Elite Micro Devices. These cash outflows were partially offset by a $2.0 million collection of a note receivable.

Net cash used in our investing activities were $14.3 million in 2007, primarily consisting of a net cash outflow of $10.8 million to purchase short-term investments, $3.3 million used to purchase engineering equipment, invest in leasehold improvements and upgrade our enterprise software and $2.0 million used to purchase a six-month note issued by a supplier. These uses of cash were offset by approximately $1.1 million of cash received as a result of a final distribution of funds from an escrow account originally established in connection with our acquisition of AP Semi (see Note 4 to our Consolidated Financial Statements included in Part II, Item 8 of this Report for further detail).

Net Cash Provided by Financing Activities

Net cash used in our financing activities in 2008 was $3.6 million, primarily consisting of $5.3 million spent on common stock repurchases, partially offset by $1.3 million of net proceeds from exercises of common stock options.

Net cash provided by our financing activities in 2007 was $1.5 million, primarily consisting of $1.6 million in net proceeds from exercises of common stock options, offset by $0.1 million used to pay our capital lease obligations.

Liquidity

We believe our existing cash, cash equivalents and short-term investments balances will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our liquidity is not impacted by our $2.6 million investments in ARS which were not liquid as of December 31, 2008. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk for more information regarding our ARS.

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

Contractual Obligations

The following table describes our principal contractual cash obligations as of December 31, 2008:

	Total	2009	2010	2011	2012	2013	2014 and beyond
	(in thousands)
Obligations under capital leases	$42	$42	$—	$—	$—	$—	$—
Operating leases	5,503	1,544	1,095	553	568	516	1,227
Purchase commitments(1)	4,086	3,692	394	—	—	—	—

Total contractual obligations	$9,631	$5,278	$1,489	$553	$568	$516	$1,227

(1)	Purchase commitments consist primarily of our commitment to purchase wafers and technology licenses.

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

The table above excludes $3.3 million of liabilities under FASB Interpretation No. 48 (“FIN 48”), as we are unable to reasonably estimate the ultimate amount or timing of settlement.

Common Stock Repurchases

On October 29, 2008, the Company’s board of directors authorized a program to repurchase shares of the Company’s outstanding common stock. Under the stock repurchase program, the Company was authorized to use up to $30 million to repurchase its outstanding common stock. The Company may repurchase shares in the open market or through privately negotiated transactions. During 2008, the Company repurchased a total of 2.1 million shares of its common stock for a total cost of $5.3 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investment portfolio consists mainly of cash equivalents and short-term investments that are classified as available-for-sale securities. These investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by outside professional managers within investment guidelines set by us. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting the investments to high quality debt instruments with relatively short-term maturities.

As of December 31, 2008, our investment portfolio consisted of the following available-for-sale securities:

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Money market funds	$36,489	$—	$—	$36,489
Municipal bonds	26,598	72	(2)	26,668
U.S. government agency bonds	23,091	188	—	23,279
Corporate debt securities	5,492	24	—	5,516
U.S. Treasury bills	2,996	4	—	3,000
Auction rate securities	2,000	—	(167)	1,833

Total	$96,666	$288	$(169)	$96,785

Amounts included in:
Cash equivalents	$37,509	$—	$—	$37,509
Short-term investments	57,157	288	(2)	57,443
Other assets	2,000	—	(167)	1,833

Total	$96,666	$288	$(169)	$96,785

Most of our available-for-sale investments were in fixed rate, interest-earning instruments, which carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to rising interest rates. However, in a declining interest rate environment such as the one we are currently experiencing, as short term investments mature, reinvestment occurs at less favorable market rates.

As of December 31, 2008, our investment portfolio also included $2.6 million of interest bearing auction rate securities (ARS), of which $0.7 million was classified as trading securities and was excluded from the above table. In addition, we were granted ARS exchange rights (“ARS Put Option”) that provide us with the right, but not the obligation, to sell one of our ARS to UBS for par value during the period of June 30, 2010 to July 2, 2012. We recorded the ARS Put Option of $0.4 million and have elected to account for such financial instrument at fair value pursuant to SFAS No. 159.

We used a discounted cash flow model to determine the estimated fair value of our ARS and the ARS Put Option as of December 31, 2008. The assumptions used in preparing the discounted cash flow model included estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, and estimates for the amount of cash flows and expected holding periods of the ARS and the ARS Put Option. These inputs reflect our own assumptions about the assumptions market participants would use in pricing the ARS and the ARS Put Option, including assumptions about risk, developed based on the best information available in the circumstances.

The following table presents the estimated change in the value of our investment portfolio, if interest rates were to change by the amounts indicated (in thousands):

	100 Basis Point Rate Increase	200 Basis Point Rate Increase	100 Basis Point Rate Decrease	200 Basis Point Rate Decrease
Total impact on our investment portfolio	$(207)	$(471)	$268	$287

We do not use derivative financial instruments in our investment portfolio.

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Advanced Analogic Technologies, Inc.

Santa Clara, California

We have audited the accompanying consolidated balance sheets of Advanced Analogic Technologies Incorporated and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, effective January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

San Jose, California

February 26, 2009

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52,094	$53,779
Short-term investments	57,443	60,448

Total cash, cash equivalents and short-term investments	109,537	114,227
Accounts receivable, net of allowances	6,654	14,428
Inventories	9,016	12,214
Prepaid expenses and other current assets	2,100	2,273
Notes receivable	—	2,000
Deferred income taxes	—	591

Total current assets	127,307	145,733
PROPERTY AND EQUIPMENT—NET	5,050	4,699
OTHER ASSETS	4,060	1,377
DEFERRED INCOME TAXES	326	6,815
INTANGIBLES—NET	395	2,127
GOODWILL	16,116	15,717

TOTAL ASSETS	$153,254	$176,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,601	$7,938
Accrued liabilities	3,698	8,472
Income tax payable	28	1,367
Current portion of capital lease obligations	41	151

Total current liabilities	8,368	17,928
Long-term income tax payable	3,326	1,053
Long-term capital lease obligations	—	41
Other long term liabilities	228	155

Total liabilities	11,922	19,177

COMMITMENTS AND CONTINGENCIES (NOTES 8 and 13)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—100,000,000 shares authorized; 45,926,052 shares issued and 43,851,263 outstanding in 2008; 45,355,884 shares issued and outstanding in 2007	46	45
Treasury stock, at cost; 2,074,789 and 0 shares as of December 31, 2008 and December 31, 2007, respectively	(5,262)	—
Additional paid-in capital	173,342	166,763
Deferred stock-based compensation	—	(1,058)
Accumulated other comprehensive loss	(56)	(108)
Accumulated deficit	(26,738)	(8,351)

Total stockholders’ equity	141,332	157,291

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$153,254	$176,468

See accompanying notes to consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amount)

	Year Ended December 31,
	2008	2007	2006
NET REVENUES	$90,339	$109,610	$81,161
Cost of revenues	46,739	50,934	34,556

GROSS PROFIT	43,600	58,676	46,605

OPERATING EXPENSES:
Research and development	29,921	30,991	23,772
Sales, general and administrative	24,681	25,757	22,272
Patent litigation	1,751	3,793	8,536

Total operating expenses	56,353	60,541	54,580

LOSS FROM OPERATIONS	(12,753)	(1,865)	(7,975)
INTEREST AND OTHER INCOME:
Interest and investment income	3,124	5,599	5,823
Interest and other expense	(449)	(529)	(72)

Total interest and other income, net	2,675	5,070	5,751

INCOME (LOSS) BEFORE INCOME TAXES	(10,078)	3,205	(2,224)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	8,309	1,319	(142)

NET INCOME (LOSS)	$(18,387)	$1,886	$(2,082)

NET INCOME (LOSS) PER SHARE:
Basic	$(0.40)	$0.04	$(0.05)
Diluted	$(0.40)	$0.04	$(0.05)
WEIGHTED AVERAGE SHARES USED IN NET INCOME (LOSS) PER SHARE CALCULATION:
Basic	45,535	44,728	43,477
Diluted	45,535	47,007	43,477

See accompanying notes to consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock-based Compen- sation	Accumulated Other Compre- hensive loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
BALANCE—January 1, 2006	43,166	$43	—	$—	$155,002	$(5,444)	$(501)	$(8,698)	$140,402
Net loss								(2,082)	(2,082)
Foreign currency translation adjustments							17		17
Net unrealized gain on available-for-sale investments, net of taxes							4		4

Comprehensive loss									(2,061)

Additional expenses incurred in initial public offering					(5)				(5)
Exercise of common stock options	891	1			979				980
Tax benefit from equity transactions					311				311
Exercise of common stock warrants	8				4				4
Stock-based compensation expense to employees					3,876	102			3,978
Vesting of restricted common stock					153				153
Reversal of deferred stock-based compensation due to employee terminations					(502)	502			—
Amortization of deferred stock-based compensation						1,905			1,905
Stock-based compensation to non-employees					270				270

BALANCE—December 31, 2006	44,065	$44	—	$—	$160,088	$(2,935)	$(480)	$(10,780)	$145,937

Cumulative effect of adoption of FIN 48								543	543

BALANCE—January 1, 2007	44,065	$44	—	$—	$160,088	$(2,935)	$(480)	$(10,237)	$146,480
Net income								1,886	1,886
Foreign currency translation adjustments							272		272
Net unrealized gain on available-for-sale investments, net of taxes							100		100

Comprehensive income									2,258

Exercise of common stock options	1,291	1			1,624				1,625
Stock-based compensation expense to employees					4,635				4,635
Vesting of restricted common stock					23				23
Reversal of deferred stock-based compensation due to employee terminations					(210)	210			—
Amortization of deferred stock-based compensation						1,667			1,667
Stock-based compensation to non-employees					603				603

BALANCE—December 31, 2007	45,356	$45	—	$—	$166,763	$(1,058)	$(108)	$(8,351)	$157,291

See accompanying notes to consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)—(Continued)

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock-based Compen- sation	Accumulated Other Compre- hensive loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Net loss								(18,387)	(18,387)
Foreign currency translation adjustments							78		78
Net unrealized loss on available-for-sale investments, net of taxes							(26)		(26)

Comprehensive loss									(18,335)

Exercise of common stock options	570	1			1,282				1,283
Tax benefit from stock option exercises					16				16
Stock-based compensation expense to employees					5,285				5,285
Vesting of restricted common stock					12				12
Reversal of deferred stock-based compensation due to employee terminations					(27)	27			—
Amortization of deferred stock-based compensation						1,031			1,031
Stock-based compensation to non-employees					11				11
Common stock repurchases			(2,075)	(5,262)	—				(5,262)

BALANCE—December 31, 2008	45,926	$46	(2,075)	$(5,262)	$173,342	$—	$(56)	$(26,738)	$141,332

See accompanying notes to consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(18,387)	$1,886	$(2,082)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,004	2,721	1,820
Stock-based compensation	6,332	6,893	6,143
Intangible asset impairment charge	755	—	—
Net unrealized loss on trading securities	68	—	—
Cumulative effect of adoption of FIN 48	—	543	—
Loss on liquidation of a foreign branch office	—	266	—
Impairment loss on an investment in a privately-held company	508	200	—
Provision for doubtful accounts	5	(6)	(300)
Tax benefit from stock option exercises	16	—	—
Excess tax benefit from employee equity incentive plans	(511)	—	—
(Gain)/Loss on sales of property and equipment	(6)	9	49
In-process research and development	255	—	290
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	7,769	(3,385)	324
Inventories	3,193	(3,724)	(1,005)
Prepaid expenses and other current assets	207	(13)	(429)
Other assets	87	(95)	(72)
Deferred income taxes	7,038	(616)	(922)
Accounts payable	(3,252)	948	600
Accrued expenses and other long-term liabilities	(4,554)	1,782	1,265
Income taxes payable	931	1,171	(21)

Net cash provided by operating activities	3,458	8,580	5,660

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,351)	(3,269)	(1,397)
Proceeds from sales of property and equipment	14	—	—
Purchases of short-term investments	(66,850)	(90,231)	(70,464)
Collection of (investment in) short-term notes receivable (Note 2)	2,000	(2,000)	—
Purchases of long-term investments (Note 2)	(250)	(76)	(900)
Purchase of technology license	(200)	—	—
Proceeds from sales and maturities of short-term investments	66,838	79,479	20,900
Restricted cash escrow funds received (paid)	—	700	(700)
Acquisitions, net of cash acquired (Note 4)	(647)	1,075	(20,568)

Net cash used in investing activities	(1,446)	(14,322)	(73,129)

CASH FLOWS FROM FINANCING ACTIVITIES:
Initial public offering expenses	—	—	(5)
Proceeds from exercise of common stock options	1,283	1,625	984
Excess tax benefit from employee equity incentive plans	511	—	311
Common stock repurchases	(5,262)	—	—
Principal payments on capital lease obligations	(152)	(137)	(62)

Net cash provided by (used in) financing activities	(3,620)	1,488	1,228

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(77)	(88)	(15)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,685)	(4,342)	(66,256)
CASH AND CASH EQUIVALENTS—Beginning of period	53,779	58,121	124,377

CASH AND CASH EQUIVALENTS—End of period	$52,094	$53,779	$58,121

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of restricted common stock	$12	$22	$153
Increases (decreases) in accounts payable and accrued liabilities related to property and equipment purchases	$(234)	$136	$126
Property and equipment acquired under capital leases	$—	$—	$371
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$13	$26	$8
Cash paid for income taxes	$311	$233	$496

See accompanying notes to consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization—Advanced Analogic Technologies Incorporated and its wholly-owned subsidiaries (the “Company”) was incorporated on August 21, 1997 (inception) in California, reincorporated on April 11, 2005 in Delaware and is a supplier of power management semiconductors for consumer electronic devices such as wireless handsets, notebook computers, smartphones, digital cameras and digital audio players. The Company focuses its design and marketing efforts on the application-specific power management needs of consumer communications and computing applications in these rapidly-evolving devices. Through the Company’s “Total Power Management” approach, the Company offers a broad range of products that support multiple applications, features and services across a diverse set of consumer electronic devices.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets, and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of net revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk—Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term and long-term investments and receivables. As specified in the Company’s investment policy, the Company invests only in high-quality credit instruments with maturities of one year or less and limits the amount invested with any one issuer. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company’s top three customers accounted for a total of 68 percent and 65 percent of net accounts receivable at December 31, 2008 and December 31, 2007, respectively.

Cash and Cash Equivalents—Cash equivalents are highly liquid investments purchased with original maturities of 90 days or less at the time of purchase. Investments with maturities of over 90 days at the time of purchase are generally classified as short-term investments.

Investments—The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). The Company applies the provisions of SFAS No. 157 to measure the fair value of its investments. See Note 2—Investments for additional details regarding the Company’s adoption of SFAS No. 157.

Short-term investments consist primarily of high grade debt securities with a maturity of greater than 90 days when purchased. The Company generally classifies investments with maturities greater than one year as short-term investments as it considers all investments a potential source of operating cash, regardless of maturity date. All of the Company’s short-term investments are classified as available-for-sale as of December 31, 2008.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

In accordance with SFAS No. 115, available-for-sale investments are carried at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a separate component of stockholders’ equity.

As of December 31, 2008, the Company’s investments in auction-rate securities (“ARS”) were classified as other long-term assets on its consolidated balance sheet. The Company classified one of its ARS as trading securities, while the remaining ARS were classified as available-for-sale. In accordance with SFAS No. 115, trading securities are carried at fair value with unrealized gains and losses recognized in earnings. See Note 2—Investments for additional information regarding the Company’s ARS investments.

The cost of securities sold is based on the specific identification method. Interest earned on securities is included in “interest and investment income” in the consolidated statements of operations.

The Company’s investment portfolio also consisted of the following investments as of December 31, 2008:

Investment in a privately-held company

The Company’s investment in a privately-held company is carried at cost and evaluated for other than temporary impairment at each reporting period. The Company’s ownership interest is less than 20 percent and is accounted for using the cost method. This investment is included in other long-term assets on the Company’s consolidated balance sheet. See Note 2—Investments for additional information regarding this investment.

Auction-rate securities put option (“ARS Put Option”)

On November 12, 2008, the Company entered into an agreement, that provides the Company with the right, but not the obligation, to sell one of its ARS to UBS AG (“UBS”) for par value during the period of June 30, 2010 to July 2, 2012. The ARS Put Option will provide the Company with the opportunity to recover the estimated unrealized loss on one of its ARS investments. The Company recorded the fair value of the ARS Put Option upon receipt and included it in other long-term assets on its December 31, 2008 consolidated balance sheet. In accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115” (“SFAS No. 159”), which was adopted by the Company on January 1, 2008, the Company elected fair value accounting for the ARS Put Option. Unrealized gains and losses related to the ARS Put Option will be recognized in earnings. See Note 2—Investments for additional information regarding the ARS Put Option.

Inventory—Inventory is stated at the lower of the actual cost (first-in, first-out method) of the inventory or its current market value. Inventory consists of work in process (principally processed wafers and products at third party assembly and test subcontractors) and finished goods. The Company generally writes down inventory for product that is over 12 months old, due to the cyclicality of the market in which the Company operates, inventory levels, obsolescence of technology and product life cycles. Starting from the fourth quarter of 2007, the Company writes down inventory in excess of nine months forecasted product demand to its net realizable value. Previously, the Company generally wrote down to net realizable value inventory in excess of six months forecasted product demand. This change resulted in approximately $0.2 million favorable impact on the Company’s gross profit for 2007. During 2008, 2007 and 2006, the Company recorded inventory write-downs of $4.3 million, $4.2 million and $3.3 million, respectively, due to excess and obsolete inventory.

Property and Equipment—Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over estimated useful

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

lives for office and test equipment of three to five years, computers and software of two to three years, and leasehold improvements over the shorter of the lease term or the estimated useful life of the improvement. Depreciation expense was $1.8 million, $1.6 million and $1.6 million for years 2008, 2007 and 2006, respectively.

Goodwill and Intangible Assets—Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), under which goodwill is no longer subject to amortization. The Company evaluates goodwill for impairment, at a minimum, on an annual basis on September 30 and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.

Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which utilize comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Because the Company has one reporting unit under SFAS No. 142, it assesses goodwill for impairment at the entity level. The Company performed a goodwill impairment analysis as of September 30, 2008 pursuant to the steps and requirements under SFAS No. 142 and determined that goodwill was not impaired.

As of December 31, 2008, the Company determined that goodwill impairment indicators existed, including a decrease in net revenues and a sustained decline in the Company’s market capitalization. In accordance with SFAS No. 142, the Company performed an interim goodwill impairment test as of December 31, 2008. The Company engaged an independent valuation firm to assist with the testing of the carrying value of goodwill. The analysis included estimates of the Company’s fair value using multiple valuation techniques. As a result of the analysis, the Company determined that goodwill was not impaired as of December 31, 2008.

Long-Lived Assets (Excluding Goodwill)—In accordance with Statement of Financial Accounting Statements No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the asset’s carrying value. If the sum is less, the Company recognizes an impairment loss based on the excess of the carrying amount of the asset over its respective fair value. The fair value is estimated using discounted cash flows, appraisals, or other methods. The fair value of the asset then becomes the asset’s new carrying value, which the Company depreciates over the remaining estimated useful life of the asset.

During the quarter ended December 31, 2008, the Company evaluated its property and equipment and intangible assets for impairment. As a result of the impairment test, the Company determined that its intangible assets were impaired due to a decrease in forecasted revenues associated with its acquired intangible assets (see Note 4—Acquisitions for further details regarding Core Technology and Customer Relationships acquired as part of the Company’s acquisition of Analog Power Semiconductor Corporation). The Company estimated the fair value of these assets using a discounted cash flow model in which it estimated future cash flows on a part by part basis for Core Technology and a customer by customer basis for Customer Relationships. Based on the discounted cash flows calculation, the Company determined the carrying amount of these acquired intangible assets exceeded their fair value by $0.8 million. Accordingly, the Company recorded a $0.8 million impairment

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

charge during the quarter ended December 31, 2008. The impairment charge was recognized in the consolidated statements of operations for the year ended December 31, 2008 as a $0.6 million increase to cost of revenues and a $0.2 million increase to sales, general, and administrative expense.

The following table summarizes the Company’s intangible assets as of December 31, 2008 and December 31, 2007, respectively:

	Intangible Assets, Gross		Accumulated Amortization		Intangible Assets, Net
	December 31, 2008	December 31, 2007	December 31, 2008(1)	December 31, 2007	December 31, 2008	December 31, 2007
	(in thousands)
Core technology	$2,900	$2,900	$(2,724)	$(1,129)	$176	$1,771
Customer relationships	580	580	(544)	(224)	36	356
Technology license	200	—	(17)	—	183	—

Total	$3,680	$3,480	$(3,285)	$(1,353)	$395	$2,127

(1)	Accumulated amortization includes a $0.8 million intangible asset impairment charge recorded during the year ended December 31, 2008. See above for further details.

The Company amortizes intangible assets on a straight-line basis over their estimated useful lives. Amortization expense of purchased intangible assets was $1.2 million, $1.2 million and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Future amortization for these intangible assets is expected to be $0.3 million in 2009 and less than $0.1 million in both 2010 and 2011.

Revenue Recognition—The Company recognizes revenues in accordance with Staff Accounting Bulletin No. 104 (“SAB No. 104”), “Revenue Recognition.” SAB No. 104 requires that four basic criteria be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Criteria (1) and (2) are met upon receiving of purchase orders or signing of contracts and upon transfer of title which generally occurs at the time of shipment. Determination of criteria (3) and (4) is based on management’s judgment regarding the determinability of the fees charged for products delivered and the collectibility of those fees. If changes in conditions cause management to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could decline.

A large portion of the Company’s sales is made through distribution arrangements with third parties. These arrangements include stock rotation rights that generally permit the return of up to 5% of the previous six months’ net purchases. The Company generally accepts these returns in the second and fourth quarters of each annual period. The Company records estimated returns at the time of shipment. The Company’s normal payment terms with its distributors are 30 days from invoice date. Certain of the Company’s distributor arrangements include the possibility of sales price rebates on specified products. At the time of shipment, the Company recognizes revenue, estimates the total sales price rebate and reserves for those pricing rebates. The Company has also deferred revenue of $61,000 and $98,000 at December 31, 2008 and 2007, respectively, related to three of its distributors for which the Company is unable to reasonably estimate returns, and recognizes revenues from these distributors upon their subsequent resale to their customers.

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

Years Ended December 31, 2008, 2007 and 2006

estimates, such estimates may differ from actual returns and sales allowances. These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable.

Bad Debt Allowances—The Company monitors the collectibility of accounts receivable primarily through review of the accounts receivable aging. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, the Company assesses the impact on amounts recorded for bad debts and, if necessary, will record a charge in the period such determination is made. In addition, the Company reserves a percentage of its accounts receivable to various customers that are significantly aged based on its historical collection experience. The Company wrote-off accounts receivable of $0 in 2008 and 2007 and $306,000 in 2006.

Warranty Costs—The Company provides a 12-month warranty against defects in materials and workmanship and will either repair the goods, provide replacement products at no charge to the customer or refund amounts to the customer for defective products. The Company records estimated warranty costs, based on historical experience over the preceding 12 months by product, at the time it recognizes product revenues. A summary of the Company’s warranty liability, which is included in accrued liabilities on its consolidated balance sheet, is as follows:

	Year ended December 31,
	2008	2007	2006
	(in thousands)
Balance at beginning of period	$101	$204	$39
Accruals for sales in the period	123	218	319
Costs incurred	(143)	(321)	(154)

Balance at end of period	$81	$101	$204

Restructuring Costs—During the year ended December 31, 2008, a restructuring plan was approved for the purpose of reducing future operating expenses by eliminating approximately 12 percent of the Company’s global workforce. In addition to the reduction in force, the Company closed its offices in Stockholm, Sweden and Paris, France. In accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a restructuring charge of $0.5 million during the year ended December 31, 2008 which consisted of $0.5 million of severance costs related to the reduction in force and less than $0.1 million for office closure and related costs. Of the total $0.5 million restructuring charge, $0.2 million was paid during the quarter ended December 31, 2008. The balance of the Company’s restructuring liability, which was included in accrued liabilities on its condensed consolidated balance sheet, was $0.3 million as of December 31, 2008 and is expected to be paid during the quarter ending March 31, 2009.

Advertising Costs—Advertising costs such as trade shows, promotions, public relations, and publications are expensed as incurred and are included in sales, general and administrative expenses. Advertising costs were $0.7 million, $0.8 million and $0.7 million for 2008, 2007 and 2006, respectively.

Research and Development—Research and development expenses are included in operating expenses as incurred.

Income Taxes—Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, the deferred tax assets and liabilities are estimated based upon the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the Company expects the differences to affect taxable income. The tax consequences of most events

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because the Company assumes that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the consolidated balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, which gives rise to a deferred tax asset or liability.

In preparing its consolidated financial statements, the Company assesses the likelihood that the deferred tax assets will be realized from future taxable income. The Company establishes a valuation allowance if it determines it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in the Company’s consolidated statements of operations as a provision for (benefit from) income taxes. The Company exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets.

The Company estimates the provision for income taxes based on income before income taxes for each tax jurisdiction in which the Company has established operations. The Company does not provide incremental U.S. income taxes on un-remitted foreign earnings taxed at rates less than the U.S. tax rates as such earnings are considered permanently invested.

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

Stock-Based Compensation—On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. The portion of stock-based compensation expense related to options granted prior to April 4, 2005, (the date of the Company’s initial filing of a registration statement for its eventual initial public offering (“IPO”), which is the date the Company is considered a public company under SFAS No. 123(R)) which were previously recorded under the provisions of APB No. 25, were amortized over the respective vesting period and did not include an estimated forfeiture rate. The actual forfeitures of these options were recorded as they occurred. These options granted prior to April 4, 2005 were valued using the intrinsic value method and as of December 31, 2008, the Company has fully amortized the deferred stock based compensation related to these options. Option awards granted after April 4, 2005 and before January 1, 2006

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

were based on grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” The remaining unamortized fair value of these awards upon the adoption of SFAS No. 123(R), as previously calculated using the Black-Scholes option pricing model, was adjusted for an estimated forfeiture rate and amortized over the corresponding remaining vesting period. Option awards granted subsequent to the Company’s adoption of SFAS No. 123(R) on January 1, 2006 are recorded as stock-based compensation expense under the fair value method as prescribed by SFAS No. 123(R). The grant date fair value of these options was also calculated by using the Black-Scholes option pricing model.

The Black-Scholes option pricing model requires the use of highly subjective assumptions which determine the fair value of stock options, including the price volatility of the underlying stock and the stock option’s expected term. For purposes of estimating volatility, the Company uses a combination of historical and market-based implied volatility in accordance with SFAS No. 123(R) and Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”). The estimated expected term of the Company’s stock options represents the weighted-average period that the stock options are expected to remain outstanding. The Company derives the expected term assumption based on the weighted average vesting period of its stock options combined with the average post-vesting holding period of an industry peer group. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the Company’s stock options. The dividend yield is based on the Company’s history and expectation of dividend payouts. The Company has never declared or paid any cash dividends on common stock, and it does not anticipate paying cash dividends in the foreseeable future. Compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2008, excluding amounts related to options granted prior to April 4, 2005, are based on awards that ultimately are expected to vest and have been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. To the extent that the Company revises its estimated forfeiture rate in the future, stock-based compensation expense could be materially impacted in the quarter of revision, as well as in the following quarters.

For further information regarding the Company’s valuation of share-based payment awards and stock-based compensation expense, see Note 6—Stock-based compensation.

Foreign Currency—The functional currencies of the Company’s foreign subsidiaries are their local currency, with the exception of the Company’s Macau, Cayman and Hong Kong entities, which are U.S. dollars. Accordingly, gains and losses from translation of the financial statements of foreign subsidiaries with a local functional currency are reported as a separate component of accumulated other comprehensive loss. Foreign currency transaction gains (losses) were $81,000, $(296,000) and $(37,000) for 2008, 2007 and 2006, respectively. Foreign currency transaction losses in 2007 included a write-off of $266,000 cumulative translation adjustment loss as a result of the liquidation of the Company’s Sweden branch office in the first quarter of 2007.

Comprehensive Income (Loss)—In accordance with SFAS No. 130, “Reporting Comprehensive Income,” the Company reports, by major components and as a single total, the change in its stockholders’ equity during the period from non-owner sources. The unrealized gains and losses on available-for-sale investments and foreign currency translation adjustments are comprehensive income items applicable to the Company. Statements of comprehensive income (loss) have been included within the consolidated statements of stockholders’ equity.

Net Income (Loss) Per Share—The Company calculates net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”). Under SFAS

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

No. 128, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period excluding shares subject to repurchase. Diluted net income per common share reflects the effect of potentially dilutive securities, which consist of common stock options and warrants, common stock subject to repurchase and preferred stock warrants, under the treasury stock method. The effect of potentially dilutive securities is excluded from the computation of diluted net income (loss) per share when their effect is anti-dilutive. A reconciliation of shares used in the calculation of basic and diluted net income (loss) per share is as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Weighted average common shares outstanding	45,553	44,795	43,785
Weighted average shares subject to repurchase	(18)	(67)	(308)

Shares used to calculate basic net income (loss) per share	45,535	44,728	43,477

Effect of dilutive securities:
Common and preferred stock warrants	—	8	—
Common stock options	—	2,204	—
Weighted average shares subject to repurchase	—	67	—

Dilutive potential common stock	—	2,279	—

Weighted average common shares outstanding, assuming dilution	45,535	47,007	43,477

Outstanding stock options of approximately 8.1 million and 2.9 million shares were excluded from the computation of dilutive potential common stock for the years ended December 31, 2008 and 2007, respectively, as they are considered anti-dilutive. For 2006, outstanding common stock options of 2.9 million shares, weighted average shares subject to repurchase of 0.3 million shares and common stock warrants of less than 0.1 million shares were excluded from the computation of dilutive potential common stock, as they were considered anti-dilutive.

Recently Issued Accounting Standards—In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), “Business Combinations”, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and will be applied prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141(R) will depend on the nature and extent of any business combinations occurring on or after January 1, 2009.

In May 2008, the FASB issued SFAS No. 162 (“SFAS No. 162”), “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. While this statement formalizes the sources and hierarchy of GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to U.S. Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

2. INVESTMENTS

The following is a summary of cash equivalents, short-term and long-term investments classified as available-for-sale securities as of December 31, 2008 and 2007:

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Money market funds	$36,489	$—	$—	$36,489
Municipal bonds	26,598	72	(2)	26,668
U.S. government agency bonds	23,091	188	—	23,279
Corporate debt securities	5,492	24	—	5,516
U.S. Treasury Bills	2,996	4	—	3,000
Auction rate securities	2,000	—	(167)	1,833

Total	$96,666	$288	$(169)	$96,785

Amounts included in:
Cash equivalents	$37,509	$—	$—	$37,509
Short-term investments	57,157	288	(2)	57,443
Other assets	2,000	—	(167)	1,833

Total	$96,666	$288	$(169)	$96,785

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Available-for-sale securities:
Money market funds	$11,596	$—	$—	$11,596
Corporate debt securities	39,620	62	(8)	39,674
U.S. government agency bonds	46,618	86	—	46,704
Municipal bonds	1,004	—	—	1,004
Auction rate securities	7,500	—	—	7,500

Total	$106,338	$148	$(8)	$106,478

Amounts included in:
Cash equivalents	$46,022	$8	$—	$46,030
Short-term investments	60,316	140	(8)	60,448

Total	$106,338	$148	$(8)	$106,478

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The contractual maturities of the Company’s cash equivalents, short-term and long-term investments classified as available-for-sale are as follows:

	December 31, 2008	December 31, 2007
	(in thousands)
Due in one year or less	$90,833	$84,944
Due after one year through five years	4,119	14,034
Due after 10 years	1,833	7,500

Total	$96,785	$106,478

Fair value measurements—On January 1, 2008, the Company adopted SFAS No. 159 which permits entities to choose to measure many financial instruments and certain other items at fair value. Upon the adoption of SFAS No. 159, the Company chose not to elect the fair value option for its financial assets and liabilities existing as of January 1, 2008. Further, the Company did not elect the fair value option for any financial assets and liabilities recorded during the year ended December 31, 2008 other than the ARS Put Option received upon the Company entering into an ARS settlement agreement with UBS.

On January 1, 2008, the Company also adopted SFAS No. 157 to measure the fair value of certain of its financial assets required to be measured on a recurring basis.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Under SFAS No. 157, based on the observability of the inputs used in the valuation techniques, the Company is required to provide information according to a fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The following table presents the fair value of the Company’s financial assets as of December 31, 2008, as measured using the SFAS No. 157 input categories:

	Fair Value Measurements as of December 31, 2008 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Available-for-sale securities:
Money market funds	$36,489	$—	$—	$36,489
Municipal bonds	26,668	—	—	26,668
U.S. government agency bonds	23,279	—	—	23,279
Corporate Debt Securities	—	5,516	—	5,516
U.S. Treasury bills	3,000	—	—	3,000
Auction rate securities	—	—	1,833	1,833

Total Available-for-sale securities	$89,436	$5,516	$1,833	$96,785

Other investments:
Auction rate securities classified as trading securities	$—	$—	$720	$720
ARS put option	—	—	412	412
Investment in privately-held company	—	—	644	644

Total Other investments	$—	$—	$1,776	$1,776

Amounts included in:
Cash and cash equivalents	$37,509	$—	$—	$37,509
Short-term investments	51,927	5,516	—	57,443
Long-term investments	—	—	3,609	3,609

Total	$89,436	$5,516	$3,609	$98,561

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using unobservable inputs (Level 3):
	Fair Value Measurement Using Unobservable Inputs (Level 3)
	Auction Rate Securities	ARS Put Option	Investment in privately-held company	Total
Beginning balances as of January 1, 2008	$—	$—	$1,152	$1,152
Transfers in and/or out of Level 3	3,200	—	—	3,200
Unrealized losses included in accumulated other comprehensive loss	(167)	—	—	(167)
Unrealized losses recognized in earnings	(480)	—	(508)	(988)
Purchases, sales, issuances and settlements	—	412	—	412

Ending balances as of December 31, 2008	$2,553	$412	$644	$3,609

The amount of total losses for the period included in other comprehensive loss attributable to the change in unrealized losses relating to assets still held at the reporting date	$(167)	$—	$—	$(167)

The amount of total losses for the period recognized in earnings attributable to the change in unrealized losses relating to assets still held at the reporting date	$(480)	$—	$(508)	$(988)

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Auction-rate securities

As of December 31, 2008, the Company’s investment portfolio included $2.6 million of interest bearing auction rate securities (ARS). The ARS represent investments in debt obligations collateralized by Federal Family Education Program student loans. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The monthly auctions historically provided a liquid market for these securities. However, beginning in fiscal year 2008, uncertainties in the credit markets affected all of the Company’s holdings in ARS investments and auctions for the Company’s ARS have failed to settle on their respective settlement dates. Auctions for the Company’s ARS failed from February 2008 through December 31, 2008. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process.

As a result of the ARS liquidity issues, the ARS were reclassified from short-term investments to other long-term assets during the first quarter of 2008. Historically, the Company classified all of its ARS as available-for-sale and carried the investments at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. While the Company continues to classify some of its ARS as available-for-sale, during the quarter-ended December 31, 2008, one of the Company’s ARS was reclassified to trading securities as a result of the Company entering into a settlement agreement with UBS (“the Agreement”). Under the Agreement, the Company was granted ARS exchange rights (“ARS Put Option”) that provide the Company with the right, but not the obligation, to sell one of its ARS to UBS for par value during the period of June 30, 2010 to July 2, 2012. Upon entering into the Agreement, the Company made an election pursuant to SFAS No. 115 to transfer these auction rate securities from available-for-sale to trading securities.

The Company used a discounted cash flow model to determine the estimated fair value of its ARS and the ARS Put Option as of December 31, 2008. The assumptions used in preparing the discounted cash flow model included estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, and estimates for the amount of cash flows and expected holding periods of the ARS and the ARS Put Option. These inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the ARS and the ARS Put Option, including assumptions about risk, developed based on the best information available in the circumstances. Specifically, the Company estimated the future cash flows of its ARS over the expected holding period using a weighted average interest rate of 1.5% as of December 31, 2008. A discount factor which represents the current market conditions for instruments with similar credit quality, adjusted by 300 basis points to reflect the risk in the marketplace for the ARS, was then applied to the estimated cash flows of the ARS.

Based on this assessment of fair value, during 2008, the Company determined there was a $647,000 decrease in the fair value of its ARS investments. Of the $647,000 pre-tax unrealized loss, $167,000 relates to ARS classified as available-for-sale and is recorded in accumulated other comprehensive income, a separate component of stockholders’ equity. The Company deemed the impairment loss of $167,000 to be temporary as the Company has the ability and intent to hold these ARS investments until a recovery of value or until maturity (ranging from 2025 to 2046). The remaining $480,000 unrealized loss relates to the ARS covered by the Agreement which was reclassified to trading securities during the fourth quarter of 2008. As a result of the reclassification, the $480,000 unrealized loss was recognized in earnings during the fourth quarter of 2008 and was included in interest and other expense on the consolidated statement of operations for the year ended December 31, 2008.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

ARS Put Option

The Company accounts for the ARS Put Option at fair value. On November 12, 2008, the date on which the Company entered into the Agreement, the Company elected to measure the ARS put option at fair value under SFAS No. 159. By electing SFAS No. 159, subsequent changes in the fair value of the ARS Put Option will be offset with changes in the fair value of the related ARS in the Company’s consolidated statements of operations. The Company determined the fair value of the ARS Put Option by using a discounted cash flow model. To determine the fair value of the ARS Put Option, the total cash flows expected to result from exercising the ARS Put Option were discounted based on the Company’s estimates of the likelihood of default by UBS and the expected term of the ARS Put Option. The Company determined the fair value of the ARS Put Option was $412,000 as of December 31, 2008. Accordingly, the Company recorded a gain of $412,000 within interest and other expense on the consolidated statement of operations for the year ended December 31, 2008, and recorded a corresponding asset within other long-term assets on the Company’s consolidated balance sheet.

Investment in a privately-held company

As of December 31, 2008, the Company’s investment portfolio included a $644,000 investment in Alta Analog, Inc. (Alta), a private company which develops analog memory products. The Company’s investment in Alta consists of shares of Series B Preferred Stock of Alta and interest-bearing bridge loans which may be converted into shares of Alta or repaid to the Company. The Company’s total investment in Alta, including shares that would be received upon an assumed conversion of the bridge loans into shares of Alta stock, represented an approximate 13% ownership interest in Alta as of December 31, 2008. This investment is included in other long-term assets on the consolidated balance sheet.

The Company accounts for this investment under the cost method. To determine if impairment exists, the Company monitors Alta’s revenue and earnings trends relative to pre-defined milestones and overall business prospects; the general market conditions in Alta’s industry or geographic area, including adverse regulatory or economic changes; factors related to Alta’s ability to remain in business, such as Alta’s liquidity and the rate at which Alta is using its cash; and Alta’s receipt of additional funding. The Company reviews the Alta investment for impairment indicators on a quarterly basis.

During the fourth quarter of 2007, the Company identified certain events or changes in circumstances that had a significant adverse effect on the fair value of this investment and determined the impairment of this investment was other than temporary. As a result, the Company recorded a $200,000 impairment loss on this investment. During the fourth quarter of 2008, the Company identified impairment indicators that resulted in an additional $508,000 other-than-temporary impairment loss being recorded during the fourth quarter of 2008. The impairment losses were included in interest and other expense on the consolidated statements of operations for the years ended December 31, 2008 and 2007.

Promissory note

In December 2007, the Company invested in a short-term promissory note from one of its vendors. The face value of this note was $2 million with zero stated interest rate. However, the Company received a total service discount of approximately $50,000 from this vendor in lieu of cash interest payments. The Company recorded interest income and service cost over the note term of six months to reflect the service discount received. The Company received the $2 million payment during the quarter ended September 30, 2008.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

3. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

	December 31,
	2008	2007
	(in thousands)
Inventories
Work in process	$5,034	$7,876
Finished goods	3,982	4,338

Total inventories	$9,016	$12,214

Property and equipment, net
Computers and software	$5,426	$4,733
Office and test equipment	6,513	5,744
Leasehold improvements	1,448	1,101

	13,387	11,578
Accumulated depreciation and amortization	(8,337)	(6,879)

Total property and equipment, net	$5,050	$4,699

Accrued liabilities
Accrued payroll and benefits	$1,269	$6,049
Deferred revenue	97	219
Accrued legal and accounting services	746	621
Warranty reserve	81	101
Restructuring reserve	280	—
Accrued payables and other	1,225	1,482

Total accrued liabilities	$3,698	$8,472

4. ACQUISITIONS

Acquisition of AP Semi—On October 31, 2006, the Company acquired Analog Power Semiconductor Corporation (“AP Semi”), a wholly-owned subsidiary of IPCore Technologies Corporation (“IPCore”). AP Semi is a developer of analog power management integrated circuit products, whose technology management believes complements the Company’s ongoing product design and development activities targeted at portable consumer electronic devices. The Company acquired AP Semi for a total consideration of $22.8 million where $20.8 million of the purchase consideration was settled in cash and $1.3 million was incurred by the Company in transaction fees, including legal, valuation and accounting fees. The remaining amount of $700,000 was held in escrow and payable to the employees contingent upon the employees fulfilling a one year service period from the date of the transfer. As of December 31, 2007, this amount was settled and amounts paid to AP Semi employees were accounted for as compensation expenses. The purchase consideration of approximately $22.1 million was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date.

The AP Semi acquisition was accounted for under SFAS No. 141, “Business Combinations” and SFAS No. 142. The results of operations of AP Semi were included in the Company’s consolidated statement of operations from November 1, 2006.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

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

Identifiable intangible assets

Core developed technology—Core developed technology of approximately $2.9 million relates to AP Semi’s analog power management IC technology. At the date of acquisition, the developed technology was complete and had reached technological feasibility. Any costs to be incurred in the future will relate to the ongoing maintenance of the developed technology and will be expensed as incurred. To estimate the fair value of the developed technology, an income approach was used with a discount rate of 25%, which included an analysis of future cash flows and the risks associated with achieving such cash flows. The discount rate was determined after consideration of the Company’s weighted average cost of capital and the weighted average return on assets. The developed technology is being amortized over its estimated useful life of three years.

Customer and distributor relationships—Customer and distributor relationships of approximately $580,000 represented the fair value of existing customer and distributor relationships. To estimate the fair value of the

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

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

The Company recorded an impairment loss of $0.8 million related to the AP Semi intangible assets during the quarter ended December 31, 2008. See Note 1—Business and Significant Accounting Policies for further discussion regarding the impairment charge.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The AP Semi acquisition complements the Company’s ongoing product design and development activities targeted at portable consumer electronic devices, such as digital still cameras, personal media players and mobile phones. The acquisition also creates the ability to extend value to the customers by increasing the Company’s presence in key markets in China, Japan and Taiwan and provide local design support. These opportunities, along with the ability to hire the AP Semi’s workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of goodwill.

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

Years Ended December 31, 2008, 2007 and 2006

Pro forma financial information

The results of operations of AP Semi are included in the Company’s consolidated statement of operations from October 31, 2006, the date of the acquisition. If the Company had acquired AP Semi at the beginning of the periods presented, the Company’s unaudited pro forma revenue, net loss and net loss per share would have been as follows:

2006
(in thousands, except per share data)
Revenue	$83,754
Net loss	$(5,920)
Net loss per share—basic	$(0.14)
Net loss per share—diluted	$(0.14)
Shares used in computing net loss per share—basic	43,477
Shares used in computing net loss per share—diluted	43,477

These results are not necessarily indicative of what the actual results of operations would have been if the acquisition of AP Semi had in fact occurred on the dates or for the periods indicated, nor do they purport to project the results of operations for any future periods or as of any date. These results do not give effect to any cost savings, operating synergies, and revenue enhancements which may result from the acquisition of AP Semi or the costs of achieving these cost savings, operating synergies, and revenue enhancements. The in-process research and development charge of approximately $290,000 is excluded for the year ended December 31, 2006.

Acquisition of Elite—In June 2008, the Company acquired Elite Micro Devices, Inc. (“Elite”), a privately held, Shanghai, China-based audio company for approximately $1.0 million in cash. The Company recorded non-tax deductible goodwill of $0.4 million associated with this acquisition that was accounted for as a business combination under SFAS No. 141. The Company also wrote off $0.3 million of in-process research and development and did not record any intangible assets as a result of the Elite acquisition.

As of December 31, 2008, the goodwill balance associated with the Elite acquisition was $0.4 million.

The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007, (in thousands):

Balance at December 31, 2006	$16,775
Goodwill adjustment	(1,058)

Balance at December 31, 2007	15,717
Increase due to Elite acquisition	399

Balance at December 31, 2008	$16,116

The Company evaluates goodwill for impairment on at least an annual basis and determined that goodwill was not impaired as of December 31, 2008. See Note 1—Business and Significant Accounting Policies for further discussion regarding the Company’s accounting for goodwill.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

5. STOCKHOLDERS’ EQUITY

Common Stock Repurchases—On October 29, 2008, the Company’s board of directors authorized a program to repurchase shares of the Company’s outstanding common stock. Under the stock repurchase program, the Company was authorized to use up to $30 million to repurchase its outstanding common stock. The Company may repurchase shares in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend upon market conditions and other factors, in accordance with Securities and Exchange Commissions requirements.

During 2008, the Company repurchased a total of 2.1 million shares of its common stock for a total cost of $5.3 million. Shares repurchased are accounted for as treasury stock and the total cost of shares repurchased is recorded as a reduction to stockholders’ equity.

Warrants—During the year ended December 31, 2003, in connection with the issuance of a convertible promissory note, the Company issued warrants to purchase 41,953 shares of Series E preferred stock at $2.40 per share. These shares of Series E preferred stock were converted to 41,953 shares of common stock warrants at the time of the Company’s initial public offering. The warrants expired on February 21, 2007.

During the year ended December 31, 2003, the Company issued to consultants warrants to purchase 25,500 shares of common stock at $0.46 per share. The fair value of the warrants was $7,000 based on the Black-Scholes pricing model using the following weighted average assumptions: contractual life of five years, risk-free interest rate of 2.91%, volatility of 70% and no dividends during the contractual term. The warrants expired on May 8, 2008.

6. STOCK-BASED COMPENSATION

Stock Option Plans—The Company’s board of directors and stockholders approved the Company’s 2005 Equity Incentive Plan (the “2005 Plan) in May 2005. The 2005 Plan became effective upon the completion of the Company’s initial public offering in August 2005 and provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to its employees and its parent and subsidiary corporations’ employees, and for the grant of Nonstatutory stock options, restricted stock, stock appreciation rights, performance units and performance shares to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. Options generally vest over fours years and expire in 10 years. As of December 31, 2008, 1.9 million shares were available for future grant under the 2005 Plan.

Under the 1998 Stock Plan (the “1998 Plan “), 11.1 million shares of common stock were authorized for the grant of incentive or nonqualified stock options as of December 31, 2005. Such options generally vest over four years and expire in 10 years. As a result of the approval of the 2005 Plan, no further grants were made under the 1998 Plan.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

A summary of stock option activity for the year ended December 31, 2008 and information regarding stock options outstanding, exercisable, and vested or expected to vest is as follows:

Options	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(in thousands, except years and per share data)
Outstanding at January 1, 2008	8,832	$6.54
Granted	3,605	$3.83
Exercised	(570)	$2.25
Forfeited or expired	(3,218)	$8.27

Outstanding at December 31, 2008	8,649	$5.04	7.69	$3,742

Vested or expected to vest at December 31, 2008	7,305	$5.01	7.46	$3,734

Exercisable at December 31, 2008	3,617	$4.75	5.82	$3,718

The aggregate intrinsic value represents the difference between the Company’s closing stock price on December 31, 2008 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares outstanding.

Stock option valuation and stock-based compensation expense—The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of an award. The Company used the following weighted average assumptions to calculate the fair values of options granted during the years presented:

	Year Ended December 31,
	2008	2007	2006
Volatility	50%	51%	58%
Expected option term (in years)	4.02	4.28	4.68
Risk free interest rate	2.37%	4.45%	4.63%
Expected annual dividend yield	0%	0%	0%

The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations “ or “expirations” and represents only the unvested portion of the surrendered option. The Company re-evaluates forfeiture rates annually and adjusts the rates as necessary.

On October 9, 2008, the Company accepted for exchange from eligible employees (excluding directors, consultants and all executives) options to purchase an aggregate of 1.8 million shares of the Company’s common stock, pursuant to a stock option exchange program (the “2008 Exchange Offer”), giving them the right to tender outstanding stock options that were granted between February 1, 2007 and July 1, 2008. The eligible options were cancelled as of October 9, 2008. The Company granted new options to purchase an equal number of shares of its common stock with an exercise price equal to the fair market value of the Company’s common stock on October 9, 2008, which was $3.08 per share, in exchange for the options cancelled in connection with the offer. These new options vest over four years at a rate of 25 percent after one year, starting on October 9, 2008, and 6.25 percent every three months thereafter. The Company calculated $1.5 million of incremental expense related to the

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

2008 Exchange Offer as required by SFAS No. 123(R). The incremental expense combined with the unamortized cost related to the cancelled options will be amortized over the four year vesting period of the new options.

On January 17, 2007, the Company accepted for exchange from eligible employees (excluding directors and Section 16 officers), options to purchase an aggregate of approximately 1.3 million shares of the Company’s common stock, pursuant to a stock option exchange program (the “2007 Exchange Offer”) under Section 16 of the Securities Exchange Act of 1934, giving them the right to tender outstanding stock options that were granted between August 4, 2005 and September 1, 2006. The eligible options were cancelled as of January 17, 2007. The Company granted new options to purchase an equal number of shares of its common stock with an exercise price at fair market value of $5.80 in exchange for the options cancelled in connection with the offer. These new options vest at the rate of 25 percent after one year starting on January 17, 2007 and 6.25 percent every three months thereafter. The Company calculated incremental compensation costs of $1.5 million related to the 2007 Exchange Offer as required by SFAS No. 123(R), which together with the unamortized costs related to the Old Options, will be amortized over the vesting period of the new options.

The following table summarizes stock-based compensation expense related to stock options under SFAS No. 123(R), including the amortization of the intrinsic value under APB No. 25 for pre-April 4, 2005 options for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Statement of operations classifications
Cost of revenues	$362	$282	$268
Research and development	2,875	2,766	2,403
Sales, general and administrative	3,095	3,845	3,472

Total stock-based compensation expense	$6,332	$6,893	$6,143

The related tax effect for stock-based compensation expense for 2008, 2007 and 2006 was approximately $0.9 million, $1.5 million and $0.2 million, respectively. The related tax effect was determined using the applicable tax rates in jurisdictions to which this expense relates.

The weighted average grant date fair value of options granted during the years 2008, 2007 and 2006 as determined using the Black Scholes pricing model was $2.83, $8.20 and $7.68, respectively.

The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) during 2008, 2007 and 2006 was $2.3 million, $9.2 million and $9.2 million, respectively. The total fair value of options vested during 2008, 2007 and 2006 was $5.5 million, $4.5 million and $5.6 million, respectively.

As of December 31, 2008, there was $21.1 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Deferred Stock Compensation—As discussed in Note 1, the Company accounted for its stock-based awards to employees using the intrinsic value method in accordance with APB 25 before its adoption of SFAS No. 123(R) on January 1, 2006. The Company recorded deferred stock-based compensation equal to the difference between the exercise price and deemed fair value of the Company’s common stock on the date of grant. The compensation is being amortized to expense over the vesting period of the options, generally four

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

years, using the straight-line method. Amortization of such deferred stock-based compensation, net of forfeitures, was $1.0 million, $1.7 million and $1.9 million in 2008, 2007 and 2006, respectively.

During 2006, the Company accelerated certain unvested portions of stock option awards granted to one of its employees. As a result, the Company recorded approximately $211,000 as compensation expense in 2006. Additionally, the Company recorded approximately $549,000 and $153,000 in 2007 and 2006, respectively, as stock-based compensation expense due to acceleration of certain unvested portions of the stock options granted to one of its former employees, as compensation for providing consulting services under a transition agreement.

During the 2008, 2007, and 2006, the Company issued nonstatutory stock options to non-employees. These options were issued for services provided by the non-employees and were immediately vested at the grant date. Accordingly, in 2008, 2007 and 2006, the Company recorded $11,000, $42,000 and $24,600, respectively, of expense associated with stock options granted to non-employees.

7. INCOME TAXES

The components of the provision for (benefit from) income taxes are as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Current:
Federal	$1,208	$1,051	$62
State	43	(26)	21
Foreign	331	717	697

Total current tax	1,582	1,742	780

Deferred:
Federal	4,426	3	(409)
State	2,296	(389)	(219)
Foreign	5	(37)	(294)

Total deferred	6,727	(423)	(922)

Provision for (benefit from) income taxes	$8,309	$1,319	$(142)

The foreign and domestic components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
United States	$(2,089)	$(1,824)	$(8,021)
Foreign	(7,989)	5,029	5,797

Income (loss) before income taxes	$(10,078)	$3,205	$(2,224)

Foreign earnings of approximately $0.1 million were considered to be permanently reinvested in the Company’s foreign operations through 2008. If these earnings were remitted to the U.S., they would be subject to domestic and/or foreign taxes. The determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The effective tax rate differs from the applicable U.S. statutory federal income tax rate for the years ended December 31 as follows:

	Year Ended December 31,
	2008	2007	2006
U.S. statutory federal tax rate	(34.0)%	34.0%	(34.0)%
State taxes, net of federal benefit	(1.6)	(13.0)	(9.4)
Foreign income at higher (lower) rates	39.0	2.8	9.3
Research and development credits	(13.3)	(22.3)	(22.4)
Deferred stock-based compensation	8.8	35.4	44.2
Change in Valuation Allowance	85.7	—	—
Other	(2.2)	4.3	5.8

Effective tax rate	82.4%	41.2%	(6.5)%

The components of deferred income taxes are as follows:

	December 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$317	$333
Research and business tax credits	5,268	4,568
Stock-based compensation	2,312	1,729
Accruals and reserves not currently deductible	1,005	719
Other	79	80

	8,981	7,429
Valuation allowance	(8,655)	(23)

Total	$326	$7,406

SFAS No. 109, Accounting for Income Taxes, requires companies to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, both positive and negative, using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.

The Company assesses, on a quarterly basis, the realizability of its deferred tax assets by evaluating all available evidence, both positive and negative, including: (1) the cumulative results of operations in recent years, (2) the nature of recent losses, (3) estimates of future taxable income and (4) the length of operating loss carryforward periods. During the quarter ended December 31, 2008, the Company’s operating results reflected a cumulative three-year loss. The cumulative three-year loss is considered significant negative evidence which is objective and verifiable. Additional negative evidence included the uncertainty regarding the magnitude and length of the current economic recession and the highly competitive nature of the business. Positive evidence considered by the Company in its assessment included lengthy operating loss carryforward periods, a lack of unused expired operating loss carryforwards, and estimates of future taxable income.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

At December 31, 2008, after considering both the positive and negative evidence, the Company cannot conclude that it is more likely than not that these assets will be realized. Therefore, the Company established a valuation allowance against its US deferred tax assets with a corresponding non-cash charge of approximately $8.6 million to the provision for income taxes.

At December 31, 2008, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $7.0 million and $4.6 million, respectively. The federal and California loss carryforwards expire on various dates both beginning in 2012. At December 31, 2008, the Company also had a net operating loss carryforward for Hong Kong income tax purposes of approximately $1.5 million, which currently has no expiration date. The Company’s available research and business tax credit carry forwards for federal and state income tax purposes are approximately $4.9 million and $5.0 million, respectively. The federal research credits expire on various dates beginning in 2018. California research tax credits can be carried forward indefinitely.

As of December 31, 2008, the Company had not recorded the full cumulative tax benefit related to tax deductions in excess of previously expensed stock-based compensation because of unutilized net operating losses and tax credits. If such tax benefits related to tax deductions in excess of previously expensed stock-based compensation were recognized, approximately $2.8 million would be recorded as an addition to paid-in-capital.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law. A provision in this legislation provided for the extension of the federal research and development tax credit for qualifying expenditures paid or incurred from January 1, 2008 through December 31, 2009. As a result of this new legislation, the Company generated a federal tax credit of $1.0 million for the year ended December 31, 2008 resulting in additional tax credit carryovers.

Commencing on January 1, 2007, uncertain tax positions are accounted for under the provisions of FIN 48, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits for the year ended December 31, 2008 and December 31, 2007 is as follows:

	December 31,
	2008	2007
	(in thousands)
Beginning balance	$5,049	$2,408
Gross increases in tax position in current year	1,259	1,646
Gross increases in tax position for prior years	412	1,031
Settlements/closure of audits	—	(36)

Ending Balance	$6,720	$5,049

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

At December 31, 2008 and 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate, was $6,146,000 and $4,731,000, respectively.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in its provision for income taxes. During the years ended December 31, 2008 and 2007, the Company recognized approximately $77,000 and $60,000, respectively, for interest and penalties, net of taxes. As of December 31, 2008 and 2007, total accrued interest and penalties for unrecognized tax benefits were approximately $253,000 and $218,000, respectively.

The Company is subject to taxation in the United States and various foreign jurisdictions. With the exception of California, the Company’s tax years for 1997 through 2008 are subject to examination by the US tax authorities. In August 2007, the Company closed an audit with the state of California for all tax years from inception through 2004, but the state left open the option to review the Company’s research and development tax credits in the future. The Company is currently under examination by the Internal Revenue Service for the 2005, 2006 and 2007 tax years. As of December 31, 2008, no audit adjustments have been made. The Company is no longer subject to foreign examinations by tax authorities for years before 2002. Although the timing of the resolution and/or closure on audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. However, given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the range of possible adjustments to the balance of gross unrecognized tax benefits.

8. COMMITMENTS

Capital Lease Obligations—As of December 31, 2008 and 2007, the costs of software and equipment under the capital leases included in property and equipment were approximately $371,000. Accumulated amortization of leased equipment at December 31, 2008 and 2007 was approximately $321,000 and $174,000, respectively.

Operating Lease Obligations—The Company leases its primary facility and other offices, under operating leases which expire at various dates through 2016. Rental expense related to the Company’s operating leases totaled $2.0 million, $1.9 million and $1.4 million for 2008, 2007 and 2006, respectively.

As of December 31, 2008, future minimum lease payments under all noncancelable leases are as follows:

	Capital Leases	Operating Leases
	(in thousands)
2009	$42	$1,544
2010	—	1,095
2011	—	553
2012	—	568
2013	—	516
2014 and beyond	—	1,227

Total minimum lease payments	42	$5,503

Less: amount representing interest	(1)

Present value of minimum lease payments	41
Less: current portion	41

Long-term capital lease obligations	$—

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

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

9. EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) tax-deferred savings plan for all employees who meet certain eligibility requirements. Participants may contribute, on a pre-tax basis, not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. Beginning in October 2007, the Company matches employee contributions annually at 100% of the first 3% of employee contributions and 50% of the second 2% of employee contributions. Previously, the Company matched employee contributions annually at 100% of the first 2% of employee contributions and 50% of the second 2% of employee contributions. All matching contributions vest 25% annually over four years. Contributions made by the Company were $524,000, $323,000 and $279,000 for 2008, 2007 and 2006, respectively.

10. MAJOR CUSTOMERS

The following table summarizes net revenue and accounts receivable for customers that accounted for 10% or more of net accounts receivable or net revenues:

	Accounts Receivable		Net Revenues
	December 31,		Year Ended December 31,
Customer	2008	2007	2008	2007	2006
A	30%	19%	25%	20%	28%
B	30	17	20	11	11
C	9	9	10	7	4
D	1	5	10	8	6

11. SEGMENT INFORMATION

As defined by the requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company operates in one reportable segment: the design, development, marketing and sale of power management semiconductor products and solutions for the communications, computing and consumer portable and personal electronics marketplace. The Company’s chief operating decision maker is its chief executive officer. The following is a summary of net revenues by geographic region based on the location to which the product is shipped:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
South Korea	$56,670	$55,951	$45,783
China	14,047	31,714	13,432
Taiwan	13,981	16,442	15,967
United States	1,514	2,712	1,447
Europe	2,155	2,351	3,356
Japan	1,972	440	1,176

Total	$90,339	$109,610	$81,161

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The following is a summary of long-lived assets by geographic region:

	December 31,
Country	2008	2007
	(in thousands)
China	$17,460	$18,705
United States	3,103	4,266
Taiwan	933	639
Japan	230	240
South Korea	39	59
Hong Kong	145	124
Macau	105	69
Europe	10	18

Total	$22,025	$24,120

12. VALUATION AND QUALIFYING ACCOUNTS

The Company had the following activity in its valuation allowances (in thousands):

	Bad Debt	Distributor Stock Rotation	Distributor Price Protection
Balance—January 1, 2006	$306	$237	$434
Charged to costs and expenses	6	1,219	4,156
Deductions	(306)	(1,261)	(3,147)

Balance—December 31, 2006	$6	$195	$1,443
Charged to costs and expenses	—	1,916	7,049
Deductions	(6)	(1,850)	(6,398)

Balance—December 31, 2007	$—	$261	$2,094
Charged to costs and expenses	5	1,063	6,801
Deductions	—	(1,211)	(7,666)

Balance—December 31, 2008	$5	$113	$1,229

13. LITIGATION

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

Years Ended December 31, 2008, 2007 and 2006

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	Mar. 31, 2008	Jun. 30, 2008	Sept. 30, 2008	Dec. 31, 2008
	(in thousands, except per share data)
Net revenues	$25,101	$21,173	$25,436	$18,629
Cost of revenues*	11,369	11,149	12,713	11,508

Gross profit	13,732	10,024	12,723	7,121

Operating expenses:
Research and development*	7,659	7,790	7,462	7,010
Sales, general and administrative*	6,445	6,201	6,112	5,923
Patent litigation	262	482	243	764

Total operating expenses	14,366	14,473	13,817	13,697

Loss from operations	(634)	(4,449)	(1,094)	(6,576)
Interest and other income:
Interest and investment income	1,129	749	700	546
Interest and other expense	15	17	23	(504)

Total interest and other income, net	1,144	766	723	42

Income (loss) before income taxes	510	(3,683)	(371)	(6,534)
Provision for income taxes	64	147	266	7,832

Net income (loss)	$446	$(3,830)	$(637)	$(14,366)

Basic net income (loss) per common share	$0.01	$(0.08)	$(0.01)	$(0.32)
Diluted net income (loss) per common share	$0.01	$(0.08)	$(0.01)	$(0.32)
Shares used in basic net income (loss) per common share	45,491	45,687	45,781	45,183
Shares used in diluted net income (loss) per common share	47,060	45,687	45,781	45,183
* Pre-tax stock-based compensation included in:
Cost of revenues	$77	$95	$110	$80
Research and development	790	773	886	426
Sales, general and administrative	860	1,034	664	537

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

	Three Months Ended
	Mar. 31, 2007	Jun. 30, 2007	Sept. 30, 2007	Dec. 31, 2007
	(in thousands, except per share data)
Net revenues	$21,108	$25,837	$30,600	$32,065
Cost of revenues*	9,932	11,612	14,204	15,186

Gross profit	11,176	14,225	16,396	16,879

Operating expenses:
Research and development*	7,103	7,572	7,948	8,368
Sales, general and administrative*	6,202	6,597	6,373	6,585
Patent litigation	1,589	1,488	580	136

Total operating expenses	14,894	15,657	14,901	15,089

Income (loss) from operations	(3,718)	(1,432)	1,495	1,790
Interest and other income:
Interest and investment income	1,369	1,368	1,408	1,454
Interest and other expense	(271)	(14)	(10)	(233)

Total interest and other income, net	1,098	1,354	1,398	1,221

Income (loss) before income taxes	(2,620)	(78)	2,893	3,011
Provision for income taxes	131	813	316	60

Net income (loss)	$(2,751)	$(891)	$2,577	$2,951

Basic net income (loss) per common share	$(0.06)	$(0.02)	$0.06	$0.07
Diluted net income (loss) per common share	$(0.06)	$(0.02)	$0.05	$0.06
Shares used in basic net income (loss) per common share	44,319	44,602	44,827	45,158
Shares used in diluted net income (loss) per common share	44,319	44,602	47,170	47,767
* Pre-tax stock-based compensation included in:
Cost of revenues	$65	$66	$78	$73
Research and development	611	662	758	735
Sales, general and administrative	1,034	1,019	781	1,011

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included the evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. Our independent auditors have issued an audit report on their assessment of our internal control over financial reporting. This report appears below.

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

None

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Advanced Analogic Technologies, Inc.

Santa Clara, California

We have audited the internal control over financial reporting of Advanced Analogic Technologies Incorporated and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 26, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 26, 2009

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The information required by this item with respect to our executive officers is set forth under the caption “Executive Officers” in Item 1 of this Report and is incorporated herein by reference.

Directors

The information required by this item with respect to our board of directors and committees thereof is set forth in our 2009 Proxy Statement under the caption “Election of Directors” and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in our 2009 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Code of Business Conduct and Ethics

The information required by this item with respect to our Code of Business Conduct and Ethics is set forth in our 2009 Proxy Statement under the caption “Code of Business Conduct and Ethics” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation and Other Matters” in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our 2009 Proxy Statement and with respect to security ownership of certain beneficial owners, directors and executive officers is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships, Related Party Transactions and Director Independence” in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Principal Accounting Fees and Services” in our 2009 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

(1) Financial Statements

The following financial statements and related report are included in Item 8 of this Report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets
•	Consolidated Statements of Operations
•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
•	Consolidated Statements of Cash Flows
•	Notes to Consolidated Financial Statements

(2) Schedules

See Note 12 to Consolidated Financial Statements included in Item 8 of this Report.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, Advanced Analogic Technologies Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California on the 26th day of February, 2009.

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

Signature	Title	Date

/S/ RICHARD K. WILLIAMS Richard K. Williams	President, Chief Executive Officer, Chief Technical Officer and Director (Principal Executive Officer)	February 26, 2009

/S/ BRIAN R. MCDONALD Brian R. McDonald	Chief Financial Officer, Vice President of Worldwide Finance and Secretary (Principal Financial Officer)	February 26, 2009

/S/ ASHOK CHANDRAN Ashok Chandran	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2009

/S/ SAMUEL J. ANDERSON Samuel J. Anderson	Director	February 26, 2009

/S/ JAFF LIN Jaff Lin	Director	February 26, 2009

/S/ THOMAS P. REDFERN Thomas P. Redfern	Director	February 26, 2009

/S/ CHANDRAMOHAN SUBRAMANIAM Chandramohan Subramaniam	Director	February 26, 2009

/S/ THOMAS WEATHERFORD Thomas Weatherford	Director	February 26, 2009

EXHIBIT INDEX

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation of the Registrant

**3.2	Amended and Restated Bylaws of the Registrant

#4.1	Form of the Registrant’s Common Stock Certificate

#10.1	Form of Director and Executive Officer Indemnification Agreement

#10.2	1998 Stock Plan and forms of agreement thereunder

#10.3	2005 Equity Incentive Plan and form of agreement thereunder

#10.4	2005 Employee Stock Purchase Plan and form of agreement thereunder

#10.5	Employment Offer Letter between the Registrant and Richard K. Williams dated September 24, 1998

#10.6	Employment Offer Letter between the Registrant and Brian R. McDonald dated June 21, 2004

#10.7	Office Lease between the Registrant and Wolfe Road Investments No. 3, a partnership, dated August 4, 2004

#10.8	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated July 15, 2005

#10.9†	Joint Development Agreement between the Registrant and GEM Services, Inc. dated June 1, 1999

#10.10	Form of Warrant to Purchase Shares of Series E Preferred Stock

#10.11	Form of Warrant to Purchase Shares of Common Stock

#10.12†	Wafer Foundry Agreement, as amended, between the Registrant and HYNIX Semiconductor America dated June 4, 2002

#10.12.1	Amendment dated effective May 1, 2005 to Wafer Foundry Agreement between the Registrant and HYNIX Semiconductor America dated June 4, 2002

#10.13	Amended and Restated Investors’ Rights Agreement dated October 27, 2003

#10.13.1	Amendment to Amended and Restated Investors’ Rights Agreement dated as of May 18, 2005

#10.14	Amended and Restated Voting Agreement dated October 27, 2003

#10.15	Form of Change of Control Agreement (Chief Executive Officer and Chief Financial Officer)

#10.16	Form of Change of Control Agreement (Vice Presidents)

##10.17	Sublease between Sandisk Corp. and Advanced Analogic Tech. Inc.

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm

24.1	Power of Attorney (See signature page)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Incorporated by reference to the same number exhibit filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
*	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
**	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
##	Incorporated by reference to Exhibit 10.17 of the Registrant’s Current Report on Form 8-K filed on June 25, 2007.
***	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
†	Confidential treatment has been granted for portions of this exhibit.