Form 10-Q
period 2009-03-31
ADVANCED ANALOGIC TECHNOLOGIES INC
filed 2009-04-24
CIK 1104042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(408) 737-4600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 46,089,056 shares of the Registrant’s common stock issued and 42,924,766 shares outstanding as of April 22, 2009.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares and par value)

	March 31, 2009	December 31, 2008 (*)
Assets
Current assets
Cash and cash equivalents	$45,714	$52,094
Short-term investments	57,929	57,443

Total cash, cash equivalents and short-term investments	103,643	109,537
Accounts receivable, net of allowances	9,247	6,654
Inventories	8,749	9,016
Prepaid expenses and other current assets	1,905	2,100

Total current assets	123,544	127,307
Property and equipment, net	4,596	5,050
Other assets	4,175	4,060
Deferred income taxes	260	326
Intangibles, net	315	395
Goodwill	16,116	16,116

Total assets	$149,006	$153,254

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,374	$4,601
Accrued liabilities	3,082	3,698
Income tax payable	223	28
Current portion of capital lease obligations	1	41

Total current liabilities	10,680	8,368
Long-term income tax payable	3,742	3,326
Other long-term liabilities	242	228

Total liabilities	14,664	11,922

Stockholders’ equity
Common stock, $0.001 par value—100,000,000 shares authorized; 46,077,756 and 42,913,466 shares issued and outstanding, respectively, as of March 31, 2009; 45,926,052 and 43,851,263 shares issued and outstanding, respectively, as of December 31, 2008	46	46
Treasury stock, at cost; 3,164,290 and 2,074,789 shares as of March 31, 2009 and December 31, 2008, respectively	(8,561)	(5,262)
Additional paid-in capital	175,000	173,342
Accumulated other comprehensive loss	(197)	(56)
Accumulated deficit	(31,946)	(26,738)

Total stockholders’ equity	134,342	141,332

Total liabilities and stockholders’ equity	$149,006	$153,254

*	Amounts as of December 31, 2008 were derived from the December 31, 2008 audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Net revenue	$16,549	$25,101
Cost of revenue	9,118	11,369

Gross profit	7,431	13,732

Operating expenses:
Research and development	6,583	7,659
Sales, general and administrative	5,429	6,445
Patent litigation	301	262

Total operating expenses	12,313	14,366

Loss from operations	(4,882)	(634)
Interest and other income:
Interest and investment income	371	1,129
Interest and other income (expense), net	(18)	15

Total interest and other income, net	353	1,144

Income (loss) before income taxes	(4,529)	510
Provision for income taxes	679	64

Net income (loss)	$(5,208)	$446

Net income (loss) per share:
Basic	$(0.12)	$0.01
Diluted	$(0.12)	$0.01
Weighted average shares used in net income (loss) per share calculation:
Basic	43,052	45,491
Diluted	43,052	47,060

See accompanying notes to condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,208)	$446
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	537	707
Stock-based compensation	1,575	1,727
Provision for doubtful accounts	8	—
Excess tax benefit from stock options	—	(487)
Tax benefit from stock option exercises	—	46
Net unrealized loss on trading securities	5	—
(Gain) loss on sales of property and equipment	65	(14)
Changes in operating assets and liabilities:
Accounts receivable	(2,601)	575
Inventories	273	(1,816)
Prepaid expenses and other current assets	202	630
Other assets	15	93
Deferred income taxes	(29)	145
Accounts payable	2,767	2,697
Accrued liabilities and other long-term liabilities	(593)	(4,263)
Income taxes payable	611	(250)

Net cash (used in) provided by operating activities	(2,373)	236

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(89)	(1,171)
Purchases of short-term investments	(20,759)	(6,721)
Proceeds from sales and maturities of short-term investments	20,236	28,754
Purchases of long-term investment	(117)	—
Proceeds from sales of property and equipment	—	14

Net cash (used in) provided by investing activities	(729)	20,876

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	77	505
Excess tax benefits from stock options	—	487
Common stock repurchases	(3,299)	—
Principal payments on capital lease obligations	(40)	(37)

Net cash (used in) provided by financing activities	(3,262)	955

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(16)	33

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,380)	22,100
CASH AND CASH EQUIVALENTS—Beginning of period	52,094	53,779

CASH AND CASH EQUIVALENTS—End of period	$45,714	$75,879

NONCASH INVESTING AND FINANCING ACTIVITY:
Increases (decreases) in accounts payable and accrued liabilities related to property and equipment purchases	$(6)	$18
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1	$4
Cash paid for income taxes	$27	$94

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Advanced Analogic Technologies Incorporated (the “Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its annual report on Form 10-K filed with the SEC on February 26, 2009.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other future period. The condensed consolidated balance sheet as of December 31, 2008 is derived from the audited consolidated financial statements as of and for the year then ended.

2. INVESTMENTS

The Company accounts for available-for-sale investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). As of March 31, 2009, the Company had investments in short-term debt instruments and auction rate securities (ARS), which were classified as available-for-sale under SFAS No. 115. Short-term investments consist primarily of investment grade debt securities with a maturity of greater than 90 days at the time of purchase. The Company classifies certain investments with maturities greater than one year as short-term investments as it considers all investments a potential source of operating cash regardless of maturity date. The Company’s debt securities are carried at fair market value with the related unrealized gains and losses included in accumulated other comprehensive loss, which is a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in “Interest income” in the Condensed Consolidated Statements of Operations.

The following is a summary of cash equivalents and investments classified as available-for-sale as of March 31, 2009 and December 31, 2008:

	March 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$37,147	$—	$—	$37,147
U.S. Government agency bonds	29,484	117	(6)	29,595
Municipal bonds	25,471	66	(4)	25,533
U.S. Corporate Debt Securities	2,799	2	—	2,801
Auction rate securities	2,000	—	(148)	1,852

Total	$96,901	$185	$(158)	$96,928

Amounts included in:
Cash and cash equivalents	$37,147	$—	$—	$37,147
Short-term investments	57,754	185	(10)	57,929
Other assets	2,000	—	(148)	1,852

Total	$96,901	$185	$(158)	$96,928

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$36,489	$—	$—	$36,489
U.S. Government agency bonds	23,091	188	—	23,279
Municipal bonds	26,598	72	(2)	26,668
U.S. Corporate Debt Securities	5,492	24	—	5,516
U.S. Treasury bills	2,996	4	—	3,000
Auction rate securities	2,000	—	(167)	1,833

Total	$96,666	$288	$(169)	$96,785

Amounts included in:
Cash and cash equivalents	$37,509	$—	$—	$37,509
Short-term investments	57,157	288	(2)	57,443
Other assets	2,000	—	(167)	1,833

Total	$96,666	$288	$(169)	$96,785

3. FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). The Company applies the provisions of SFAS No. 157 in measuring the fair value of certain of its financial assets required to be measured on a recurring basis.

The following table presents the fair value of the Company’s financial assets as of March 31, 2009, as measured using the SFAS No. 157 input categories:

	Fair Value Measurements as of March 31, 2009 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Available-for-sale securities:
Money market funds	$37,147	$—	$—	$37,147
Municipal bonds	25,533	—	—	25,533
U.S. government agency bonds	29,595	—	—	29,595
Corporate Debt Securities	—	2,801	—	2,801
U.S. Treasury bills	—	—	—	—
Auction rate securities	—	—	1,852	1,852

Total Available-for-sale securities	$92,275	$2,801	$1,852	$96,928

Other investments:
Auction rate securities classified as trading securities	$—	$—	$644	$644
ARS put option	—	—	483	483
Investment in privately-held company (1)	—	—	769	769

Total Other investments	$—	$—	$1,896	$1,896

Amounts included in:
Cash and cash equivalents	$37,147	$—	$—	$37,147
Short-term investments	55,128	2,801	—	57,929
Other assets	—	—	3,748	3,748

Total	$92,275	$2,801	$3,748	$98,824

(1)	The Company’s investment in a privately-held company is accounted for under the cost method. The carrying amount of this investment is adjusted to fair value when impairment charges are recorded for other-than-temporary declines in value. As the impairment assessment is based on unobservable market data, this investment is classified within Level 3 of the SFAS No. 157 fair value hierarchy.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using unobservable inputs (Level 3):

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Auction Rate Securities	ARS Put Option	Investment in privately-held company	Total
	(in thousands)
Beginning balances as of December 31, 2008	$2,553	$412	$644	$3,609
Unrealized gains included in accumulated other comprehensive loss	19	—	—	19
Unrealized gains (losses) recognized in earnings	(76)	71	—	(5)
Purchases, sales, issuances and settlements	—	—	125	125

Ending balances as of March 31, 2009	$2,496	$483	$769	$3,748

The amount of total unrealized gains for the period included in accumulated other comprehensive loss attributable assets still held at the reporting date	$19	$—	$—	$19

The amount of total unrealized gains (losses) for the period recognized in earnings attributable to assets still held at the reporting date	$(76)	$71	$—	$(5)

Auction Rate Securities

As of March 31, 2009, the Company’s investment portfolio included $3.2 million of interest bearing auction-rate securities (“ARS”) with a fair value of $2.5 million, of which $1.9 million was classified as available-for-sale and $0.6 million was classified as trading securities. The ARS represent investments in debt obligations collateralized by Federal Family Education Program student loans. Since fiscal year 2008, uncertainties in the credit markets affected all of the Company’s ARS in that auctions for the ARS have failed to settle on their respective settlement dates. The ARS are classified as other long-term assets because the Company estimates that it will take longer than one year for a future successful auction to take place or to find a buyer outside of the auction process.

During the quarter-ended December 31, 2008, the Company made an election pursuant to SFAS No. 115 to transfer one of its ARS from available-for-sale to trading securities. The election was made upon the Company entering into a settlement agreement with UBS (“the Agreement”). Under the Agreement, the Company was granted ARS exchange rights (“ARS Put Option”) that provide the Company with the right, but not the obligation, to sell this ARS to UBS for par value during the period of June 30, 2010 to July 2, 2012.

The Company uses a discounted cash flow model to determine the estimated fair value of its ARS. The discounted cash flow model includes the Company’s estimates of future cash flows from its ARS over the expected holding period using a weighted average interest rate of 1.5% as of March 31, 2009. A discount factor which represents the current market conditions for instruments with similar credit quality, adjusted by 300 basis points to reflect the risk in the marketplace for the ARS, was then applied to the estimated cash flows of the ARS.

ARS Put Option

As of March 31, 2009, the Company’s investment portfolio included a $0.5 million ARS Put Option. The Company accounts for the ARS Put Option at fair value. On November 12, 2008, the date on which the Company entered into the Agreement, the Company elected to measure the ARS Put Option at fair value under Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”). By electing SFAS No. 159, subsequent changes in the fair value of the ARS Put Option will be offset with changes in the fair value of the related ARS in the Company’s condensed consolidated statements of operations. The Company determines the fair value of the ARS Put Option using a discounted cash flow model. To determine the fair value of the ARS Put Option, the total cash flows expected to result from exercising the ARS Put Option were discounted based on the Company’s estimates of the likelihood of default by UBS and the expected term of the ARS Put Option.

Investment in a Privately-Held Company

As of March 31, 2009, the Company’s investment portfolio included a $0.8 million investment in a privately-held company which develops analog memory products. The investment consists of preferred stock and represents less than a 20% ownership interest. The investment previously included interest-bearing bridge loans which were converted to additional shares of preferred stock during the three months ended March 31, 2009. The Company accounts for this investment using the cost method. The investment in a privately-held company is included in other long-term assets on the condensed consolidated balance sheets.

4. STOCKHOLDERS’ EQUITY

Common Stock Repurchases

On October 29, 2008, the Company’s board of directors authorized a program to repurchase shares of the Company’s outstanding common stock. Under the stock repurchase program, the Company was authorized to use up to $30 million to repurchase its outstanding common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depended upon market conditions and other factors, in accordance with SEC requirements.

During the three months ended March 31, 2009, the Company repurchased a total of 1.1 million shares of its common stock for a total cost of $3.3 million. As of March 31, 2009, the Company has $21.4 million of remaining funds authorized to purchase shares under the stock repurchase plan. Shares repurchased are accounted for as treasury stock and the total cost of shares repurchased is recorded as a reduction to stockholders’ equity.

Stock-Based Compensation Expense and Valuation of Awards

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”). The following table summarizes stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2009 and March 31, 2008:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Cost of revenue	$63	$77
Research and development	700	790
Sales, general and administrative	812	860

Total stock-based compensation expense	$1,575	$1,727

The related tax effect for stock-based compensation expense for the three months ended March 31, 2009 and March 31, 2008 was zero and $0.2 million, respectively. The related tax effect was determined using the applicable tax rates in jurisdictions to which this expense relates. No benefit was recognized for stock-based compensation for the three months ended March 31, 2009 because the Company has a full valuation allowance against its deferred tax assets.

The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of stock options. The Company used the following weighted average assumptions to calculate the fair values of stock options granted during the three months ended March 31, 2009 and March 31, 2008:

	Three Months Ended March 31,
	2009	2008
Volatility	61%	53%
Expected option term (in years)	3.59	4.04
Expected annual dividend yield	0%	0%
Risk-free interest rate	1.29%	2.68%

For purposes of estimating volatility, the Company uses a combination of historical and market-based implied volatility in accordance with SFAS No. 123(R) and Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107“). The estimated expected term of the Company’s stock options represents the weighted-average period that the stock options are expected to remain outstanding. The Company derives the expected term assumption based on the weighted average vesting period of its stock options combined with the average post-vesting holding period of an industry peer group. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the Company’s stock options. The dividend yield is based on the Company’s history and expectation of dividend payouts. The Company has never declared or paid any cash dividends on common stock, and it does not anticipate paying cash dividends in the foreseeable future. Compensation expense for all share-based payment awards is recognized using the straight-line single-option method.

The Company generally grants stock options with a vesting period of four years. During the three months ended March 31, 2009, the Company granted options to purchase 600,000 shares of its common stock with a one year vesting period. As a result of granting stock options with a one year vesting period, the Company’s weighted average expected term assumption for the three months ended March 31, 2009 was lower compared to the three months ended March 31, 2008.

5. NET INCOME (LOSS) PER SHARE

The Company calculates net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”). Under SFAS No. 128, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period excluding shares subject to repurchase. Diluted net income per common share reflects the effects of potentially dilutive securities, which consist of common stock options, warrants and common stock subject to repurchase, under the treasury stock method. The effect of potentially dilutive securities is excluded from the computation of diluted net income (loss) per share when their effect is anti-dilutive.

A reconciliation of shares used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Weighted average common shares outstanding	43,052	45,516
Weighted average shares subject to repurchase	—	(25)

Shares used to calculate basic net income (loss) per share	43,052	45,491

Effect of dilutive securities:
Common stock warrants	—	8
Common stock options	—	1,536
Weighted average shares subject to repurchase	—	25

Dilutive potential common stock	—	1,569

Weighted average common shares outstanding, assuming dilution	43,052	47,060

Approximately 9.0 million and 6.7 million shares of potentially dilutive common shares were excluded from the net income (loss) per share calculation for the three months ended March 31, 2009 and March 31, 2008, respectively, as their inclusion would have been anti-dilutive.

6. OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net income (loss), as reported	$(5,208)	$446
Changes in cumulative translation adjustment	(26)	168
Changes in unrealized gains/losses on investments	(115)	(192)

Total other comprehensive income (loss)	$(5,349)	$422

Total other comprehensive income (loss) for the three months ended March 31, 2009 includes less than $0.1 million of unrealized loss on the Company’s available-for-sale auction rate securities, compared to $0.2 million for the three months ended March 31, 2008. See Note 2 for further information regarding the Company’s auction rate securities.

7. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

	March 31, 2009	December 31, 2008
	(in thousands)
Inventories
Work in process	$5,885	$5,034
Finished goods	2,864	3,982

Total inventories	$8,749	$9,016

Property and equipment, net
Computers and software	$5,265	$5,426
Office and test equipment	6,514	6,513
Leasehold improvements	1,443	1,448

Gross property and equipment	13,222	13,387
Accumulated depreciation and amortization	(8,626)	(8,337)

Total property and equipment, net	$4,596	$5,050

Accrued liabilities
Accrued payroll and benefits	$1,477	$1,269
Deferred revenue	77	97
Accrued legal and accounting services	345	746
Warranty reserve	92	81
Restructuring reserve	—	280
Accrued payables and other	1,091	1,225

Total accrued liabilities	$3,082	$3,698

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination. As of March 31, 2009, the Company’s goodwill balance was $16.1 million, of which $15.7 million relates to the Company’s October 2006 acquisition of Analog Power Semiconductor Corporation and $0.4 million relates to the Company’s June 2008 acquisition of Elite Micro Devices, Inc.

The Company follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), under which goodwill is no longer subject to amortization. The Company evaluates goodwill for impairment, at a minimum, on an annual basis on September 30 and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. During the three months ended March 31, 2009, the Company determined that impairment indicators were not present.

Intangible Assets

The following table summarizes intangible assets as of March 31, 2009 and December 31, 2008, respectively, (in thousands):

	Intangible Assets, Gross		Accumulated Amortization		Intangible Assets, Net
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Core technology	$2,900	$2,900	$(2,777)	$(2,724)	$123	$176
Customer relationships	580	580	(554)	(544)	26	36
Technology license	200	200	(34)	(17)	166	183

Total	$3,680	$3,680	$(3,365)	$(3,285)	$315	$395

The Company amortizes intangible assets on a straight-line basis over the estimated useful life of the assets. Intangible asset amortization expense was $0.1 million and $0.3 million for the three months ended March 31, 2009 and March 31, 2008, respectively. Future amortization expense is expected to be $0.2 million for the remainder of 2009, $0.1 million in 2010 and less than $0.1 million in 2011.

9. SEGMENT INFORMATION

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

The following is a summary of net revenue by geographic region based on the location to which the product is shipped:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
South Korea	$11,797	$14,619
China	2,953	4,742
Taiwan	889	4,578
Europe	375	447
North America (principally United States)	350	489
Japan	185	226

Total	$16,549	$25,101

The following table summarizes net revenue and accounts receivable for customers who accounted for 10% or more of accounts receivable or net revenue, respectively:

	Accounts Receivable as of		Net Revenue Three Months Ended March 31,
	March 31, 2009	December 31, 2008	2009	2008
Customer
A	39%	30%	32%	12%
B	33%	30%	25%	29%
C	5%	8%	7%	10%

10. INCOME TAXES

In accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (APB No. 28), the Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. The Company’s effective tax rate reflects the impact of a significant amount of its earnings being taxed in foreign jurisdictions at rates below the United States statutory tax rate and a valuation allowance maintained on the Company’s deferred tax assets.

The Company recorded a tax provision of approximately $679,000 and $64,000 for the three months ended March 31, 2009 and 2008, respectively. The increase in the Company’s tax provision compared to prior year is primarily due to a full valuation allowance against its United States deferred tax assets at March 31, 2009. Accordingly, no benefit is recognized for stock-based compensation as any increase in the Company’s related deferred tax asset will have a corresponding increase in the Company’s valuation allowance.

The Company established a full valuation allowance against its United States deferred tax assets on December 31, 2008. The Company has established valuation allowances for deferred tax assets based on a “more likely than not” threshold. The Company’s ability to realize its deferred tax assets depends on its ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The Company considers the following possible sources of taxable income when assessing the realization of its deferred tax assets:

•	Future reversals of existing taxable temporary differences;

•	Future taxable income exclusive of reversing temporary differences and carryforwards;

•	Taxable income in prior carryback years; and

•	Tax-planning strategies.

The Company concludes that a valuation allowance is required when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. The Company utilizes a rolling three years of actual results as its primary measure of its cumulative losses in recent years. As of March 31, 2009, the Company continues to have a three year cumulative loss and, therefore, concludes that a valuation allowance is still required.

During the three months ended March 31, 2009, the Company increased its total amount of unrecognized tax benefits as calculated under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”) by approximately $0.4 million, including an accrual of interest and penalties of less than $0.1 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

11. LEGAL PROCEEDINGS

In May 2003, the Company received a letter from Linear Technology Corporation (“Linear Technology”) alleging that certain of its charge pump products infringed United States Patent No. 6,411,531 (‘531 Patent) owned by Linear Technology. In August 2004, the Company received a letter from Linear Technology alleging that certain of its switching regulator products infringed United States Patent Nos. 5,481,178, 6,304,066 and 6,580,258 (‘258 Patent). In response to these letters, the Company contacted Linear Technology to convey its good faith belief that it does not infringe the patents in question. Subsequently, the Company became aware of a marketing campaign conducted by Linear Technology in which it sought to disrupt the Company’s business relationships and sales by suggesting to the Company’s customers that its products infringe the same United States patents mentioned in its two letters to the Company. As a result, in February 2006, the Company initiated a lawsuit against Linear Technology for unfair business practices, interference with existing and prospective customers and trade libel, as well as a declaration of patent invalidity and non-infringement. This case is currently stayed pending the outcome of the United States International Trade Commission (“USITC”) investigation described in the following paragraphs.

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

Linear Technology has appealed portions of the Final Determination to the United States Court of Appeals for the Federal Circuit. This appeal is bifurcated into separate charge pump and switching regulator portions. On August 28, 2008, the Court of Appeals issued a ruling on the charge pump portion and upheld the invalidity of the ‘531 Patent. The Company believes that this ends the unsuccessful attempt by Linear Technology to assert its ‘531 Patent against the Company at the International Trade Commission. The separate appeal for the switching regulator portion remains pending at the United States Court of Appeals for the Federal Circuit.

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

In March 2009, the Company initiated a lawsuit against a small, privately held semiconductor manufacturing company alleging patent infringement of certain of its patented product designs. This case is pending in the United States District Court for the Northern District of California. The Company does not believe that this lawsuit will have a material impact on its business or financial condition.

12. RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Statement of Financial Accounting Standards No. 141(R), “Business Combinations”, as of January 1, 2009. The adoption did not have a material impact on the condensed consolidated financial statements.

In April 2009, the FASB issued Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS
157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. The Company does not expect the adoption of FSP FAS 157-4 to have a significant impact on its financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a significant impact on its financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 will have no impact on the Company’s financial statements.

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

Overview

We are a supplier of power management semiconductors for consumer, communications and computing electronic devices, such as wireless handsets, notebook and tablet computers, smartphones, camera phones, digital cameras, personal media players, personal navigation and GPS devices, Bluetooth headphones and accessories, personal and digital multimedia TVs, set top boxes and displays. We focus our design and marketing efforts on the application-specific power management needs in these rapidly-evolving devices. We currently offer a portfolio of over 650 power management products comprising Power Management application-specific standard products, or ASSPs, and selected general-purpose analog integrated circuits, or ICs, in single-chip, multi-chip and chip-scale packages. We sell directly to original equipment manufacturers, or OEMs, including LG Electronics, Inc., Samsung Electronics Co., Ltd., Sony

Ericsson Mobile Communications AB, ZTE Corporation and Flextronics International Ltd. We sell through distributors and original design manufacturers, or ODMs, and to other system designers, including USI Corporation, Longcheer Holdings Ltd., Tianyu Communication Equipment Co., Ltd., Foxconn Electronics Inc. and Gemtek Technology Co. Ltd.

Our net revenue for the three months ended March 31, 2009 decreased 34% compared to the three months ended March 31, 2008 as a result of a decrease in demand for our products primarily in Taiwan, Korea and China. Gross margin for the three months ended March 31, 2009 decreased to 44.9% compared to 54.7% for the three months ended March 31, 2008 primarily due to an unfavorable change in product mix and lower average selling prices.

Cash, cash equivalents and short term investments as of March 31, 2009 decreased by $6 million to approximately $104 million compared to December 31, 2008, primarily due to $3 million used to repurchase shares of our common stock during the three months ended March 31, 2009 and $2 million used in operating activities. We continue to be debt free as of March 31, 2009.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts in our condensed consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenues, inventory valuation, stock-based compensation, income taxes, goodwill, investments and long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Management believes that there have been no significant changes during the three months ended March 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

The following table sets forth our unaudited historical operating results, in dollar amounts and as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2009		2008
	(in thousands, except percentages)
Net revenue	$16,549	100.0%	$25,101	100.0%
Cost of revenue	9,118	55.1	11,369	45.3

Gross profit	7,431	44.9	13,732	54.7
Operating expenses:
Research and development	6,583	39.8	7,659	30.5
Sales, general and administrative	5,429	32.8	6,445	25.7
Patent litigation	301	1.8	262	1.0

Total operating expenses	12,313	74.4	14,366	57.2

Loss from operations	(4,882)	(29.5)	(634)	(2.5)
Interest and other income:
Interest and investment income	371	2.2	1,129	4.5
Interest and other income (expense), net	(18)	(0.1)	15	0.1

Total interest and other income, net	353	2.1	1,144	4.6

Income (loss) before income taxes	(4,529)	(27.4)	510	2.1
Provision for income taxes	679	4.1	64	0.3

Net income (loss)	$(5,208)	(31.5)%	$446	1.8%

Comparison of Three Months ended March 31, 2009 and March 31, 2008

Revenues

The following table illustrates our net revenue by principal product families:

	Three Months Ended March 31,
	2009		2008
	Amount	Percent of net revenue	Amount	Percent of net revenue
	(in thousands, except percentages)
Display and Lighting Solutions	$11,493	69%	$14,837	59%
Voltage Regulation and DC/DC Conversion	1,791	11%	5,900	24%
Interface and Power Management	2,830	17%	4,019	16%
Battery Management	435	3%	345	1%

Total	$16,549	100%	$25,101	100%

Our net revenue for the three months ended March 31, 2009 decreased by $8.6 million or 34% compared to the three months ended March 31, 2008. This decrease reflected lower sales of all our product families except for Battery Management, as a result of decreased demand. Total unit shipments in the three months ended March 31, 2009 decreased 23% compared to the three months ended March 31, 2008 while the average selling prices decreased by approximately 6%.

Geographically, sales decreased in all regions during the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Sales in Korea for the three months ended March 31, 2009 decreased 19% compared to the same period a year ago due to lower sales to a major customer. Sales in China for the three months ended March 31, 2009 decreased 38% compared to the same period a year ago due to lower shipments to our distributors as a result of lower demand.

Gross Profit

	Three Months Ended March 31,
	2009	2008	Increase (Decrease)
	(in thousands, except percentages)
Net revenue	$16,549	$25,101	$(8,552)	(34%)
Cost of revenue	9,118	11,369	(2,251)	(20%)

Gross profit	$7,431	$13,732

Gross profit margin percentage	44.9%	54.7%	(9.8%)

Our gross margin was 44.9% for the three months ended March 31, 2009, compared to 54.7% for the three months ended March 31, 2008. Approximately 8 percentage points of this decrease was due to the unfavorable impact of a change in product mix and decreased selling prices. Approximately 2 percentage points of this decrease was due to the unfavorable impact to gross margin as a result of higher excess inventory charges resulting from lower demand for our products than anticipated, as described below.

During the three months ended March 31, 2009, our gross inventory write-down was approximately $1.1 million, partially offset by the sale of $0.4 million of previously written down inventory. During the three months ended March 31, 2008, our gross inventory write-down was approximately $0.8 million, partially offset by the sale of $0.3 million of previously written down inventory.

Research and Development

	Three Months Ended March 31,
	2009	2008	Increase (Decrease)
	(in thousands, except percentages)
Research and development	$6,583	$7,659	$(1,076)	(14%)
Percentage of net revenue	39.8%	30.5%	9.3%

Research and development expenses for the three months ended March 31, 2009 decreased by $1.1 million as compared to the three months ended March 31, 2008 primarily due to a $0.8 million decrease in payroll and personnel related expenses. Payroll and personnel related expenses were lower during the three months ended March 31, 2009 as a result of lower headcount due to our December 2008 reduction in workforce and other cost reduction measures implemented.

Sales, General and Administrative

	Three Months Ended March 31,
	2009	2008	Increase (Decrease)
	(in thousands, except percentages)
Sales, general and administrative	$5,429	$6,445	$(1,016)	(16%)
Percentage of net revenue	32.8%	25.7%	7.1%

Sales, general and administrative expenses for the three months ended March 31, 2009 decreased by $1.0 million as compared to the three months ended March 31, 2008 primarily due to a $0.6 million decrease in payroll and personnel related expenses and a $0.3 million decrease in audit expenses incurred. Payroll and personnel related expenses were lower during the three months ended March 31, 2009 as a result of lower headcount due to our December 2008 reduction in workforce and other cost reduction measures implemented.

Patent Litigation

	Three Months Ended March 31,
	2009	2008	Increase (Decrease)
	(in thousands, except percentages)
Patent litigation	$301	$262	$39	15%
Percentage of net revenue	1.8%	1.0%	0.8%

Patent litigation expense increased slightly during the three months ended March 31, 2009 compared to the three months ended March 31, 2008. We believe that we will continue to incur significant litigation expenses for the remainder of 2009 and future years. For a description of our litigation, please see Part II, Item 1 - Legal Proceedings - for further details.

Interest and Investment Income

Interest and investment income was $0.4 million for the three months ended March 31, 2009, compared to $1.1 million for the three months ended March 31, 2008 primarily due to lower average interest rates.

Interest and Other Income (Expense), Net

Interest and other expense, net was insignificant for both the three months ended March 31, 2009 and March 31, 2008.

Provision for Income Taxes

In accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (APB No. 28), we adjust our effective tax rate each quarter to be consistent with the estimated annual effective tax rate. We also record the tax effect of unusual or infrequently occurring discrete items including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the United States statutory tax rate and a valuation allowance maintained on our deferred tax assets.

We recorded a tax provision of approximately $679,000 and $64,000 for the three months ended March 31, 2009 and 2008, respectively. The increase in our tax provision compared to prior year is primarily due to a full valuation allowance against our United States deferred tax assets at March 31, 2009. Accordingly, no benefit is recognized for stock-based compensation as any increase in our related deferred tax asset will have a corresponding increase in our valuation allowance.

We established a full valuation allowance against our United States deferred tax assets on December 31, 2008. We have established valuation allowances for deferred tax assets based on a “more likely than not” threshold. Our ability to realize our deferred tax assets depends on our ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We consider the following possible sources of taxable income when assessing the realization of our deferred tax assets:

•	Future reversals of existing taxable temporary differences;

•	Future taxable income exclusive of reversing temporary differences and carryforwards;

•	Taxable income in prior carryback years; and

•	Tax-planning strategies.

We conclude that a valuation allowance is required when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling three years of actual results as our primary measure of its cumulative losses in recent years. As of March 31, 2009, we continue to have a three year cumulative loss and, therefore, conclude that a valuation allowance is still required.

During the three months ended March 31, 2009, we increased our total amount of unrecognized tax benefits as calculated under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”) by approximately $0.4 million, including an accrual of interest and penalties of less than $0.1 million. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.

Recent Accounting Pronouncements

We adopted the provisions of Statement of Financial Accounting Standards No. 141(R), “Business Combinations”, as of January 1, 2009. The adoption did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. We do not expect the adoption of FSP FAS 157-4 to have a significant impact on our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We do not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a significant impact on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 will have no impact on our financial statements.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2009	2008	Increase (Decrease)
	(in thousands, except percentages)
Net cash (used in) provided by operating activities	$(2,373)	$236	$(2,609)	(1,106%)
Net cash (used in) provided by investing activities	(729)	20,876	(21,605)	(103%)
Net cash (used in) provided by financing activities	(3,262)	955	(4,217)	(442%)
Effect of exchange rate changes on cash and cash equivalents	(16)	33	(49)	(148%)

Net (decrease) increase in cash and cash equivalents	$(6,380)	$22,100	$(28,480)

Net Cash (Used in) Provided by Operating Activities

Cash used in operating activities consisted primarily of the net loss of $5.2 million, less non-cash items including $1.6 million of stock-based compensation expense and $0.5 million of depreciation and amortization, and $2.6 million used for the increase in accounts receivable as a result of higher sales near the end of the period. The cash outflows were partially offset by the $2.8 million increase in accounts payable due to the timing of inventory purchases and payments.

Net cash provided by operating activities was $0.2 million for the three months ended March 31, 2008. Net income of $0.5 million was adjusted for non-cash charges consisting primarily of $0.7 million of depreciation and amortization expense and $1.7 million of stock-based compensation expense. Amortization expense included $0.3 million related to the AP Semi acquisition. Accounts payable increased by $2.7 million due to increased purchases of materials and services to meet expected demand. Accrued liabilities decreased by $4.3 million as we paid out 2007 bonuses during the first quarter of 2008. Inventory increased by $1.8 million in anticipation of sales during the remainder of 2008.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $0.7 million for the three months ended March 31, 2009, primarily as a result of $20.8 million used to purchase short-term investments and $0.1 million used to increase our long-term investment in a privately held company, partially offset by $20.2 million proceeds from sales and maturities of short-term investments.

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

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $3.3 million for the three months ended March 31, 2009, primarily due to our repurchases of our common stock during the period.

Net cash provided by financing activities was $1.0 million for the three months ended March 31, 2008, primarily from net proceeds of $0.5 million from exercises of common stock options and $0.5 million of excess tax benefit from employee stock options.

Liquidity

Our cash, cash equivalents and short term investments were $103.6 million as of March 31, 2009 and $109.5 million as of December 31, 2008. We believe our existing cash, cash equivalents and short-term investment balances, as well as any cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Contractual Obligations

The following table describes our principal contractual cash obligations as of March 31, 2009:

	Total	Remaining 2009	2010	2011	2012	2013	2014 and beyond
	(in thousands)
Obligations under capital leases	$1	$1	$—	$—	$—	$—	$—
Operating leases	5,174	1,197	1,113	553	568	516	1,227
Purchase commitments (1)	4,381	4,184	197	—	—	—	—

Total contractual obligations	$9,556	$5,382	$1,310	$553	$568	$516	$1,227

(1)	Purchase commitments consist primarily of our commitment to purchase wafers and technology licenses.

Common Stock Repurchases

On October 29, 2008, our board of directors authorized a program to repurchase shares of our outstanding common stock. Under the stock repurchase program, we are authorized to use up to $30 million to repurchase our outstanding common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depended upon market conditions and other factors, in accordance with Securities and Exchange Commissions requirements.

During the three months ended March 31, 2009, we repurchased a total of 1.1 million shares of our common stock for a total cost of $3.3 million. As of March 31, 2009, we had $21.4 million of remaining funds authorized to purchase shares under the stock repurchase plan. Shares repurchased are accounted for as treasury stock and the total cost of shares repurchased is recorded as a reduction to stockholders’ equity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2009, we had cash and cash equivalents totaling $45.7 million, compared to $52.1 million at December 31, 2008. At March 31, 2009, we had $57.9 million in short-term investments as compared to $57.4 million at December 31, 2008. Cash equivalents have an original or remaining maturity when purchased of 90 days or less; short-term investments generally have an original or remaining maturity when purchased of greater than 90 days. Our investment policy places emphasis on instruments with more liquidity.

The taxable equivalent interest rates for the three months ended March 31, 2009 and 2008, on those cash equivalents and short-term investments average approximately 1.4% and 4.0%, respectively. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. While none of the securities in which we invested are secured by real estate, these securities may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and treasury notes.

A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at March 31, 2009 would cause the fair value of these investments to decrease by approximately $0.3 million, which would not significantly impact our financial position or results of operations. Declines in interest rates over time will result in lower interest income. Based upon our analysis the fair values did not change materially as our investments are of short duration.

As of March 31, 2009, our investment portfolio included $3.2 million of interest bearing auction rate securities (“ARS”) with a fair value of $2.5 million, of which $1.9 million was classified as available-for-sale and $0.6 million was classified as trading securities. In addition, our investment portfolio included $0.5 million of ARS exchange rights (“ARS Put Option”) that provide us with the right, but not the obligation, to sell one of our ARS to UBS for par value during the period of June 30, 2010 to July 2, 2012. Upon initial recognition of the ARS Put Option, we made an election to account for this financial instrument at fair value pursuant to SFAS No. 159.

We used a discounted cash flow model to determine the estimated fair value of our ARS and the ARS Put Option as of March 31, 2009. The assumptions used in preparing the discounted cash flow model included estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, and estimates for the amount of cash flows and expected holding periods of the ARS and the ARS Put Option. These inputs reflect our own assumptions about the assumptions market participants would use in pricing the ARS and the ARS Put Option, including assumptions about risk, developed based on the best information available in the circumstances.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of March 31, 2009, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2009 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In May 2003, we received a letter from Linear Technology Corporation (“Linear Technology”) alleging that certain of our charge pump products infringed United States Patent No. 6,411,531 (‘531 Patent) owned by Linear Technology. In August 2004, we received a letter from Linear Technology alleging that certain of our switching regulator products infringed United States Patent Nos. 5,481,178, 6,304,066 and 6,580,258 (‘258 Patent). In response to these letters, we contacted Linear Technology to convey our good faith belief that we do not infringe the patents in question. Subsequently, we became aware of a marketing campaign conducted by Linear Technology in which it sought to disrupt our business relationships and sales by suggesting to our customers that our products infringe the same United States patents mentioned in its two letters to us. As a result, in February 2006, we initiated a lawsuit against Linear Technology for unfair business practices, interference with existing and prospective customers and trade libel, as well as a declaration of patent invalidity and non-infringement. This case is currently stayed pending the outcome of the United States International Trade Commission (“USITC”) investigation described in the following paragraphs.

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

Linear Technology has appealed portions of the Final Determination to the United States Court of Appeals for the Federal Circuit. This appeal is bifurcated into separate charge pump and switching regulator portions. On August 28, 2008, the Court of Appeals issued a ruling on the charge pump portion and upheld the invalidity of the ‘531 Patent. We believe that this ends the unsuccessful attempt by Linear Technology to assert its ‘531 Patent against us at the International Trade Commission. The separate appeal for the switching regulator portion remains pending at the United States Court of Appeals for the Federal Circuit.

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

In March 2009, we initiated a lawsuit against a small, privately held semiconductor manufacturing company alleging patent infringement of certain of our patented product designs. This case is pending in the United States District Court for the Northern District of California. We do not believe that this lawsuit will have a material impact on our business or financial condition.

ITEM 1A.	RISK FACTORS

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

We received an aggregate of approximately 88% and 87% of our net revenues from our ten largest customers for the three months ended March 31, 2009 and March 31, 2008, respectively. Any action by one of our largest customers that affects our orders, product pricing or vendor status could significantly reduce our revenues and harm our financial results.

We receive a substantial portion of our revenues from two of our OEM customers, Samsung of South Korea and LG Electronics Inc. of South Korea, as well as from a few of our distributors, such as ChiefTech Electronics Ltd. of China. LG Electronics, our largest direct customer in 2008 and 2007, represented 25% and 29% of net revenues for the three months ended March 31, 2009 and March 31, 2008, respectively. Sales to Samsung accounted for 32% of our net revenue for the three months ended March 31, 2009 and 12% of net revenues for the three months ended March 31, 2008. Additionally, we sell to a number of contract manufacturers of Samsung. Total sales to Samsung and its contract manufacturers represented 44% and 25% of our net revenue for three months ended March 31, 2009 and March 31, 2008, respectively. One distributor, ChiefTech Electronics Limited, accounted for 7% and 10% of our net revenue for the three months ended March 31, 2009 and March 31, 2008, respectively.

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

As of March 31, 2009, our investment portfolio included $2.5 million of interest bearing auction rate securities (ARS). Our ARS represent investments in debt obligations collateralized by Federal Family Education Program student loans. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The monthly auctions historically provided a liquid market for these securities. However, beginning in 2008, uncertainties in the credit markets have affected all of our holdings in ARS and auctions for our investments in these securities have failed to settle on their respective settlement dates. Auctions for our investments in these securities continued to fail through March 31, 2009.

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

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. Our competitiveness and future success depends on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. A fundamental shift in technologies in any of our product markets could harm our competitive position within these markets. Our failure to anticipate these shifts, to develop new technologies or to react to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenues and a loss of design wins to our competitors. For example, we introduced approximately 70 new products in 2008, however many of them have not yet been adopted by our customers. The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors, including:

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

We may not have the expertise we need to successfully define or develop products for new market opportunities, and we may lack the sales connections and applications expertise to secure orders for such products. Identifying and hiring such resources be difficult and we may not be successful in identifying and hiring necessary personnel. Attempts to balance product development and sales efforts between new and existing applications may delay our entrance into new markets and make it more difficult to penetrate new customers and application opportunities in the future.

Due to defects and failures that may occur, our products may not meet specifications, which may cause customers to return or stop buying our products and may expose us to product liability claims.

Our customers generally establish demanding specifications for quality, performance and reliability that our products must meet. Integrated circuits as complex as ours often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments, which might require product replacement or recall. In addition, our customers may not use our products in a way that is consistent with our published specifications. If defects and failures occur in our products during the design phase or after, or our customers use our products in ways that are not consistent with their intended use, we could experience lost revenues, increased costs, including warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, or product returns or discounts, any of which would harm our operating results. We cannot assure you that we will have sufficient resources, including any available insurance, to satisfy any asserted claims.

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

We obtain a portion of our revenues through sales to distributors located in Asia who act as our fulfillment representatives. Sales to distributors accounted for 22% and 37% of our revenues for the three months ended March 31, 2009 and March 31, 2008, respectively. In the normal course of their operation as fulfillment representatives, these distributors typically perform functions such as order scheduling, shipment coordination, inventory stocking, payment and collections and, when applicable, currency exchange between purchasers of our products and these distributors. Our distributors’ compensation for these functions is reflected in the price of the products we sell to these distributors. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. If these distributors are unable to pay us in a timely manner or if we anticipate that they will not pay us, we may elect to withhold future shipments, which could adversely affect our operating results. If one of our distributors experiences severe financial difficulties, becomes insolvent or declares bankruptcy, we could lose product inventory held by that distributor and we could be required to write off the value of any receivables owed to us by that distributor. We could also be required to record bad debt expense in excess of our reserves. We may not be successful in recognizing these indications or in finding replacement distributors in a timely manner, or at all, any of which could harm our operating results, cash flow and financial condition.

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

If our relationship with any of our distributors deteriorates or terminates, it could lead to a temporary or permanent loss of revenues until a replacement sales channel can be established to service the affected end-user customers, as well as inventory write-offs or accounts receivable write-offs. In addition, we also may be obligated to repurchase unsold products from a distributor if we decide to terminate our relationship with that distributor.

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

Our products are used primarily in the mobile consumer electronic devices market. For the foreseeable future, we expect to see the significant majority of our revenues continue to come from this market, especially in wireless handsets. If consumer demand for these products declines and fewer mobile customer electronic devices are sold, our revenues will decrease significantly. For example, in the second half of 2008, and particularly later in the fourth quarter, we experienced a significant decrease in worldwide billings to our customers, suggesting that our customers have been reacting to decreased consumer demand for their end products. In an adverse economic climate such as the current worldwide financial crisis, consumers are less likely to prioritize purchasing new mobile consumer electronic devices or upgrading existing devices. In addition, if we are unsuccessful in identifying alternative markets for our products in a timely manner, our operating results will suffer dramatically.

Substantially all of our manufacturing suppliers, customers and operations are located in Asia, which subjects us to additional risks, including regional economic influences, logistical complexity, political instability and natural disasters including earthquakes.

We conduct, and expect to continue to conduct, almost all of our business with companies that are located outside the United States. Based on ship-to locations, more than 95% of our revenues for both the three months ended March 31, 2009 and March 31, 2008 came from customers in Asia, particularly South Korea, Taiwan, China and Japan. A vast majority of our contract manufacturing operations are located in South Korea, Taiwan, Malaysia and China. In addition, we have a design center in Shanghai, China. As a result of our international focus, we face several challenges, including:

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

We are also more susceptible to the regional economic impact of health crises. Because we anticipate that we will continue to rely heavily on foreign companies or United States companies operating in Asia for our future growth, the above risks and issues that we do not currently anticipate could adversely affect our ability to conduct business and our results of operations.

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

In economic downturns where consumer demand for our customer’s products is reduced or delayed, we expect lower revenue and reduced profitability. In response to these downturns, we may implement certain cost reduction actions including spending controls, forced holidays and company shutdowns, employee layoffs, shortened work-weeks, and involuntary salary reductions. It is uncertain what affect such measures may have on our ability to retain key talent and staff members, or our ability to rehire employees should business improve. For example, in December 2008, we reduced our headcount by 12% globally and announced employee salary reductions. It is unclear what long term affect these actions may have on our ability to recruit and retain engineering, sales and managerial talent.

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

Intellectual property litigation could result in significant costs, reduce sales of our products and cause our operating results to suffer.

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

Uncertainty over the outcome of our litigation with Linear Technology may cause our customers or potential customers to elect not to include our products that are the subject of this litigation into the design of their systems. Once a customer’s system designer initially chooses a competitor’s product for a particular electronic system, it becomes significantly more difficult for us to sell our products for use in that electronic system, because changing suppliers can involve significant cost, time, effort and risk for our customers. As a result, our litigation with Linear Technology or any similar future litigation may result in significantly increased expenses on a quarterly basis. If we are unsuccessful in any such litigation, our business and our ability to compete in foreign markets could be harmed, and we could be enjoined from selling the accused products, either directly or indirectly, which could have a material adverse impact on our revenues, financial condition, results of operations and cash flows.

Our failure to protect our intellectual property rights adequately could impair our ability to compete effectively or to defend ourselves from litigation, which could harm our business, financial condition and results of operations.

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements to protect our proprietary technologies and know-how. While we have more than 110 patents issued or allowed in the United States or foreign countries and a larger number of pending applications, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be challenged or circumvented by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our United States patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Many United States-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products.

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

Additionally, general worldwide economic conditions have recently experienced a downturn due to slower economic activity, concerns about inflation and deflation, fears of recession, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, recent international conflicts and terrorist and military activity and the impact of natural disasters and public health emergencies. Our operations and performance depend significantly on worldwide economic conditions and their impact on consumer spending, which has recently deteriorated significantly in many countries and regions, including the United States and Asia, and may remain depressed for the foreseeable future. For example, some of the factors that could influence consumer spending include conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results. In addition, these conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause United States and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the semiconductor industry. If the economy or markets in which we operate do not continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We repurchase shares of our common stock under our stock repurchase program announced on October 29, 2008. Under the stock repurchase program, we are authorized to use up to $30 million to repurchase our outstanding common stock. We may repurchase shares in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depends upon market conditions and other factors, in accordance with SEC requirements.

We have entered into agreements pursuant to SEC Rule 10b5-1 pursuant to which we authorized a third-party broker to purchase shares on our behalf during our normal blackout periods in accordance with predetermined trading instructions. In addition, we may repurchase shares of our common stock under the guidelines of SEC Rule 10b-18.

During the three months ended March 31, 2009, we repurchased shares of our common stock as follows:

(In thousands, except per share amounts)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Remaining funds authorized to purchase shares under the plan
1/1/2009-1/31/2009	1,089	$3.03	1,089	$21,438

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

Dated:	April 24, 2009	By:	/s/ Brian R. McDonald
Brian R. McDonald
Chief Financial Officer, Vice President of Worldwide Finance and Secretary

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.