Form 10-Q
period 2009-06-30
ADVANCED ANALOGIC TECHNOLOGIES INC
filed 2009-07-24
CIK 1104042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

There were 46,114,506 shares of the Registrant’s common stock issued and 42,950,216 shares outstanding as of July 22, 2009.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value)

	June 30, 2009	December 31, 2008 (*)
Assets
Current assets
Cash and cash equivalents	$57,795	$52,094
Short-term investments	46,884	57,443

Total cash, cash equivalents and short-term investments	104,679	109,537
Accounts receivable, net of allowances	11,355	6,654
Inventories	9,825	9,016
Prepaid expenses and other current assets	1,416	2,100

Total current assets	127,275	127,307
Property and equipment, net	4,644	5,050
Other assets	4,267	4,060
Deferred income taxes	282	326
Intangibles, net	235	395
Goodwill	16,116	16,116

Total assets	$152,819	$153,254

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$10,851	$4,601
Accrued liabilities	3,834	3,698
Income tax payable	73	28
Current portion of capital lease obligations	—	41

Total current liabilities	14,758	8,368
Long-term income tax payable	4,277	3,326
Other long-term liabilities	256	228

Total liabilities	19,291	11,922

Stockholders’ equity
Common stock, $0.001 par value—100,000,000 shares authorized; 46,114,506 and 42,950,216 shares issued and outstanding, respectively, as of June 30, 2009; 45,926,052 and 43,851,263 shares issued and outstanding, respectively, as of December 31, 2008	46	46
Treasury stock, at cost; 3,164,290 and 2,074,789 shares as of June 30, 2009 and December 31, 2008, respectively	(8,561)	(5,262)
Additional paid-in capital	176,847	173,342
Accumulated other comprehensive loss	(183)	(56)
Accumulated deficit	(34,621)	(26,738)

Total stockholders’ equity	133,528	141,332

Total liabilities and stockholders’ equity	$152,819	$153,254

*	Amounts as of December 31, 2008 were derived from the December 31, 2008 audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenue	$22,978	$21,173	$39,527	$46,274
Cost of revenue	11,879	11,149	20,997	22,517

Gross profit	11,099	10,024	18,530	23,757

Operating expenses:
Research and development	6,862	7,790	13,445	15,449
Sales, general and administrative	6,403	6,201	11,832	12,646
Patent litigation	385	482	686	744

Total operating expenses	13,650	14,473	25,963	28,839

Loss from operations	(2,551)	(4,449)	(7,433)	(5,082)
Interest and other income:
Interest income	245	749	616	1,878
Interest expense and other income, net	70	17	52	32

Total interest and other income, net	315	766	668	1,910

Loss before income taxes	(2,236)	(3,683)	(6,765)	(3,172)
Provision for income taxes	439	147	1,118	211

Net loss	$(2,675)	$(3,830)	$(7,883)	$(3,383)

Net loss per share:
Basic	$(0.06)	$(0.08)	$(0.18)	$(0.07)
Diluted	$(0.06)	$(0.08)	$(0.18)	$(0.07)
Weighted average shares used in net loss per share calculation:
Basic	42,938	45,687	42,995	45,589
Diluted	42,938	45,687	42,995	45,589

See accompanying notes to condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,883)	$(3,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,041	1,457
Stock-based compensation	3,395	3,629
In-process research and development	—	255
Net unrealized gain on trading securities	(57)	—
Provision for doubtful accounts	34	—
Tax benefit from stock option exercises	20
Excess tax benefit from stock-based compensation	(20)	(487)
(Gain) loss on sales of property and equipment	68	(14)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(4,735)	3,159
Inventories	(813)	(1,487)
Prepaid expenses and other current assets	686	886
Other assets	(6)	96
Deferred income taxes	(29)	(70)
Accounts payable	5,973	(288)
Accrued liabilities and other long-term liabilities	166	(3,960)
Income taxes payable	996	77

Net cash used in operating activities	(1,164)	(130)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(266)	(1,648)
Purchases of short-term investments	(37,936)	(13,135)
Proceeds from sales and maturities of short-term investments	48,404	47,239
Acquisition, net of cash acquired	—	(647)
Purchase of long-term investment	(175)	(250)
Sale of long-term investment	50	—
Proceeds from sales of property and equipment	—	14

Net cash provided by investing activities	10,077	31,573

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	94	1,170
Excess tax benefits from stock-based compensation	20	487
Principal payments on capital lease obligations	(41)	(74)
Common stock repurchases	(3,299)	—

Net cash provided by (used in) financing activities	(3,226)	1,583

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	14	29

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,701	33,055
CASH AND CASH EQUIVALENTS—Beginning of period	52,094	53,779

CASH AND CASH EQUIVALENTS—End of period	$57,795	$86,834

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Increases in accounts payable and accrued liabilities related to property and equipment purchases	$266	$222

Cash paid for interest	$1	$8

Cash paid for income taxes	$61	$183

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other future period. The condensed consolidated balance sheet as of December 31, 2008 is derived from the audited consolidated financial statements as of and for the year then ended.

During the three months ended June 30, 2009, the Company adopted Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date. For the three months ended June 30, 2009, the Company evaluated subsequent events through the date its financial statements were available for issuance. The Company determined that the financial statements were available for issuance on July 22, 2009, the date that the Company completed its review of the unaudited condensed consolidated financial statements for the three months ended June 30, 2009.

2. INVESTMENTS

The Company accounts for available-for-sale investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). As of June 30, 2009, the Company had investments in short-term debt instruments and auction rate securities (ARS), which were classified as available-for-sale under SFAS No. 115. Short-term investments consist primarily of investment grade debt securities with a maturity of greater than 90 days at the time of purchase. The Company classifies certain investments with maturities greater than one year as short-term investments as it considers all investments a potential source of operating cash regardless of maturity date. Interest earned on securities is included in “Interest income” in the Condensed Consolidated Statements of Operations.

The Company’s available-for-sale investments are carried at fair market value with the related unrealized gains and losses included in accumulated other comprehensive loss, which is a separate component of stockholders’ equity. The Company records other-than-temporary impairment charges for its available-for-sale investments when it intends to sell the securities, it is more likely than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities. The cost of securities sold is based on the specific identification method.

The following table, which excludes cash, is a summary of cash equivalents, short-term investments and long-term investments classified as available-for-sale as of June 30, 2009 and December 31, 2008:

	June 30, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$44,802	$—	$—	$44,802
U.S. Government agency bonds	25,455	101	(1)	25,555
Municipal bonds	23,431	22	(4)	23,449
Auction rate securities	1,950	—	(145)	1,805

Total	$95,638	$123	$(150)	$95,611

Amounts included in:
Cash and cash equivalents	$46,922	$—	$—	$46,922
Short-term investments	46,766	123	(5)	46,884
Other assets	1,950	—	(145)	1,805

Total	$95,638	$123	$(150)	$95,611

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$36,489	$—	$—	$36,489
U.S. Government agency bonds	23,091	188	—	23,279
Municipal bonds	26,598	72	(2)	26,668
U.S. Corporate Debt Securities	5,492	24	—	5,516
U.S. Treasury bills	2,996	4	—	3,000
Auction rate securities	2,000	—	(167)	1,833

Total	$96,666	$288	$(169)	$96,785

Amounts included in:
Cash and cash equivalents	$37,509	$—	$—	$37,509
Short-term investments	57,157	288	(2)	57,443
Other assets	2,000	—	(167)	1,833

Total	$96,666	$288	$(169)	$96,785

3. FAIR VALUE MEASUREMENTS

The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) in determining the fair value of its financial assets. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Further, SFAS No. 157 requires the Company to provide information according to a fair value hierarchy that ranks the quality and reliability of the information used to determine the fair values.

Fair Value Hierarchy

The Company classifies investments within Level 1 of the fair value hierarchy when the fair value is based on quoted prices in active markets for identical assets or liabilities. The Company considers a market to be active when transactions for the asset occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Company’s Level 1 investments consist of money market funds and U.S. Treasury bills.

The Company classifies investments within Level 2 of the fair value hierarchy when the fair value is based on broker/dealer quotes which use observable market inputs instead of quoted market prices in active markets. The Company’s Level 2 investments consist of municipal bonds, U.S. government agency bonds and corporate debt securities.

Investments are classified as Level 3 of the fair value hierarchy if the fair value is determined using unobservable inputs that are not corroborated by market data. The valuation of Level 3 investments requires the use of significant management judgments or estimation. The Company’s Level 3 investments consist of auction rate securities (“ARS”), ARS put option and an investment in a privately-held company. The methodology used for determining the fair value of these Level 3 financial assets is described below.

The following table, which excludes cash, presents the fair value of the Company’s cash equivalents, short-term investments and long-term investments as of June 30, 2009, as measured using the SFAS No. 157 input categories:

			Fair Value Measurements as of June 30, 2009 Using:
	Carrying Amount	Total fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$44,802	$44,802	$44,802	$—	$—
Municipal bonds	23,449	23,449	—	23,449	—
U.S. government agency bonds	25,555	25,555	—	25,555	—
Corporate Debt Securities	—	—	—	—	—
U.S. Treasury bills	—	—	—	—	—
Auction rate securities	1,805	1,805	—	—	1,805

Total Available-for-sale securities	$95,611	$95,611	$44,802	$49,004	$1,805

Other investments:
Auction rate securities classified as trading securities	$628	$628	$—	$—	$628
ARS put option	560	560	—	—	560
Investment in privately-held company (1)	823	1,189	—	—	1,189

Total Other investments	$2,011	$2,377	$—	$—	$2,377

Amounts included in:
Cash and cash equivalents	$46,922
Short-term investments	46,884
Other assets	3,816

Total	$97,622

(1)	The Company’s investment in a privately-held company is measured at fair value and is accounted for under the cost method. In accordance with SFAS No. 115, the carrying amount of this investment is adjusted to fair value when impairment charges are recorded for other-than-temporary declines in value, whereas the carrying amount is not changed for increases in fair value. As the impairment assessment is based on unobservable market data, this investment is classified within Level 3 of the SFAS No. 157 fair value hierarchy.

Valuation of Level 3 Financial Assets

Auction Rate Securities

As of June 30, 2009, the Company’s investment portfolio included $3.2 million of ARS with a fair value of $2.4 million. As of December 31, 2008, the Company’s investment portfolio included $3.2 million of ARS with a fair value of $2.6 million.

During the quarter-ended December 31, 2008, the Company made an election pursuant to SFAS No. 115 to transfer one of its ARS from available-for-sale to trading securities. The election was made upon the Company entering into a settlement agreement with UBS (“the Agreement”). Under the Agreement, the Company was granted ARS exchange rights (“ARS Put Option”) that provide the Company with the right, but not the obligation, to sell this ARS to UBS for par value during the period of June 30, 2010 to July 2, 2012. The Company estimates that it will take longer than one year to complete the sale of its ARS, either through a successful auction or issuer repurchase. Accordingly, as of June 30, 2009, the ARS are classified within other long-term assets on the condensed consolidated balance sheet.

The Company’s ARS are interest-bearing investments in debt obligations collateralized by Federal Family Education Program student loans. The Company considers the ARS market to be inactive because auctions have failed to settle on their respective settlement dates since 2008. Further, the secondary market for ARS is inactive and there have been few issuer repurchases. The Company believes that available pricing information is not determinative of the ARS fair value. As such, the Company estimated the ARS fair value as of June 30, 2009 using a discounted cash flow model.

To determine the ARS fair value using a discounted cash flow model, the Company estimated the contractual interest that will be earned during the expected time to liquidity, and discounted these cash flows to reflect liquidity and credit risk. The discount factor represents the current market conditions for instruments with similar credit quality, adjusted by 300 basis points to reflect the risk in the marketplace for the ARS. The following average assumptions were used to determine the ARS fair value as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Expected time to liquidity	2 to 4 years	2 to 4 years
Expected annual rate of return	1.2% to 1.8%	1.1% to 1.9%
Discount rate	5.5% to 18.0%	6.1% to 14.3%

ARS Put Option

As of June 30, 2009, the Company’s investment portfolio included a $0.6 million ARS Put Option. The Company accounts for the ARS Put Option at fair value. On November 12, 2008, the date on which the Company entered into the Agreement, the Company elected to measure the ARS Put Option at fair value under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”). By electing SFAS No. 159, subsequent changes in the fair value of the ARS Put Option will be offset with changes in the fair value of the related ARS in the Company’s condensed consolidated statements of operations.

The Company determines the fair value of the ARS Put Option using a discounted cash flow model. To determine the fair value of the ARS Put Option, the total cash flows expected to result from exercising the ARS Put Option are discounted based on the Company’s estimates of the likelihood of default by UBS and the expected time remaining until exercise. The Company plans to exercise the ARS Put Option on June 30, 2010. The Company used an expected term of 1 year and a 2.1% discount rate which approximates the current market conditions for instruments with similar credit quality.

The Company expects to receive the proceeds from the exercise of the ARS Put Option during the quarter ended September 30, 2010 and has therefore classified the ARS Put Option within other long-term assets on the condensed consolidated balance sheet.

Investment in a Privately-Held Company

As of June 30, 2009, the Company’s investment portfolio included a $0.8 million investment in a privately-held company which develops analog memory products. The investment consists of preferred stock and represents less than a 20% ownership interest. The investment previously included interest-bearing bridge loans which were converted to additional shares of preferred stock during the three months ended March 31, 2009. The Company accounts for this investment using the cost method. The investment in a privately-held company is included in other long-term assets on the condensed consolidated balance sheets.

The following table provides a reconciliation of the beginning and ending balances for the assets still held as of June 30, 2009 that were measured at fair value using unobservable inputs (Level 3):

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Auction Rate Securities	ARS Put Option	Investment in privately-held company	Total
	(in thousands)
Beginning balances as of December 31, 2008	$2,553	$412	$644	$3,609
Unrealized gains (losses) included in accumulated other comprehensive loss	19	—	—	19
Unrealized gains (losses) recognized in earnings	(76)	71	—	(5)
Purchases, sales, issuances and settlements, net	—	—	125	125

Ending balances as of March 31, 2009	2,496	483	769	3,748

Unrealized gains (losses) included in accumulated other comprehensive loss	3	—	—	3
Unrealized gains (losses) recognized in earnings	(16)	77	—	61
Purchases, sales, issuances and settlements, net	(50)	—	58	8
Change in fair value measurement basis	—	—	362	362

Ending balances as of June 30, 2009	$2,433	$560	$1,189	$4,182

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

During the six months ended June 30, 2009, the Company repurchased a total of 1.1 million shares of its common stock for a total cost of $3.3 million. As of June 30, 2009, the Company has $21.4 million of remaining funds authorized to purchase shares under the stock repurchase plan. Shares repurchased are accounted for as treasury stock and the total cost of shares repurchased is recorded as a reduction to stockholders’ equity.

Stock-Based Compensation Expense and Valuation of Awards

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”). The following table summarizes stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2009 and June 30, 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of operations classifications	2009	2008	2009	2008
	(in thousands)
Cost of revenue	$81	$95	$144	$172
Research and development	787	773	1,487	1,563
Sales, general and administrative	951	1,034	1,764	1,894

Total stock-based compensation expense	$1,819	$1,902	$3,395	$3,629

The related tax effect for stock-based compensation expense was zero for the three and six months ended June 30, 2009, respectively, as the Company has a full valuation allowance against its deferred tax assets. The related tax effect for stock-based compensation expense for the three and six months ended June 30, 2008 was $0.3 million and $0.5 million, respectively. The related tax effect was determined using the applicable tax rates in jurisdictions to which this expense relates.

The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of stock options. The Company used the following weighted average assumptions to calculate the fair values of stock options granted during the three and six months ended June 30, 2009 and June 30, 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Volatility	59%	49%	61%	51%
Expected option term (in years)	4.25	4.04	3.67	4.04
Expected annual dividend yield	0%	0%	0%	0%
Risk free interest rate	1.85%	2.93%	1.35%	2.81%

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

The Company generally grants stock options with a vesting period of four years. During the three months ended March 31, 2009, the Company granted options to purchase 600,000 shares of its common stock with a one year vesting period. As a result of granting stock options with a one year vesting period, the Company’s weighted average expected term assumption for the six months ended June 30, 2009 was lower compared to the six months ended June 30, 2008.

5. NET LOSS PER SHARE

The Company calculates net loss per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under SFAS No. 128, basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period excluding shares subject to repurchase. To determine diluted net loss per common share, the effect of potentially dilutive securities, which consist of common stock options, warrants and common stock subject to repurchase is calculated under the treasury stock method. The effect of potentially dilutive securities is excluded from the computation of diluted net loss per share when their effect is anti-dilutive.

A reconciliation of shares used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Weighted average common shares outstanding	42,938	45,712	42,995	45,614
Weighted average shares subject to repurchase	—	(25)	—	(25)

Shares used to calculate basic net loss per share	42,938	45,687	42,995	45,589

Shares used to calculate diluted net loss per share	42,938	45,687	42,995	45,589

For the three and six months ended June 30, 2009, the Company excluded 7.5 million and 8.5 million potentially dilutive securities from the computation of diluted net loss per share, respectively. For the three and six months ended June 30, 2008, the Company excluded 8.1 million and 8.2 million potentially dilutive securities from the computation of diluted net loss per share, respectively. Potentially dilutive securities were excluded from the computation of diluted net loss per share because their effect would have been antidilutive due to the net loss in each period.

6. OTHER COMPREHENSIVE LOSS

Comprehensive loss includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net loss, as reported	$(2,675)	$(3,830)	$(7,883)	$(3,383)
Changes in cumulative translation adjustment	46	27	20	195
Changes in unrealized gains /losses on investments, net of taxes	(32)	(215)	(147)	(408)

Total other comprehensive loss	$(2,661)	$(4,018)	$(8,010)	$(3,596)

7. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

	June 30, 2009	December 31, 2008
	(in thousands)
Inventories
Work in process	$5,341	$5,034
Finished goods	4,484	3,982

Total inventories	$9,825	$9,016

Property and equipment, net
Computers and software	$5,338	$5,426
Office and test equipment	6,928	6,513
Leasehold improvements	1,472	1,448

Gross property and equipment	13,738	13,387
Accumulated depreciation and amortization	(9,094)	(8,337)

Total property and equipment, net	$4,644	$5,050

Accrued liabilities
Accrued payroll and benefits	$1,974	$1,269
Deferred revenue	97	97
Accrued legal and accounting services	611	746
Warranty reserve	116	81
Restructuring reserve	—	280
Accrued payables and other	1,036	1,225

Total accrued liabilities	$3,834	$3,698

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination. As of June 30, 2009, the Company’s goodwill balance was $16.1 million, of which $15.7 million relates to the Company’s October 2006 acquisition of Analog Power Semiconductor Corporation and $0.4 million relates to the Company’s June 2008 acquisition of Elite Micro Devices, Inc.

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), under which goodwill is no longer subject to amortization. The Company evaluates goodwill for impairment, at a minimum, on an annual basis on September 30 and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. As of June 30, 2009, the Company determined that impairment indicators were not present.

Intangible Assets

The following table summarizes intangible assets as of June 30, 2009 and December 31, 2008, respectively, (in thousands):

	Intangible Assets, Gross		Accumulated Amortization		Intangible Assets, Net
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Core technology	$2,900	$2,900	$(2,831)	$(2,724)	$69	$176
Customer relationships	580	580	(564)	(544)	16	36
Technology license	200	200	(50)	(17)	150	183

Total	$3,680	$3,680	$(3,445)	$(3,285)	$235	$395

The Company amortizes intangible assets on a straight-line basis over the estimated useful life of the assets. Intangible asset amortization expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2009, respectively. Intangible asset amortization expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2008, respectively. Future amortization expense is expected to be $0.1 million for the remainder of 2009, $0.1 million in 2010 and less than $0.1 million in 2011.

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

The following is a summary of net revenue by geographic region based on the location to which the product is shipped:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
South Korea	$14,972	$13,788	$26,769	$28,407
China	5,450	2,202	8,403	6,944
Taiwan	1,592	2,917	2,481	7,495
Europe	423	678	798	1,125
North America	342	436	692	925
Japan	199	1,152	384	1,378

Total	$22,978	$21,173	$39,527	$46,274

The following table summarizes net revenue and accounts receivable for customers who accounted for 10% or more of accounts receivable or net revenue, respectively:

	Accounts Receivable as of			Net Revenue Three Months Ended June 30,		Net Revenue Six Months Ended June 30,
	June 30, 2009	December 31, 2008		2009	2008	2009		2008
Customer
A	36%	30%		30%	19%	31%		15%
B	30%	30%		25%	29%	25%		29%
C	* %	*	%	10%	* %	*	%	* %
D	12%	*	%	* %	* %	*	%	* %
E	* %	*	%	* %	10%	*	%	10%

*	- amount represents less than 10%.

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

The Company recorded a tax provision of approximately $0.4 million and $1.1 million for the three months and six months ended June 30, 2009, respectively. The Company recorded a tax provision of approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2008, respectively. The increase in the Company’s tax provision for the three and six months ended June 30, 2009 compared to prior year is primarily due to a full valuation allowance against its United States deferred tax assets at June 30, 2009. Accordingly, no benefit is recognized for stock-based compensation as any increase in the Company’s related deferred tax asset will have a corresponding increase in the Company’s valuation allowance.

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

The Company concludes that a valuation allowance is required when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. The Company utilizes a rolling three years of actual results as its primary measure of its cumulative losses in recent years. As of June 30, 2009, the Company continues to have a three year cumulative loss and, therefore, concludes that a valuation allowance is still required.

During the six months ended June 30, 2009, the Company increased its total amount of unrecognized tax benefits as calculated under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”) by approximately $1.0 million, including an accrual of interest and penalties of less than $0.1 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

The Company is currently under examination by the Internal Revenue Service for tax years 2005 to 2007. During the three months ended June 30, 2009, the Company received several Notices of Proposed Adjustments (NOPAs) from the IRS claiming that the Company understated its income for tax years 2005 and 2006. The Company believes that the IRS proposed adjustments are not supported by the facts and are inconsistent with applicable tax laws and existing Treasury regulations. The Company has filed a timely protest and is awaiting discussions with the IRS Appeals Division. No payments, if any, will be made related to the disputed proposed adjustments until the issues are resolved with either the IRS Appeals Division or the tax court. The Company believes that it has adequately provided in its financial statements for any additional taxes that it may be required to pay as a result of these examinations.

11. LEGAL PROCEEDINGS

In May 2003, the Company received a letter from Linear Technology Corporation (“Linear Technology”) alleging that certain of its charge pump products infringed United States Patent No. 6,411,531 (‘531 Patent) owned by Linear Technology. In August 2004, the Company received a letter from Linear Technology alleging that certain of its switching regulator products infringed United States Patent Nos. 5,481,178, 6,304,066 and 6,580,258 (‘258 Patent). In response to these letters, the Company contacted Linear Technology to convey its good faith belief that it does not infringe the patents in question. Subsequently, the Company became aware of a marketing campaign conducted by Linear Technology in which it sought to disrupt the Company’s business relationships and sales by suggesting to the Company’s customers that its products infringe the same United States patents mentioned in its two letters to the Company. As a result, in February 2006, the Company initiated a lawsuit against Linear Technology for unfair business practices, interference with existing and prospective customers and trade libel, as well as a declaration of patent invalidity and non-infringement. This case is currently stayed pending the outcome of the United States International Trade Commission (“USITC”) action described in the following paragraphs.

In March 2006, the USITC responded to a complaint filed by Linear Technology by initiating an investigation under Section 337 of the Tariff Act to determine if certain of the Company’s products infringe certain patents owned by Linear Technology. The accused products include charge pumps and switching regulators and are similar to the products involved in the Company’s lawsuit with Linear Technology. A Final Determination issued September 24, 2007 which was followed by separate appeals for the charge pump and switching regulator products. The last of these appeals ended in May of this year. The overall result of these processes clears the path for importation of the Company’s charge pump products. A limited exclusion order was also issued preventing the Company from importing certain of its switching regulator designs and the scope of this order was expanded by the appeals process. This exclusion order does not, however, prevent the Company’s customers from importing downstream products (i.e., products that incorporate AATI switching regulators) into the United States. The Company has asked the United States Courts of Appeals for the Federal Circuit to reconsider certain aspects of its decision. To date, the Company’s sales of the excluded products in the United States have been minimal.

On October 1, 2008, the USITC served notice that it will begin a formal enforcement proceeding for the limited exclusion order originally issued on September 24, 2007. The enforcement proceeding has been undertaken at the request of Linear Technology which has alleged that the Company has violated the limited exclusion order by importing certain switching regulator products. The Company believes that it will prevail in this action. However, whether or not the Company prevails, the Company expects to incur significant legal expenses.

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

12. RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of SFAS No. 141(R), “Business Combinations”, as of January 1, 2009. The adoption did not have a material impact on the condensed consolidated financial statements.

In April 2009, the FASB issued Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. The Company’s adoption of FSP FAS 157-4 during the three months ended June 30, 2009 did not have a material impact on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of FSP FAS 115-2 and FAS 124-2 during the three months ended June 30, 2009 did not have a material impact on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of FSP FAS 107-1 and APB 28-1 during the quarter ended June 30, 2009 did not impact its condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and was adopted by the Company during the quarter ended June 30, 2009.

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

Overview

We are a supplier of power management semiconductors for consumer, communications and computing electronic devices, such as wireless handsets, notebook and tablet computers, smartphones, camera phones, digital cameras, personal media players, personal navigation and GPS devices, Bluetooth headphones and accessories, personal and digital multimedia TVs, set top boxes and displays. We focus our design and marketing efforts on the application-specific power management needs in these rapidly-evolving devices. We currently offer a portfolio of over 650 power management products comprising Power Management application-specific standard products, or ASSPs, and selected general-purpose analog integrated circuits, or ICs, in single-chip, multi-chip and chip-scale packages. We sell directly to original equipment manufacturers, or OEMs, including LG Electronics, Inc., Samsung Electronics Co., Ltd., Sony Ericsson Mobile Communications AB and Flextronics International Ltd. We sell through distributors and original design manufacturers, or ODMs, and to other system designers, including USI Corporation, Longcheer Holdings Ltd., Tianyu Communication Equipment Co., Ltd., Foxconn Electronics Inc. and Gemtek Technology Co. Ltd.

Our net revenue for the three months ended June 30, 2009 increased 9% compared to the three months ended June 30, 2008 as a result of an increase in demand for our products primarily in Korea and China. Gross margin for the three months ended June 30, 2009 increased to 48.3% compared to 47.3% for the three months ended June 30, 2008 primarily due to a lower charge for excess and obsolete inventory, partially offset by an unfavorable product mix and lower average selling prices.

Cash, cash equivalents and short term investments decreased by approximately $4.8 million, from $109.5 million as of December 31, 2008 to $104.7 million as of June 30, 2009, primarily due to $3.3 million used to repurchase shares of our common stock during the six months ended June 30, 2009 and $1.2 million used in operating activities. We continue to be debt free as of June 30, 2009.

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

Management believes that there have been no significant changes during the three and six months ended June 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

The following table sets forth our unaudited historical operating results, in dollar amounts and as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	(in thousands, except percentages)
Net revenue	$22,978	100.0%	$21,173	100.0%	$39,527	100.0%	$46,274	100.0%
Cost of revenue	11,879	51.7	11,149	52.7	20,997	53.1	22,517	48.7

Gross profit	11,099	48.3	10,024	47.3	18,530	46.9	23,757	51.3
Operating expenses:
Research and development	6,862	29.8	7,790	36.8	13,445	34.0	15,449	33.4
Sales, general and administrative	6,403	27.9	6,201	29.3	11,832	29.9	12,646	27.3
Patent litigation	385	1.7	482	2.3	686	1.8	744	1.6

Total operating expenses	13,650	59.4	14,473	68.4	25,963	65.7	28,839	62.3

Loss from operations	(2,551)	(11.1)	(4,449)	(21.0)	(7,433)	(18.8)	(5,082)	(11.0)
Interest and other income (expense):
Interest income	245	1.1	749	3.5	616	1.6	1,878	4.1
Interest expense and other income (expense), net	70	0.3	17	0.1	52	0.1	32	—

Total interest and other income (expense), net	315	1.4	766	3.6	668	1.7	1,910	4.1

Loss before income taxes	(2,236)	(9.7)	(3,683)	(17.4)	(6,765)	(17.1)	(3,172)	(6.9)
Provision for income taxes	439	1.9	147	0.7	1,118	2.8	211	0.5

Net loss	$(2,675)	(11.6)%	$(3,830)	(18.1)%	$(7,883)	(19.9)%	$(3,383)	(7.3)%

Comparison of Three and Six Months ended June 30, 2009 and June 30, 2008

Revenues

The following table illustrates our net revenue by principal product families:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Amount	Percent of net revenue	Amount	Percent of net revenue	Amount	Percent of net revenue	Amount	Percent of net revenue
	(dollar amounts in thousands)
Display and Lighting Solutions	$14,602	64%	$12,641	59%	$26,095	66%	$27,477	59%
Voltage Regulation and DC/DC Conversion	4,005	17%	3,313	16%	5,796	14%	9,213	20%
Interface and Power Management	3,359	15%	4,616	22%	6,189	16%	8,635	19%
Battery Management	1,012	4%	603	3%	1,447	4%	949	2%

Total	$22,978	100%	$21,173	100%	$39,527	100%	$46,274	100%

Our net revenue for the second quarter of 2009 as compared to the second quarter of 2008 increased by $1.8 million, or 9%. Average selling prices decreased by 13% in the second quarter of 2009 compared to the second quarter of 2008, while total unit shipments in the second quarter of 2009 increased 25% compared to the second quarter of 2008.

Our net revenue for the first six months of 2009 as compared to the first six months of 2008 decreased by $6.7 million, or 15%. Average selling prices decreased 10% during the first six months of 2009 compared to the first six months of 2008 while total unit shipments decreased 1%.

Geographically, sales to Korea and China increased during the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due to higher demand.

Sales in all geographies were lower for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, with the exception of China which increased by 21% year over year due to higher demand.

Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)
	(in thousands, except percentages)
Net revenue	$22,978	$21,173	$1,805	9%	$39,527	$46,274	$(6,747)	(15)%
Cost of revenue	11,879	11,149	730	7%	20,997	22,517	(1,520)	(7)%

Gross profit	$11,099	$10,024			$18,530	$23,757

Gross profit margin percentage	48.3%	47.3%	1.0%		46.9%	51.3%	(4.4)%

Our gross margin was 48.3% for the three months ended June 30, 2009, compared to 47.3% for the three months ended June 30, 2008. Lower excess and obsolete inventory charges due to higher demand for our products resulted in a 2 percentage point increase in gross margin, offset by a 1 percentage point decrease due to an unfavorable change in product mix and average selling prices.

Our gross margin for the six months ended June 30, 2009 was 46.9%, compared to 51.3% for the six months ended June 30, 2008 primarily due to an unfavorable change in product mix and average selling prices.

During the three months ended June 30, 2009, our gross inventory write-down was approximately $1.2 million and was partially offset by the sale of $0.7 million of previously written down inventory. During the three months ended June 30, 2008, our gross inventory write-down was approximately $1.3 million and partially offset by the sale of $0.4 million of previously written down inventory.

During the six months ended June 30, 2009, our gross inventory write-down was approximately $2.2 million, partially offset by the sale of $1.1 million of previously written down inventory. During the six months ended June 30, 2008, our gross inventory write-down was approximately $2.1 million, partially offset by the sale of $0.7 million of previously written-down inventory.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)
	(in thousands, except percentages)
Research and development	$6,862	$7,790	$(928)	(12)%	$13,445	$15,449	$(2,004)	(13)%
Percentage of net revenue	29.9%	36.8%	(6.9)%		34.0%	33.4%	0.6%

Research and development expenses for the second quarter of 2009 decreased by $0.9 million as compared to the second quarter of 2008 primarily due to a $0.3 million decrease in payroll and payroll related expenses as a result of lower headcount due to our December 2008 reduction in workforce and other cost reduction measures, a $0.3 million decrease due to a one-time in-process research and development charge associated with our acquisition of Elite during the second quarter of 2008 and a $0.2 million decrease in facilities, IT and operation support expenses.

Research and development expenses for the first six months of 2009 decreased by $2.0 million as compared to the first six months of 2008 primarily due to a $1.1 million decrease in payroll and benefit related expenses as a result of lower headcount due to our December 2008 reduction in workforce and other cost reduction measures, a $0.5 million decrease in facilities, IT and operation support expenses and a $0.3 million decrease due to a one-time in-process research and development charge associated with our acquisition of Elite during the second quarter of 2008.

Sales, General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)
	(in thousands, except percentages)
Sales, general and administrative	$6,403	$6,201	$202	3%	$11,832	$12,646	$(814)	(6)%
Percentage of net revenue	27.9%	29.3%	(1.4)%		29.9%	27.3%	2.6%

Sales, general and administrative expenses for the second quarter of 2009 increased by $0.2 million as compared to the second quarter of 2008 primarily due to a $0.4 million increase in payroll and payroll related expenses, partially offset by a $0.2 million reduction in travel expenses.

Sales, general and administrative expenses for the first six months of 2009 decreased by $0.8 million as compared to the first six months of 2008 primarily due to a $0.4 million decrease in payroll and payroll related expenses as a result of lower headcount due to our December 2008 reduction in workforce and other cost reduction measures and a $0.4 million decrease in travel expenses.

Patent Litigation

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)
	(in thousands, except percentages)
Patent litigation	$385	$482	$(97)	(20)%	$686	$744	$(58)	(8)%
Percentage of net revenue	1.7%	2.3%	(0.6)%		1.7%	1.6%	(0.1)%

Patent litigation expense decreased by $0.1 million during the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Patent litigation expense for the first six months of 2009 decreased by $0.1 million compared to the first six months of 2008. We believe that we will continue to incur significant litigation expenses for the remainder of 2009 and future years. For a description of our litigation, please see Part II, Item 1 - Legal Proceedings - for further details.

Interest Income

Interest income for the second quarter of 2009 decreased by $0.5 million compared to the second quarter of 2008 due to lower average interest rates on our investments. Interest income for the first six months of 2009 decreased by $1.3 million compared to the first six months of 2008 due to lower average interest rates on our investments.

Interest and Other Income (Expense), Net

Interest and other income (expense), net for the second quarter of 2009 was $0.1 million, compared to approximately zero for the second quarter of 2008. Interest and other income (expense), net for the first six months of 2009 was $0.1 million, compared to approximately zero for the first six months of 2008.

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

We recorded a tax provision of approximately $0.4 million and $1.1 million for the three months and six months ended June 30, 2009, respectively. We recorded a tax provision of approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2008, respectively. The increase in our tax provision for the three and six months ended June 30, 2009 compared to prior year is primarily due to a full valuation allowance against our United States deferred tax assets at June 30, 2009. Accordingly, no benefit is recognized for stock-based compensation as any increase in our related deferred tax asset will have a corresponding increase in our valuation allowance.

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

We conclude that a valuation allowance is required when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling three years of actual results as our primary measure of our cumulative losses in recent years. As of June 30, 2009, we continue to have a three year cumulative loss and, therefore, conclude that a valuation allowance is still required.

During the six months ended June 30, 2009, we increased our total amount of unrecognized tax benefits as calculated under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”) by approximately $1.0 million, including an accrual of interest and penalties of less than $0.1 million. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.

We are currently under examination by the Internal Revenue Service for tax years 2005 to 2007. During the three months ended June 30, 2009, we received several Notices of Proposed Adjustments (NOPAs) from the IRS claiming that we understated our income for tax years 2005 and 2006. We believe that the IRS proposed adjustments are not supported by the facts and are inconsistent with applicable tax laws and existing Treasury regulations. We have filed a timely protest and are awaiting discussions with the IRS Appeals Division. No payments, if any, will be made related to the disputed proposed adjustments until the issues are resolved with either the IRS Appeals Division or the tax court. We believe that we have adequately provided in our financial statements for any additional taxes that it may be required to pay as a result of these examinations.

Recent Accounting Pronouncements

We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”, as of January 1, 2009. The adoption did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. Our adoption of FSP FAS 157-4 during the three months ended June 30, 2009 did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. Our adoption of FSP FAS 115-2 and FAS 124-2 during the three months ended June 30, 2009 did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. Our adoption of FSP 107-1 and APB 28-1 during the quarter ended June 30, 2009 did not impact our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and was adopted by us during the quarter ended June 30, 2009.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2009	2008	Increase (Decrease)
	(in thousands, except percentages)
Net cash used in operating activities	$(1,164)	$(130)	$(1,034)	795%
Net cash provided by investing activities	10,077	31,573	(21,496)	(68)%
Net cash provided by (used in) financing activities	(3,226)	1,583	(4,809)	(304)%
Effect of exchange rate changes on cash and cash equivalents	14	29	(15)	(52)%

Net increase (decrease) in cash and cash equivalents	$5,701	$33,055	$(27,354)

Net Cash Used in Operating Activities

Cash used in operating activities was $1.2 million for the six months ended June 30, 2009. Cash used in operating activities was comprised of the net loss of $7.9 million, less non-cash adjustments including $3.4 million of stock-based compensation expense and $1.0 million of depreciation and amortization. Cash used in operating activities was also comprised of a $4.7 million increase in accounts receivable as a result of higher sales. These uses were offset by a $6.0 million increase in accounts payable due to the timing of our purchases and a $1.0 million increase in income taxes payable due to the current year income taxes.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $10.1 million for the six months ended June 30, 2009 and was comprised of $48.4 million of proceeds from sales and maturities of short-term investments, partially offset by $37.9 million used to purchase short-term investments.

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

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $3.2 million for the six months ended June 30, 2009, primarily due to repurchases of our common stock during the period.

Liquidity

Our cash, cash equivalents and short term investments were $104.7 million as of June 30, 2009 and $109.5 million as of December 31, 2008. We believe our existing cash, cash equivalents and short-term investment balances, as well as any cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Contractual Obligations

The following table describes our principal contractual cash obligations as of June 30, 2009:

	Total	Remaining 2009	2010	2011	2012	2013	2014 and beyond
	(in thousands)
Operating leases	$4,764	$775	$1,123	$554	$568	$516	$1,228
Purchase commitments (1)	5,890	5,890	—	—	—	—	—

Total contractual obligations	$10,654	$6,665	$1,123	$554	$568	$516	$1,228

(1)	Purchase commitments consist primarily of our commitment to purchase wafers and assembly services.

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

During the six months ended June 30, 2009, we repurchased a total of 1.1 million shares of our common stock for a total cost of $3.3 million. As of June 30, 2009, we had $21.4 million of remaining funds authorized to purchase shares under the stock repurchase plan. Shares repurchased are accounted for as treasury stock and the total cost of shares repurchased is recorded as a reduction to stockholders’ equity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2009, we had cash and cash equivalents totaling $57.8 million, compared to $52.1 million at December 31, 2008. At June 30, 2009, we had $46.9 million in short-term investments as compared to $57.4 million at December 31, 2008. Cash equivalents have an original or remaining maturity when purchased of 90 days or less; short-term investments generally have an original or remaining maturity when purchased of greater than 90 days. Our investment policy places emphasis on instruments with more liquidity.

The taxable equivalent interest rates for the three and six months ended June 30, 2009, on those cash equivalents and short-term investments average approximately 1.0% and 1.2%, respectively. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. While none of the securities in which we invested are secured by real estate, these securities may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and treasury notes.

A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at June 30, 2009 would cause the fair value of these investments to decrease by approximately $0.2 million, which would not significantly impact our financial position or results of operations. A hypothetical decrease in market interest rates of 100 basis points from the market rates in effect at June 30, 2009 would cause the fair value of these investments to increase by $0.1 million. Declines in interest rates over time will result in lower interest income. Based upon our analysis the fair values did not change materially as our investments are of short duration.

As of June 30, 2009, our investment portfolio included $3.2 million of interest bearing auction rate securities (“ARS”) with a fair value of $2.4 million, of which $1.8 million was classified as available-for-sale and $0.6 million was classified as trading securities. In addition, our investment portfolio included $0.6 million of ARS exchange rights (“ARS Put Option”) that provide us with the right, but not the obligation, to sell one of our ARS to UBS for par value during the period of June 30, 2010 to July 2, 2012. Upon initial recognition of the ARS Put Option, we made an election to account for this financial instrument at fair value pursuant to SFAS No. 159.

We used a discounted cash flow model to determine the estimated fair value of our ARS and the ARS Put Option as of June 30, 2009. The assumptions used in preparing the discounted cash flow model included estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, and estimates for the amount of cash flows and expected holding periods of the ARS and the ARS Put Option. These inputs reflect our own assumptions about the assumptions market participants would use in pricing the ARS and the ARS Put Option, including assumptions about risk, developed based on the best information available in the circumstances.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of June 30, 2009, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2009 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In May 2003, we received a letter from Linear Technology Corporation (“Linear Technology”) alleging that certain of our charge pump products infringed United States Patent No. 6,411,531 (‘531 Patent) owned by Linear Technology. In August 2004, we received a letter from Linear Technology alleging that certain of our switching regulator products infringed United States Patent Nos. 5,481,178, 6,304,066 and 6,580,258 (‘258 Patent). In response to these letters, we contacted Linear Technology to convey our good faith belief that we do not infringe the patents in question. Subsequently, we became aware of a marketing campaign conducted by Linear Technology in which it sought to disrupt our business relationships and sales by suggesting to our customers that our products infringe the same United States patents mentioned in its two letters to us. As a result, in February 2006, we initiated a lawsuit against Linear Technology for unfair business practices, interference with existing and prospective customers and trade libel, as well as a declaration of patent invalidity and non-infringement. This case is currently stayed pending the outcome of the United States International Trade Commission (“USITC”) action described in the following paragraphs.

In March 2006, the USITC responded to a complaint filed by Linear Technology by initiating an investigation under Section 337 of the Tariff Act to determine if certain of our products infringe certain patents owned by Linear Technology. The accused products include charge pumps and switching regulators and are similar to the products involved in our lawsuit with Linear Technology. A Final Determination issued September 24, 2007 which was followed by separate appeals for the charge pump and switching regulator products. The last of these appeals ended in May of this year. The overall result of these processes clears the path for importation of our charge pump products. A limited exclusion order was also issued preventing us from importing certain of our switching regulator designs and the scope of this order was expanded by the appeals process. This exclusion order does not, however, prevent our customers from importing downstream products (i.e., products that incorporate AATI switching regulators) into the United States. We have asked the United States Courts of Appeals for the Federal Circuit to reconsider certain aspects of its decision. To date, our sales of the excluded products in the United States have been minimal.

On October 1, 2008, the USITC served notice that it will begin a formal enforcement proceeding for the limited exclusion order originally issued on September 24, 2007. The enforcement proceeding has been undertaken at the request of Linear Technology which has alleged that we have violated the limited exclusion order by importing certain switching regulator products. We believe that we will prevail in this action. However, whether or not we prevail, we expect to incur significant legal expenses.

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

We received an aggregate of approximately 91% and 77% of our net revenues from our ten largest customers for the three months ended June 30, 2009 and June 30, 2008, respectively. Any action by one of our largest customers that affects our orders, product pricing or vendor status could significantly reduce our revenues and harm our financial results.

We receive a substantial portion of our revenues from two of our OEM customers, Samsung of South Korea and LG Electronics Inc. of South Korea, as well as from a few of our distributors, such as ChiefTech Electronics Ltd. of China. LG Electronics, our largest direct customer in 2008 and 2007, represented 25% and 29% of net revenues for the three months ended June 30, 2009 and June 30, 2008, respectively. Sales to Samsung accounted for 30% of our net revenue for the three months ended June 30, 2009 and 19% of net revenues for the three months ended June 30, 2008. Additionally, we sell to a number of contract manufacturers of Samsung. Total sales to Samsung and its contract manufacturers represented 38% and 37% of our net revenue for three months ended June 30, 2009 and June 30, 2008, respectively. In addition, one of our distributors accounted for 10% and 7% of our net revenue for the three months ended June 30, 2009 and June 30, 2008, respectively.

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

As of June 30, 2009, our investment portfolio included interest bearing auction rate securities (ARS) with a fair value of $2.4 million. Our ARS represent investments in debt obligations collateralized by Federal Family Education Program student loans. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The monthly auctions historically provided a liquid market for these securities. However, beginning in 2008, uncertainties in the credit markets have affected all of our holdings in ARS and auctions for our investments in these securities have failed to settle on their respective settlement dates. Auctions for our investments in these securities continued to fail through June 30, 2009.

If the current market conditions deteriorate further, the anticipated recovery in market values does not occur, or if we determine that we intend to sell the ARS, it is more likely than not that we will be required to sell the ARS before a recovery of the auction process, or that we will not recover the entire amortized cost basis of the ARS, we may be required to record impairment charges in future quarters which may negatively impact our results of operations.

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

We may not have the expertise we need to successfully define or develop products for new market opportunities, and we may lack the sales connections and applications expertise to secure orders for such products. Identifying and hiring such resources may be difficult and we may not be successful in identifying and hiring necessary personnel. Attempts to balance product development and sales efforts between new and existing applications may delay our entrance into new markets and make it more difficult to penetrate new customers and application opportunities in the future.

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

We devote significant time and resources to working with our customers’ system designers to understand their future needs and to provide products that we believe will meet those needs. If a customer’s system designer initially chooses a competitor’s product for a particular electronic system, it becomes significantly more difficult for us to sell our products for use in that electronic system because changing suppliers can involve significant cost, time, effort and risk for our customers.

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

We obtain a portion of our revenues through sales to distributors located in Asia who act as our fulfillment representatives. Sales to distributors accounted for 25% and 26% of our revenues for the three months ended June 30, 2009 and June 30, 2008, respectively. In the normal course of their operation as fulfillment representatives, these distributors typically perform functions such as order scheduling, shipment coordination, inventory stocking, payment and collections and, when applicable, currency exchange between purchasers of our products and these distributors. Our distributors’ compensation for these functions is reflected in the price of the products we sell to these distributors. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. If these distributors are unable to pay us in a timely manner or if we anticipate that they will not pay us, we may elect to withhold future shipments, which could adversely affect our operating results. If one of our distributors experiences severe financial difficulties, becomes insolvent or declares bankruptcy, we could lose product inventory held by that distributor and we could be required to write off the value of any receivables owed to us by that distributor. We could also be required to record bad debt expense in excess of our reserves. We may not be successful in recognizing these indications or in finding replacement distributors in a timely manner, or at all, any of which could harm our operating results, cash flow and financial condition.

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

We conduct, and expect to continue to conduct, almost all of our business with companies that are located outside the United States. Based on ship-to locations, approximately 95% of our revenues for both the three and six months ended June 30, 2009 and June 30, 2008 came from customers in Asia, particularly South Korea, Taiwan, China and Japan. A vast majority of our contract manufacturing operations are located in South Korea, Taiwan, Malaysia and China. In addition, we have a design center in Shanghai, China. As a result of our international focus, we face several challenges, including:

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

Our 2009 annual meeting of stockholders was held on May 27, 2009 to consider and vote upon three matters. The first matter related to the election of two Class I director nominees, Richard K. Williams and Jaff Lin, to serve for a term of three years until the date of our 2012 Annual Meeting of Stockholders or in the event that the nominees become unavailable or decline to serve as a director duly elected and qualified. The votes cast and withheld for such nominees were as follows:

Name	For	Withheld
Richard K. Williams	22,135,695	17,283,028
Jaff Lin	18,513,499	20,905,224

In addition to the recently elected directors, Samuel Anderson, Thomas Weatherford, Thomas Redfern and Chandramohan Subramaniam continued as directors after the 2009 Annual Meeting of Stockholders.

The second matter related to the ratification of the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2009. 38,822,879 votes were cast for ratification, 594,555 votes were cast against, and there were 1,289 abstentions and no broker non-votes.

The third matter related to the approval of the amendment and restatement of the 2005 Equity Incentive Plan for purposes of Section 162(m) of the Internal Revenue Code. 13,707,131 votes were cast for the approval, 18,386,018 votes were cast against, and there were 53,750 abstentions and no broker non-votes.

Based on these voting results, each of the directors nominated was elected, the second matter to approve Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2009 passed, and the amendment and restatement of the 2005 Equity Incentive Plan did not pass.

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

Dated: July 24, 2009	By:	/s/ Brian R. McDonald
Brian R. McDonald
Chief Financial Officer, Vice President of Worldwide Finance and Secretary

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.