Form 10-K/A
period 2008-12-31
ADVANCED ANALOGIC TECHNOLOGIES INC
filed 2009-10-06
CIK 1104042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the Registrant’s definitive proxy statement (the “2009 Proxy Statement”) for the 2009 Annual Meeting of Stockholders held on May 27, 2009 and filed with the Securities and Exchange Commission on April 16, 2009.

EXPLANATORY NOTE

Advanced Analogic Technologies Incorporated is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 2008, originally filed February 26, 2009 (the “Original Filing”) to amend and restate our consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 and for each of the quarters in fiscal 2008 and 2007, and to restate management’s report on internal control over financial reporting as of December 31, 2008. Subsequent to the issuance of our financial statements for the year ended December 31, 2008, our management determined that there were errors in the recording of stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006 and therefore our consolidated financial statements required restatement. Refer to Notes 14 and 15 to the consolidated financial statements included in Item 8 for further discussion of the restatement.

The following sections in this report have been amended as a result of the restatements:

Part I:

Item 1: Business

Part II:

Item 6: Selected Consolidated Financial Data;

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Item 8: Financial Statements and Supplementary Data;

Item 9A: Controls and Procedures

Part IV:

Item 15: Exhibits and Financial Statement Schedules

For convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety, as amended by, and to reflect the restatement. We have not modified or updated disclosures presented in our original annual report on Form 10-K, except as required to reflect the effects of these restatements. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of our original 10-K and does not modify or update those disclosures affected by subsequent events, except specifically referenced herein. Information not affected by these restatements is unchanged and reflects the disclosures made at the time of the original filing of our Form 10-K on February 26, 2009. References to the annual report on Form 10-K herein shall refer to the annual report on Form 10-K originally filed on February 26, 2009.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements. When used in this Form 10-K/A, the words “anticipate,” “objective,” “may,” “might,” “should,” “could,” “can,” “intend,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” “is designed to” or the negative of these and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

These statements reflect our current views with respect to future events and are based on assumptions and subject to risk and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. While we believe our plans, intentions and expectations reflected in those forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Annual Report on Form 10-K/A, including those under the heading “Risk Factors.”

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K/A. Other than as required by applicable laws, we are under no obligation to update any forward-looking statement, whether as result of new information, future events or otherwise.

This Annual Report on Form 10-K/A also contains statistical data that we obtained from industry publications and reports generated by Gartner, Inc. and Global Insight, Inc. These industry publications and reports generally indicate that the information contained therein was obtained from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. Although we believe that the publications and reports are reliable, we have not independently verified the data.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

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

In 2008, 2007 and 2006, we spent $30.6 million, $31.1 million and $23.8 million, respectively, on research and development efforts. We anticipate that we will continue to invest significant amounts in research and development activities to develop new products and processes. As a result, we expect research and development expenses to increase in absolute dollars in future periods.

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

Corporate Information

We were incorporated in California in August 1997 and reincorporated in Delaware in April 2005. Our principal executive offices are located at 3230 Scott Boulevard, Santa Clara, California 95054, and our telephone number is (408) 737-4600. Our web site address is www.analogictech.com. Unless the context requires otherwise, references in this Form 10-K/A to “AnalogicTech,” “we,” “us” and “our” refer to Advanced Analogic Technologies Incorporated and its wholly-owned subsidiaries on a consolidated basis. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other SEC filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

AnalogicTech and the AnalogicTech logo are trademarks of Advanced Analogic Technologies Incorporated. This annual report on Form 10-K/A also includes other trademarks of Advanced Analogic Technologies Incorporated and trademarks of other persons.

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

On October 1, 2008, the USITC served notice that it will begin a formal enforcement proceeding for the limited exclusion order originally issued on September 24, 2007. The enforcement proceeding has been undertaken at the request of Linear Technology which has alleged that we have violated the limited exclusion order by importing certain switching regulator products. We believe that these allegations are not based in fact and that none of our products infringe the Linear Technology patents in question. Our domestic sales of these products have been minimal to date and we expect domestic sales of these products to be minimal in future periods. However, whether or not we prevail in this proceeding, we expect to incur significant legal expenses which will be expensed when incurred.

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

We received a comment letter from the Securities and Exchange Commission dated September 30, 2009 (the “SEC Comment Letter”). The comments pertained to certain disclosures in our Form 10-K for the period ended December 31, 2008, filed on February 26, 2009. As of the date of this 10-K/A filing, the comments are under consideration and review. We intend to respond to the SEC Comment Letter within the next ten days.

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

On October 1, 2008, the USITC served notice that it will begin a formal enforcement proceeding for the limited exclusion order originally issued on September 24, 2007. The enforcement proceeding has been undertaken at the request of Linear Technology which has alleged that we have violated the limited exclusion order by importing certain switching regulator products. We believe that these allegations are not based in fact and that none of our products infringe the Linear Technology patents in question. Our domestic sales of these products have been minimal to date and we expect domestic sales of these products to be minimal in future periods. However, whether or not we prevail in this proceeding, we expect to incur significant legal expenses which will be expensed when incurred.

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

The following table sets forth our selected consolidated financial data for the years ended December 31, 2008, 2007, 2006, 2005 and 2004. You should read the following table in conjunction with the consolidated financials statements and related notes contained elsewhere in this report on Form 10-K/A. We derived the selected consolidated financial data for the fiscal years ended 2008, 2007 and 2006 from our audited restated consolidated financial statements and notes thereto appearing in this report on Form 10-K/A. Operating results for any year are not necessarily indicative of results to be expected for any future periods.

	Years Ended December 31,
(in thousands, except per share amounts)	2008	2007	2006	2005	2004
	(As restated) (1)	(As restated) (1)	(As restated) (1)
Consolidated Statements of Operations Data
NET REVENUES	$90,339	$109,610	$81,161	$68,298	$51,345
Cost of revenues (including stock-based compensation of $428, $317, $274, $112 and $42 in 2008, 2007, 2006, 2005 and 2004, respectively)	46,805	50,969	34,562	26,964	19,115

GROSS PROFIT	43,534	58,641	46,599	41,334	32,230

OPERATING EXPENSES:
Research and development (including stock-based compensation of $3,533, $2,878, $2,459, $784 and $300 in 2008, 2007, 2006, 2005 and 2004, respectively)	30,579	31,103	23,828	19,479	14,306
Sales, general and administrative (including stock-based compensation of $3,860, $4,145, $3,558, $1,493 and $576 in 2008, 2007, 2006, 2005 and 2004, respectively)	25,446	26,057	22,358	17,624	10,768
Patent litigation	1,751	3,793	8,536	27	473

Total operating expenses	57,776	60,953	54,722	37,130	25,547

INCOME (LOSS) FROM OPERATIONS	(14,242)	(2,312)	(8,123)	4,204	6,683
INTEREST AND OTHER INCOME:
Interest and investment income	3,124	5,599	5,823	2,058	157
Interest and other expense	(449)	(529)	(72)	(121)	(43)

Total interest and other income, net	2,675	5,070	5,751	1,937	114

INCOME (LOSS) BEFORE INCOME TAXES	(11,567)	2,758	(2,372)	6,141	6,797
PROVISION FOR (BENEFIT FROM) INCOME TAXES	8,507	1,272	(196)	4,056	(8,381)

NET INCOME (LOSS)	$(20,074)	$1,486	$(2,176)	$2,085	$15,178

NET INCOME (LOSS) PER SHARE:
Basic	$(0.44)	$0.03	$(0.05)	$0.10	$3.43
Diluted	$(0.44)	$0.03	$(0.05)	$0.05	$0.46
WEIGHTED AVERAGE SHARES USED IN NET INCOME (LOSS) PER SHARE CALCULATION:
Basic	45,535	44,728	43,477	21,025	4,420
Diluted	45,535	47,007	43,477	40,147	33,214

	December 31,
(in thousands)	2008	2007	2006	2005	2004
	(As restated) (1)	(As restated) (1)	(As restated) (1)
Consolidated Balance Sheet Data
Cash and cash equivalents	$52,094	$53,779	$58,121	$124,377	$21,705
Working capital	118,840	127,768	115,914	135,973	34,792
Total assets	153,255	176,612	161,252	151,323	44,989
Total stockholders’ equity	141,234	157,398	145,991	140,402	38,953

(1)	See Note 15 – Restatement of Previously Issued Financial Statements to our Consolidated Financial Statements for a discussion of these adjustments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report on Form 10-K/A. This discussion contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of uncertainties, risks and assumptions associated with these statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report on Form 10-K/A, particularly under the heading “Risk Factors.”

The following discussion reflects the effects of the restatement discussed in Note 15 - Restatement of Previously Issued Consolidated Financial Statements to the consolidated financial statements.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, stock-based compensation, income taxes, goodwill, long-lived assets and investments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions which may adversely affect our results of operations and/or our financial position. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed our disclosure relating to them in this annual report on Form 10-K/A.

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

In preparing the Company’s consolidated financial statements, the Company assesses the likelihood that its deferred tax assets will be realized from future taxable income. The Company establishes a valuation allowance if it determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in its consolidated statements of operations as a provision for (benefit from) income taxes. The Company exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. During the fourth quarter of FY2008, the Company recorded a valuation allowance against its U.S. deferred tax assets, as management cannot conclude that it is more likely than not that these assets will be realized. The deferred tax asset valuation allowance was $9.1 million and less than $0.1 million as of December 31, 2008 and 2007, respectively.

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

As of December 31, 2008, we had $109.5 million of cash, cash equivalents and short-term investments.

Results of Operations

The following table sets forth our historical operating results, as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
NET REVENUES	100.0%	100.0%	100.0%
Cost of revenues	51.8	46.5	42.6

GROSS PROFIT	48.2	53.5	57.4
OPERATING EXPENSES:
Research and development	33.8	28.4	29.4
Sales, general and administrative	28.2	23.8	27.5
Patent litigation	1.9	3.5	10.5

Total operating expenses	63.9	55.6	67.4

LOSS FROM OPERATIONS	(15.7)	(2.1)	(10.0)
INTEREST AND OTHER INCOME:
Interest and investment income	3.5	5.1	7.2
Interest and other expense	(0.5)	(0.5)	(0.1)

Total interest and other income, net	3.0	4.6	7.1

INCOME (LOSS) BEFORE INCOME TAXES	(12.8)	2.5	(2.9)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	9.4	1.2	(0.2)

NET INCOME (LOSS)	(22.2)%	1.4%	(2.7)%

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

	Year Ended December 31,		Increase
	2008	2007	(Decrease)
	(dollar amounts in thousands)
Net revenues	$90,339	$109,610	$(19,271)	(18)%
Cost of revenues	46,805	50,969	(4,164)	(8)%

Gross profit	$43,534	$58,641	$(15,107)	(26)%

Gross margin percentage	48.2%	53.5%	(5.3)%

Our gross margin percentage was 48.2 percent in 2008, compared to 53.5 percent in 2007, representing a decrease of 5.3 percent. This decrease was primarily due to:

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

	Year Ended December 31,
(dollar amounts in thousands)	2007	2006
	(as restated)(1)	(as restated)(1)	Increase (Decrease)
Net revenues	$109,610	$81,161	$28,449	35%
Cost of revenues	50,969	34,562	16,407	47%

Gross profit	$58,641	$46,599	$12,042	26%

Gross margin percentage	53.5%	57.4%	(3.9)%

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

	Year Ended December 31,		Increase
	2008	2007	(Decrease)
	(dollar amounts in thousands)
Research and development	$30,579	$31,103	$(524)	(1.7)%
% of net revenues	33.8%	28.4%	5.4%

Research and development expenses for fiscal 2008 decreased as compared to 2007 primarily due to:

•	a $1.2 million decrease in non-recurring engineering and other engineering-related expenses, partially offset by the following increases:

•	a $0.3 million increase due to the write-off of in-process research and development costs due to our acquisition of Elite Micro Devices during 2008 and $0.3 million of restructuring expenses.

	Year Ended December 31,		Increase
	2007	2006	(Decrease)
	(dollar amounts in thousands)
Research and development	$31,103	$23,828	$7,275	30.5%
% of net revenues	28.4%	29.4%	(1.0)%

Research and development expenses for fiscal 2007 increased as compared to 2006 primarily due to:

•

a $3.2 million increase in payroll, bonus, stock-based compensation expenses and benefit related expenses as a result of higher headcount, including a full year of expenses associated with our Shanghai-based design center in 2007, compared to only two months in 2006, as a majority of our personnel there are engaged in research and development activities;

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

	Year Ended December 31,		Increase
	2008	2007	(Decrease)
	(dollar amounts in thousands)
Sales, general and administrative	$25,446	$26,057	$(611)	(2.3)%
% of net revenues	28.2%	23.8%	4.4%

Sales, general and administrative expenses for 2008 decreased as compared to 2007 primarily due to:

•	a $1.2 million decrease in payroll, bonus, stock-based compensation expenses and employee benefit related expenses.

•	this decrease was partially offset by a $0.3 million increase in office supplies expense and a $0.2 million increase in restructuring expenses.

	Year Ended December 31,		Increase
	2007	2006	(Decrease)
	(dollar amounts in thousands)
Sales, general and administrative	$26,057	$22,358	$3,699	16.5%
% of net revenues	23.8%	27.5%	(3.7)%

Sales, general and administrative expenses for 2007 increased as compared to 2006 primarily due to:

•	a $4.6 million increase in payroll, bonus, stock-based compensation expenses and benefit related expenses, which resulted from higher headcount to support our rapid growth in revenues in 2007;

•	this increase was partially offset by an approximately $1.1 million decrease in professional services.

Patent Litigation

	Year Ended December 31,		Increase
	2008	2007	(Decrease)
	(dollar amounts in thousands)
Patent litigation	$1,751	$3,793	$(2,042)	(53.8)%
% of net revenues	1.9%	3.5%	(1.6)%

Patent litigation expenses for 2008 decreased as compared to 2007 due to a lower level of activity related to the Linear Technology Corporation patent infringement case. We believe that we will continue to incur significant patent litigation expenses in 2009 and future years. For a description of our litigation, please see Item 3—Legal Proceedings in Part I of this report for further details.

	Year Ended December 31,		Increase
	2007	2006	(Decrease)
	(dollar amounts in thousands)
Patent litigation	$3,793	$8,536	$(4,743)	(55.6)%
% of net revenues	3.5%	10.5%	(7)%

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

Provision For (Benefit From) Income Taxes

Our income tax provision (benefit) was $8.5 million, $1.3 million, and ($0.2) million for fiscal 2008, 2007 and 2006, respectively. Our tax provision for 2008 was substantially higher compared to 2007 primarily due to the recording of a valuation allowance against our U.S. net deferred tax assets of $9.1 million offset by a decrease to the Company’s consolidated pre-tax income and the related tax effects in various jurisdictions. Our 2007 provision was higher compared to 2006 primarily due to the effect of significant non-deductible stock-based compensation expenses.

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

Liquidity and Capital Resources

	Year Ended December 31,		Increase
	2008	2007	(Decrease)
	(dollar amounts in thousands)
Net cash provided by operating activities	$3,465	$8,574	$(5,109)	(60)%
Net cash used in investing activities	(1,446)	(14,322)	12,876	90%
Net cash provided by (used in) financing activities	(3,627)	1,494	(5,121)	(343)%
Effect of exchange rate changes on cash and cash equivalents	(77)	(88)	11	(13)%

Net decrease in cash and cash equivalents	$(1,685)	$(4,342)	$2,657	61%

	Year Ended December 31,		Increase
	2007	2006	(Decrease)
	(dollar amounts in thousands)
Net cash provided by operating activities	$8,574	$5,660	$2,914	51%
Net cash used in investing activities	(14,322)	(73,129)	58,807	80%
Net cash provided by financing activities	1,494	1,228	266	22%
Effect of exchange rate changes on cash and cash equivalents	(88)	(15)	(73)	(487)%

Net decrease in cash and cash equivalents	$(4,342)	$(66,256)	$61,914	93%

Our cash and cash equivalents were $52.1 million as of December 31, 2008 and $53.8 million as of December 31, 2007.

Net Cash Provided by Operating Activities

Our positive cash flows from operating activities in 2008 of $3.5 million were attributable to a $7.8 million decrease in accounts receivable due to a decrease in sales and the timing of shipments, a $7.2 million decrease in deferred tax assets primarily due to an increase in our valuation allowance, a $3.2 million decrease in inventory due to lower inventory purchases and increased inventory reserves as a result of a lower sales forecast, and a $1.0 million increase in income tax payable. These cash inflows were partially offset by net loss of $20.1 million, adjusted for non-cash items including $7.8 million of stock-based compensation expense, $3.0 million of depreciation and amortization, a $0.8 million intangible asset impairment charge and a $0.5 million impairment loss on an investment in a privately-held company. Cash outflows also included a $4.6 million decrease in accrued expenses and other long-term liabilities primarily due to a decrease in payroll, bonus and employee benefit related expenses and a $3.3 million decrease in accounts payable due to lower inventory purchases as a result of lower sales.

Net cash generated by our operating activities was $8.6 million in 2007. Net income of $1.5 million was adjusted for by the stock-based compensation expenses of $7.3 million, depreciation and amortization expenses of $2.7 million and the net changes in operating assets and liabilities. Our stock-based compensation expense has increased as a result of the increased number of options granted to employees and higher fair value of these options. Depreciation and amortization expenses have also risen due to a full year of depreciation expense and amortization of intangible assets acquired from AP Semi. The increase in accounts receivable was due to increased sales during the fourth quarter of 2007 compared to the fourth quarter of 2006. The increase in inventories was primarily due to increased purchases of materials and production to meet expected demand.

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Advanced Analogic Technologies, Inc.

Santa Clara, California

We have audited the accompanying consolidated balance sheets of Advanced Analogic Technologies Incorporated and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 15, the accompanying consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 (October 5, 2009 as to the effects of the material weakness described in the third paragraph of Management’s Annual Report on Internal Control Over Financial Reporting (as revised)), expresses an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 26, 2009 (October 5, 2009 as to the effects of the restatement discussed in Note 15)

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2008 (as restated)(1)	December 31, 2007 (as restated)(1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52,094	$53,779
Short-term investments	57,443	60,448

Total cash, cash equivalents and short-term investments	109,537	114,227
Accounts receivable, net of allowances	6,654	14,428
Inventories	9,016	12,214
Prepaid expenses and other current assets	2,100	2,273
Notes receivable	—	2,000
Deferred income taxes	—	591

Total current assets	127,307	145,733
PROPERTY AND EQUIPMENT—NET	5,050	4,699
OTHER ASSETS	4,060	1,377
DEFERRED INCOME TAXES	327	6,959
INTANGIBLES—NET	395	2,127
GOODWILL	16,116	15,717

TOTAL ASSETS	$153,255	$176,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,601	$7,938
Accrued liabilities	3,698	8,472
Income tax payable	127	1,404
Current portion of capital lease obligations	41	151

Total current liabilities	8,467	17,965
Long-term income tax payable	3,326	1,053
Long-term capital lease obligations	—	41
Other long term liabilities	228	155

Total liabilities	12,021	19,214

COMMITMENTS AND CONTINGENCIES (NOTES 8 and 13)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—100,000,000 shares authorized; 45,926,052 shares issued and 43,851,263 outstanding in 2008; 45,355,884 shares issued and outstanding in 2007	46	45
Treasury stock, at cost; 2,074,789 and 0 shares as of December 31, 2008 and December 31, 2007, respectively	(5,262)	—
Additional paid-in capital	175,425	167,364
Deferred stock-based compensation	—	(1,058)
Accumulated other comprehensive loss	(56)	(108)
Accumulated deficit	(28,919)	(8,845)

Total stockholders’ equity	141,234	157,398

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$153,255	$176,612

(1)	See Note 15 – Restatement of Previously Issued Consolidated Financial Statements to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amount)

	Year Ended December 31,
	2008 (as restated)(1)	2007 (as restated)(1)	2006 (as restated)(1)
NET REVENUES	$90,339	$109,610	$81,161
Cost of revenues	46,805	50,969	34,562

GROSS PROFIT	43,534	58,641	46,599

OPERATING EXPENSES:
Research and development	30,579	31,103	23,828
Sales, general and administrative	25,446	26,057	22,358
Patent litigation	1,751	3,793	8,536

Total operating expenses	57,776	60,953	54,722

LOSS FROM OPERATIONS	(14,242)	(2,312)	(8,123)
INTEREST AND OTHER INCOME:
Interest and investment income	3,124	5,599	5,823
Interest and other expense	(449)	(529)	(72)

Total interest and other income, net	2,675	5,070	5,751

INCOME (LOSS) BEFORE INCOME TAXES	(11,567)	2,758	(2,372)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	8,507	1,272	(196)

NET INCOME (LOSS)	$(20,074)	$1,486	$(2,176)

NET INCOME (LOSS) PER SHARE:
Basic	$(0.44)	$0.03	$(0.05)
Diluted	$(0.44)	$0.03	$(0.05)
WEIGHTED AVERAGE SHARES USED IN NET INCOME (LOSS) PER SHARE CALCULATION:
Basic	45,535	44,728	43,477
Diluted	45,535	47,007	43,477

(1)	See Note 15 – Restatement of Previously Issued Consolidated Financial Statements to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock-based Compen- sation	Accumulated Other Compre- hensive loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
BALANCE—January 1, 2006 – as previously reported	43,166	$43	—	$—	$155,002	$(5,444)	$(501)	$(8,698)	$140,402
Net loss (1)								(2,176)	(2,176)
Foreign currency translation adjustments							17		17
Net unrealized gain on available-for-sale investments, net of taxes							4		4

Comprehensive loss									(2,155)

Additional expenses incurred in initial public offering					(5)				(5)
Exercise of common stock options	891	1			979				980
Tax benefit from equity transactions					311				311
Exercise of common stock warrants	8				4				4
Stock-based compensation expense to employees (1)					4,024	102			4,126
Vesting of restricted common stock					153				153
Reversal of deferred stock-based compensation due to employee terminations					(502)	502			—
Amortization of deferred stock-based compensation						1,905			1,905
Stock-based compensation to non-employees					270				270

BALANCE—December 31, 2006 – as restated (1)	44,065	$44	—	$—	$160,236	$(2,935)	$(480)	$(10,874)	$145,991

Cumulative effect of adoption of FIN 48								543	543

BALANCE—January 1, 2007	44,065	$44	—	$—	$160,236	$(2,935)	$(480)	$(10,331)	$146,534
Net income (1)								1,486	1,486
Foreign currency translation adjustments							272		272
Net unrealized gain on available-for-sale investments, net of taxes							100		100

Comprehensive income									1,858

Tax benefit from equity transactions (1)					6				6
Exercise of common stock options	1,291	1			1,624				1,625
Stock-based compensation expense to employees (1)					5,082				5,082
Vesting of restricted common stock					23				23
Reversal of deferred stock-based compensation due to employee terminations					(210)	210			—
Amortization of deferred stock-based compensation						1,667			1,667
Stock-based compensation to non-employees					603				603

BALANCE—December 31, 2007 – as restated (1)	45,356	$45	—	$—	$167,364	$(1,058)	$(108)	$(8,845)	$157,398

(1)	See Note 15 – Restatement of Previously Issued Consolidated Financial Statements to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)—(Continued)

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock-based Compen- sation	Accumulated Other Compre- hensive loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Net loss (1)								(20,074)	(20,074)
Foreign currency translation adjustments							78		78
Net unrealized loss on available-for-sale investments, net of taxes							(26)		(26)

Comprehensive loss									(20,022)

Exercise of common stock options	570	1			1,282				1,283
Tax benefit from stock option exercises (1)					9				9
Stock-based compensation expense to employees (1)					6,774				6,774
Vesting of restricted common stock					12				12
Reversal of deferred stock-based compensation due to employee terminations					(27)	27			—
Amortization of deferred stock-based compensation						1,031			1,031
Stock-based compensation to non-employees					11				11
Common stock repurchases			(2,075)	(5,262)	—				(5,262)

BALANCE—December 31, 2008 – as restated (1)	45,926	$46	(2,075)	$(5,262)	$175,425	$—	$(56)	$(28,919)	$141,234

(1)	See Note 15 – Restatement of Previously Issued Consolidated Financial Statements to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008 (as restated)(1)	2007 (as restated)(1)	2006 (as restated)(1)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(20,074)	$1,486	$(2,176)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,004	2,721	1,820
Stock-based compensation	7,821	7,340	6,291
Intangible asset impairment charge	755	—	—
Net unrealized loss on trading securities	68	—	—
Cumulative effect of adoption of FIN 48	—	543	—
Loss on liquidation of a foreign branch office	—	266	—
Impairment loss on an investment in a privately-held company	508	200	—
Provision for doubtful accounts	5	(6)	(300)
Tax benefit from stock option exercises	9	6	—
Excess tax benefit from employee equity incentive plans	(504)	(6)	—
(Gain)/Loss on sales of property and equipment	(6)	9	49
In-process research and development	255	—	290
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	7,769	(3,385)	324
Inventories	3,193	(3,724)	(1,005)
Prepaid expenses and other current assets	207	(13)	(429)
Other assets	87	(95)	(72)
Deferred income taxes	7,181	(706)	(976)
Accounts payable	(3,252)	948	600
Accrued expenses and other long-term liabilities	(4,554)	1,782	1,265
Income taxes payable	993	1,208	(21)

Net cash provided by operating activities	3,465	8,574	5,660

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(2,351)	(3,269)	(1,397)
Proceeds from sales of property and equipment	14	—	—
Purchases of short-term investments	(66,850)	(90,231)	(70,464)
Collection of (investment in) short-term notes receivable (Note 2)	2,000	(2,000)	—
Purchases of long-term investments (Note 2)	(250)	(76)	(900)
Purchase of technology license	(200)	—	—
Proceeds from sales and maturities of short-term investments	66,838	79,479	20,900
Restricted cash escrow funds received (paid)	—	700	(700)
Acquisitions, net of cash acquired (Note 4)	(647)	1,075	(20,568)

Net cash used in investing activities	(1,446)	(14,322)	(73,129)

CASH FLOWS FROM FINANCING ACTIVITIES:

Initial public offering expenses	—	—	(5)
Proceeds from exercise of common stock options	1,283	1,625	984
Excess tax benefit from employee equity incentive plans	504	6	311
Common stock repurchases	(5,262)	—	—
Principal payments on capital lease obligations	(152)	(137)	(62)

Net cash provided by (used in) financing activities	(3,627)	1,494	1,228

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(77)	(88)	(15)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,685)	(4,342)	(66,256)
CASH AND CASH EQUIVALENTS—Beginning of period	53,779	58,121	124,377

CASH AND CASH EQUIVALENTS—End of period	$52,094	$53,779	$58,121

NONCASH INVESTING AND FINANCING ACTIVITIES:

Vesting of restricted common stock	$12	$23	$153
Increases (decreases) in accounts payable and accrued liabilities related to property and equipment purchases	$(234)	$136	$126
Property and equipment acquired under capital leases	$—	$—	$371
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$13	$26	$8
Cash paid for income taxes	$311	$233	$496

(1)	See Note 15 – Restatement of Previously Issued Consolidated Financial Statements to the Consolidated Financial Statements.

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

During the quarter ended December 31, 2008, the Company evaluated its property and equipment and intangible assets for impairment. As a result of the impairment test, the Company determined that its intangible assets were impaired due to a decrease in forecasted revenues associated with its acquired intangible assets (see Note 4—Acquisitions for further details regarding Core Technology and Customer Relationships acquired as part of the Company’s acquisition of Analog Power Semiconductor Corporation). The Company estimated the fair value of these assets using a discounted cash flow model in which it estimated future cash flows on a part by part basis for Core Technology and a customer by customer basis for Customer Relationships. Based on the discounted cash flows calculation, the Company determined the carrying amount of these acquired intangible assets exceeded their fair value by $0.8 million. Accordingly, the Company recorded a $0.8 million impairment charge during the quarter ended December 31, 2008. The impairment charge was recognized in the consolidated statements of operations for the year ended December 31, 2008 as a $0.6 million increase to cost of revenues and a $0.2 million increase to sales, general, and administrative expense.

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

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using unobservable inputs (Level 3):

	Fair Value Measurement Using Unobservable Inputs (Level 3)
	Auction Rate Securities	ARS Put Option	Investment in privately- held company	Total
Beginning balances as of January 1, 2008	$—	$—	$1,152	$1,152
Transfers in and/or out of Level 3	3,200	—	—	3,200
Unrealized losses included in accumulated other comprehensive loss	(167)	—	—	(167)
Unrealized losses recognized in earnings	(480)	—	(508)	(988)
Purchases, sales, issuances and settlements	—	412	—	412

Ending balances as of December 31, 2008	$2,553	$412	$644	$3,609

The amount of total losses for the period included in other comprehensive loss attributable to the change in unrealized losses relating to assets still held at the reporting date	$(167)	$—	$—	$(167)

The amount of total losses for the period recognized in earnings attributable to the change in unrealized losses relating to assets still held at the reporting date	$(480)	$—	$(508)	$(988)

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

Pro forma financial information

The results of operations of AP Semi are included in the Company’s consolidated statement of operations from November 1, 2006, the date of the acquisition. If the Company had acquired AP Semi at the beginning of the periods presented, the Company’s unaudited pro forma revenue, net loss and net loss per share would have been as follows:

2006
(in thousands, except per share data)
Revenue	$83,754
Net loss	$(6,014)
Net loss per share—basic	$(0.14)
Net loss per share—diluted	$(0.14)
Shares used in computing net loss per share—basic	43,477
Shares used in computing net loss per share—diluted	43,477

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

On October 9, 2008, the Company accepted for exchange from eligible employees (excluding directors, consultants and all executives) options to purchase an aggregate of 1.8 million shares of the Company’s common stock, pursuant to a stock option exchange program (the “2008 Exchange Offer”), giving them the right to tender outstanding stock options that were granted between February 1, 2007 and July 1, 2008. The eligible options were cancelled as of October 9, 2008. The Company granted new options to purchase an equal number of shares of its common stock with an exercise price equal to the fair market value of the Company’s common stock on October 9, 2008, which was $3.08 per share, in exchange for the options cancelled in connection with the offer. These new options vest over four years at a rate of 25 percent after one year, starting on October 9, 2008, and 6.25 percent every three months thereafter. The Company calculated $1.5 million of incremental expense related to the 2008 Exchange Offer as required by SFAS No. 123(R). The incremental expense combined with the unamortized cost related to the cancelled options will be amortized over the four year vesting period of the new options.

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The following table summarizes stock-based compensation expense related to stock options under SFAS No. 123(R), including the amortization of the intrinsic value under APB No. 25 for pre-April 4, 2005 options for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Statement of operations classifications
Cost of revenues	$428	$317	$274
Research and development	3,533	2,878	2,459
Sales, general and administrative	3,860	4,145	3,558

Total stock-based compensation expense	$7,821	$7,340	$6,291

The related tax effect for stock-based compensation expense for 2008, 2007 and 2006 was approximately $1.2 million, $1.6 million and $0.3 million, respectively. The related tax effect was determined using the applicable tax rates in jurisdictions to which this expense relates.

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

As of December 31, 2008, there was $15.4 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Deferred Stock Compensation—As discussed in Note 1, the Company accounted for its stock-based awards to employees using the intrinsic value method in accordance with APB 25 before its adoption of SFAS No. 123(R) on January 1, 2006. The Company recorded deferred stock-based compensation equal to the difference between the exercise price and deemed fair value of the Company’s common stock on the date of grant. The compensation is being amortized to expense over the vesting period of the options, generally four years, using the straight-line method. Amortization of such deferred stock-based compensation, net of forfeitures, was $1.0 million, $1.7 million and $1.9 million in 2008, 2007 and 2006, respectively.

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

7. INCOME TAXES

The components of the provision for (benefit from) income taxes are as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Current:
Federal	$1,263	$1,094	$62
State	43	(26)	21
Foreign	331	717	697

Total current tax	1,637	1,785	780

Deferred:
Federal	4,560	(81)	(459)
State	2,305	(395)	(223)
Foreign	5	(37)	(294)

Total deferred	6,870	(513)	(976)

Provision for (benefit from) income taxes	$8,507	$1,272	$(196)

The foreign and domestic components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
United States	$(3,117)	$(2,271)	$(8,169)
Foreign	(8,450)	5,029	5,797

Income (loss) before income taxes	$(11,567)	$2,758	$(2,372)

Foreign earnings of approximately $0.1 million were considered to be permanently reinvested in the Company’s foreign operations through 2008. If these earnings were remitted to the U.S., they would be subject to domestic and/or foreign taxes. The determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The effective tax rate differs from the applicable U.S. statutory federal income tax rate for the years ended December 31 as follows:

	Year Ended December 31,
	2008	2007	2006
U.S. statutory federal tax rate	(34.0)%	34.0%	(34.0)%
State taxes, net of federal benefit	(1.6)	(15.1)	(8.9)
Foreign income at higher (lower) rates	35.2	4.0	8.7
Research and development credits	(11.5)	(26.0)	(21.0)
Deferred stock-based compensation	8.9	44.2	41.4
Change in Valuation Allowance	78.3	—	—
Other	(1.7)	5.0	5.5

Effective tax rate	73.6%	46.1%	(8.3)%

The components of deferred income taxes are as follows:

	December 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$317	$333
Research and business tax credits	5,268	4,568
Stock-based compensation	2,740	1,873
Accruals and reserves not currently deductible	1,005	719
Other	79	80

	9,409	7,573
Valuation allowance	(9,082)	(23)

Total	$327	$7,550

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

At December 31, 2008, after considering both the positive and negative evidence, the Company cannot conclude that it is more likely than not that these assets will be realized. Therefore, the Company established a valuation allowance against its US deferred tax assets with a corresponding non-cash charge of approximately $9.1 million to the provision for income taxes.

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

The Company is subject to taxation in the United States and various foreign jurisdictions. With the exception of California, the Company’s tax years for 1997 through 2008 are subject to examination by the US tax authorities. In August 2007, the Company closed an audit with the state of California for all tax years from inception through 2004, but the state left open the option to review the Company’s research and development tax credits in the future. The Company is currently under examination by the Internal Revenue Service for the 2005, 2006 and 2007 tax years. As of December 31, 2008, no audit adjustments have been made. The Company is no longer subject to foreign examinations by tax authorities for years before 2002. Although the timing of the resolution and/or closure on audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. However, given the number of years remaining subject to examination and the number of matters being examined, the Company is unable to estimate the range of possible adjustments to the balance of gross unrecognized tax benefits.

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

On October 1, 2008, the USITC served notice that it will begin a formal enforcement proceeding for the limited exclusion order originally issued on September 24, 2007. The enforcement proceeding has been undertaken at the request of Linear Technology which has alleged that the Company has violated the limited exclusion order by importing certain switching regulator products. The Company believes that these allegations are not based in fact and that none of its products infringe the Linear Technology patents in question. The Company’s domestic sales of these products have been minimal to date and the Company expects domestic sales of these products to be minimal in future periods. However, whether or not the Company prevails in this proceeding, the Company expects to incur significant legal expenses which will be expensed when incurred.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
(in thousands, except per share data)	Mar. 31, 2008 (as previously disclosed)	Jun. 30, 2008 (as previously disclosed)	Sept. 30, 2008 (as previously disclosed)	Dec. 31, 2008 (as previously disclosed)
Net revenues	$25,101	$21,173	$25,436	$18,629
Cost of revenues*	11,369	11,149	12,713	11,508

Gross profit	13,732	10,024	12,723	7,121

Operating expenses:
Research and development*	7,659	7,790	7,462	7,010
Sales, general and administrative*	6,445	6,201	6,112	5,923
Patent litigation	262	482	243	764

Total operating expenses	14,366	14,473	13,817	13,697

Loss from operations	(634)	(4,449)	(1,094)	(6,576)
Interest and other income:
Interest and investment income	1,129	749	700	546
Interest and other expense	15	17	23	(504)

Total interest and other income, net	1,144	766	723	42

Income (loss) before income taxes	510	(3,683)	(371)	(6,534)
Provision for income taxes	64	147	266	7,832

Net income (loss)	$446	$(3,830)	$(637)	$(14,366)

Basic net income (loss) per common share	$0.01	$(0.08)	$(0.01)	$(0.32)
Diluted net income (loss) per common share	$0.01	$(0.08)	$(0.01)	$(0.32)
Shares used in basic net income (loss) per common share	45,491	45,687	45,781	45,183
Shares used in diluted net income (loss) per common share	47,060	45,687	45,781	45,183
* Pre-tax stock-based compensation included in:
Cost of revenues	$77	$95	$110	$80
Research and development	790	773	886	426
Sales, general and administrative	860	1,034	664	537

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

	Three Months Ended
(in thousands, except per share data)	Mar. 31, 2008 (as restated)(1)	Jun. 30, 2008 (as restated)(1)	Sept. 30, 2008 (as restated)(1)	Dec. 31, 2008 (as restated)(1)
Net revenues	$25,101	$21,173	$25,436	$18,629
Cost of revenues*	11,385	11,157	12,716	11,547

Gross profit	13,716	10,016	12,720	7,082

Operating expenses:
Research and development*	7,913	7,809	7,506	7,351
Sales, general and administrative*	6,877	6,189	6,191	6,189
Patent litigation	262	482	243	764

Total operating expenses	15,052	14,480	13,940	14,304

Loss from operations	(1,336)	(4,464)	(1,220)	(7,222)
Interest and other income:
Interest and investment income	1,129	749	700	546
Interest and other expense	15	17	23	(504)

Total interest and other income, net	1,144	766	723	42

Income (loss) before income taxes	(192)	(3,698)	(497)	(7,180)
Provision for income taxes	(63)	148	207	8,215

Net income (loss)	$(129)	$(3,846)	$(704)	$(15,395)

Basic net income (loss) per common share	$0.00	$(0.08)	$(0.02)	$(0.34)
Diluted net income (loss) per common share	$0.00	$(0.08)	$(0.02)	$(0.34)
Shares used in basic net income (loss) per common share	45,491	45,687	45,781	45,183
Shares used in diluted net income (loss) per common share	45,491	45,687	45,781	45,183
* Pre-tax stock-based compensation included in:
Cost of revenues	$93	$103	$113	$119
Research and development	1,044	792	930	767
Sales, general and administrative	1,292	1,022	743	803

(1)	See Note 15 – Restatement of Previously Issued Consolidated Financial Statements to the Consolidated Financial Statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

	Three Months Ended
(in thousands, except per share data)	Mar. 31, 2007 (as previously disclosed)	Jun. 30, 2007 (as previously disclosed)	Sept. 30, 2007 (as previously disclosed)	Dec. 31, 2007 (as previously disclosed)
Net revenues	$21,108	$25,837	$30,600	$32,065
Cost of revenues*	9,932	11,612	14,204	15,186

Gross profit	11,176	14,225	16,396	16,879

Operating expenses:
Research and development*	7,103	7,572	7,948	8,368
Sales, general and administrative*	6,202	6,597	6,373	6,585
Patent litigation	1,589	1,488	580	136

Total operating expenses	14,894	15,657	14,901	15,089

Income (loss) from operations	(3,718)	(1,432)	1,495	1,790
Interest and other income:
Interest and investment income	1,369	1,368	1,408	1,454
Interest and other expense	(271)	(14)	(10)	(233)

Total interest and other income, net	1,098	1,354	1,398	1,221

Income (loss) before income taxes	(2,620)	(78)	2,893	3,011
Provision for income taxes	131	813	316	60

Net income (loss)	$(2,751)	$(891)	$2,577	$2,951

Basic net income (loss) per common share	$(0.06)	$(0.02)	$0.06	$0.07
Diluted net income (loss) per common share	$(0.06)	$(0.02)	$0.05	$0.06
Shares used in basic net income (loss) per common share	44,319	44,602	44,827	45,158
Shares used in diluted net income (loss) per common share	44,319	44,602	47,170	47,767
* Pre-tax stock-based compensation included in:
Cost of revenues	$65	$66	$78	$73
Research and development	611	662	758	735
Sales, general and administrative	1,034	1,019	781	1,011

	Three Months Ended
(in thousands, except per share data)	Mar. 31, 2007 (as restated)(1)	Jun. 30, 2007 (as restated)(1)	Sept. 30, 2007 (as restated)(1)	Dec. 31, 2007 (as restated)(1)
Net revenues	$21,108	$25,837	$30,600	$32,065
Cost of revenues*	9,937	11,620	14,212	15,200

Gross profit	11,171	14,217	16,388	16,865

Operating expenses:
Research and development*	7,102	7,567	7,891	8,543
Sales, general and administrative*	6,354	6,604	6,432	6,667
Patent litigation	1,589	1,488	580	136

Total operating expenses	15,045	15,659	14,903	15,346

Income (loss) from operations	(3,874)	(1,442)	1,485	1,519
Interest and other income:
Interest and investment income	1,369	1,368	1,408	1,454
Interest and other expense	(271)	(14)	(10)	(234)

Total interest and other income, net	1,098	1,354	1,398	1,220

Income (loss) before income taxes	(2,776)	(88)	2,883	2,739
Provision for income taxes	119	831	298	24

Net income (loss)	$(2,895)	$(919)	$2,585	$2,715

Basic net income (loss) per common share	$(0.07)	$(0.02)	$0.06	$0.06
Diluted net income (loss) per common share	$(0.07)	$(0.02)	$0.05	$0.06
Shares used in basic net income (loss) per common share	44,319	44,602	44,827	45,158
Shares used in diluted net income (loss) per common share	44,319	44,602	47,170	47,767
* Pre-tax stock-based compensation included in:
Cost of revenues	$70	$74	$86	$87
Research and development	610	657	701	910
Sales, general and administrative	1,186	1,026	840	1,093

(1)	See Note 15 – Restatement of Previously Issued Consolidated Financial Statements to the Consolidated Financial Statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

15. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended September 30, 2009, the Company identified errors in stock-based compensation expense for fiscal years 2008, 2007 and 2006. The errors were identified after the Company’s third-party software provider notified its clients, including the Company, that it made a change to how its software program calculates stock-based compensation expense. Specifically, the prior version of this software calculated stock-based compensation expense by incorrectly continuing to apply a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date, resulting in an understatement of stock-based compensation expense in certain periods prior to the grant’s final vest date. Thus, this accounting error relates to the timing of estimated stock-based compensation expense recognition.

The Company determined that the cumulative stock-based compensation expense errors related to the periods discussed above totaled $2.1 million. To correct these errors, the Company has recorded additional pre-tax non-cash stock-based compensation expense of $1.5 million in fiscal 2008, $0.4 million in fiscal 2007 and $0.2 million in fiscal 2006 and the related tax adjustments for these periods.

The cumulative pre-tax effect of the stock-based compensation adjustments on the consolidated balance sheets for the years ended 2008, 2007 and 2006 was an increase in additional paid-in capital offset by a corresponding decrease in accumulated deficit which resulted in no net effect on stockholders’ equity. The Company also recorded certain tax-related adjustments in connection with the adjustments discussed above including an insignificant change to the tax benefit from stock option exercises.

The following tables present the effect of the restatement adjustments by financial statement line item for the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Consolidated Balance Sheets (in thousands):

	December 31, 2008		December 31, 2007
	As previously reported	As restated	As previously reported	As restated
ASSETS:
Deferred income tax asset - long-term	$326	$327	$6,815	$6,959
Total assets	$153,254	$153,255	$176,468	$176,612
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Income tax payable	$28	$127	$1,367	$1,404
Total current liabilities	$8,368	$8,467	$17,928	$17,965
Total liabilities	$11,922	$12,021	$19,177	$19,214
Additional paid-in capital	$173,342	$175,425	$166,763	$167,364
Accumulated deficit	$(26,738)	$(28,919)	$(8,351)	$(8,845)
Total stockholders’ equity	$141,332	$141,234	$157,291	$157,398
Total liabilities and stockholders’ equity	$153,254	$153,255	$176,468	$176,612

Consolidated Statements of Operations (in thousands, except per share amounts):

	Year ended December 31, 2008		Year ended December 31, 2007		Year ended December 31, 2006
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Cost of Revenues	$46,739	$46,805	$50,934	$50,969	$34,556	$34,562
Gross Profit	$43,600	$43,534	$58,676	$58,641	$46,605	$46,599
Operating expenses:
Research and development	$29,921	$30,579	$30,991	$31,103	$23,772	$23,828
Sales, general and administrative	$24,681	$25,446	$25,757	$26,057	$22,272	$22,358
Total operating expenses	$56,353	$57,776	$60,541	$60,953	$54,580	$54,722
Loss from operations	$(12,753)	$(14,242)	$(1,865)	$(2,312)	$(7,975)	$(8,123)
Income (loss) before income taxes	$(10,078)	$(11,567)	$3,205	$2,758	$(2,224)	$(2,372)
Provision for (benefit from) income taxes	$8,309	$8,507	$1,319	$1,272	$(142)	$(196)
Net income (loss)	$(18,387)	$(20,074)	$1,886	$1,486	$(2,082)	$(2,176)
Basic net income (loss) per share	$(0.40)	$(0.44)	$0.04	$0.03	$(0.05)	$(0.05)
Diluted net income (loss) per share	$(0.40)	$(0.44)	$0.04	$0.03	$(0.05)	$(0.05)

Consolidated Statements of Cash Flows (in thousands):

	Year ended		Year ended		Year ended
	December 31, 2008		December 31, 2007		December 31, 2006
(in thousands)	(as previously reported)	(as restated)	(as previously reported)	(as restated)	(as previously reported)	(as restated)
Net income (loss)	$(18,387)	$(20,074)	$1,886	$1,486	$(2,082)	$(2,176)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	6,332	7,821	6,893	7,340	6,143	6,291
Tax benefit from stock option exercises	16	9	—	6	—	—
Excess tax benefit from employee equity incentive plans	(511)	(504)	—	(6)	—	—
Changes in operating assets and liabilities:
Deferred income taxes	7,038	7,181	(616)	(706)	(922)	(976)
Income taxes payable	931	993	1,171	1,208	(21)	(21)
Net cash provided by operating activities	3,458	3,465	8,580	8,574	5,660	5,660
Excess tax benefit from employee equity incentive plans	511	504	—	6	311	311
Net cash (used in) provided by financing activities	(3,620)	(3,627)	1,488	1,494	1,228	1,228

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

In connection with the restatement described in Note 15 to our consolidated financial statements, our Chief Executive Officer and Chief Financial Officer determined that there was a material weakness in our internal control over financial reporting as of December 31, 2008, as more fully described below in “Management’s Annual Report on Internal Control over Financial Reporting (as revised).” Based on this evaluation and because of the material weakness described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

(b) Management’s Report on Internal Control Over Financial Reporting (As Revised)

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

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A deficiency in design exists when (a) a control necessary to meet the control objective is missing or (b) an existing control is not properly designed so that, even if the control operates as designed, the control objective would not be met. A deficiency in operation exists when a properly designed control does not operate as designed, or when the person performing the control does not possess the necessary authority or competence to perform the control effectively. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the restatement discussed in Note 15 to the consolidated financial statements, our management, including our Chief Executive Officer and Chief Financial Officer, re-assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included the evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based upon this assessment, our management has concluded that, as of December 31, 2008, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP because of the following material weakness:

•

The Company’s controls to calculate stock-based compensation expense related to the application of the forfeiture rate were not designed effectively. As a result, a material weakness exists in the design of the controls over the calculation of stock-based compensation expense related to the application of the forfeiture rate. This control deficiency led to a misstatement of stock-based compensation expense, which was not prevented or detected on a timely basis, and resulted in a restatement of our 2008, 2007 and 2006 consolidated financial statements.

We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. Our independent registered public accounting firm, which audited the consolidated financial statements included in this amended annual report on Form 10-K/A, has issued an attestation report, included elsewhere herein, which expresses an adverse opinion on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred in the fourth quarter of the period covered by this Annual Report of Form 10-K/A that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(d) Remedial Efforts to Address the Material Weakness

Subsequent to the identification of the material weakness during the three months ended September 30, 2009, the Company has initiated remediation measures to address the material weakness over the calculation of stock-based compensation expense related to the application of the forfeiture rate which includes adding a control procedure to test the calculation of the third-party stock-based compensation system reports on a quarterly basis and upon our upgrades to new versions of the software.

ITEM 9B.	OTHER INFORMATION

None

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Advanced Analogic Technologies, Inc.

Santa Clara, California

We have audited the internal control over financial reporting of Advanced Analogic Technologies Incorporated and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (As Revised). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our report dated February 26, 2009, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described in the following paragraph, a material weakness was subsequently identified as a result of the restatement of the Company’s previously issued 2008 consolidated financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified as of December 31, 2008, and included in management’s assessment:

•

The Company’s controls to calculate stock-based compensation expense related to the application of the forfeiture rate were not designed effectively. As a result, a material weakness exists in the design of the controls over the calculation of stock-based compensation expense related to the application of the forfeiture rate. This control deficiency led to a misstatement of stock-based compensation expense,which was not prevented or detected on a timely basis, and resulted in a restatement of the Company’s 2008, 2007 and 2006 consolidated financial statements.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements of the Company as of and for the year ended December 31, 2008, and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2008, and our report dated February 26, 2009 (October 5, 2009 as to the effects of the restatement discussed in Note 15) expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the restatement.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 26, 2009 (October 5, 2009 as to the effects of the material weakness described in the third paragraph of Management’s Annual Report on Internal Control Over Financial Reporting (as revised))

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

(1)	Financial Statements

The following financial statements and related report are included in Item 8 of this Report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets (Restated)

•	Consolidated Statements of Operations (Restated)

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (Restated)

•	Consolidated Statements of Cash Flows (Restated)

•	Notes to Consolidated Financial Statements (Restated)

(2)	Schedules

See Note 12 to Consolidated Financial Statements included in Item 8 of this Report.

(3)	Exhibits

The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Report.

(b)	Exhibits

Exhibit Number	Description

*3.1	Amended and Restated Certificate of Incorporation of the Registrant

**3.2	Amended and Restated Bylaws of the Registrant

#4.1	Form of the Registrant’s Common Stock Certificate

#10.1	Form of Director and Executive Officer Indemnification Agreement

#10.2	1998 Stock Plan and forms of agreement thereunder

#10.3	2005 Equity Incentive Plan and form of agreement thereunder

#10.4	2005 Employee Stock Purchase Plan and form of agreement thereunder

#10.5	Employment Offer Letter between the Registrant and Richard K. Williams dated September 24, 1998

#10.6	Employment Offer Letter between the Registrant and Brian R. McDonald dated June 21, 2004

#10.7	Office Lease between the Registrant and Wolfe Road Investments No. 3, a partnership, dated August 4, 2004

#10.8	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated July 15, 2005

#10.9†	Joint Development Agreement between the Registrant and GEM Services, Inc. dated June 1, 1999

#10.10	Form of Warrant to Purchase Shares of Series E Preferred Stock

#10.11	Form of Warrant to Purchase Shares of Common Stock

#10.12†	Wafer Foundry Agreement, as amended, between the Registrant and HYNIX Semiconductor America dated June 4, 2002

#10.12.1	Amendment dated effective May 1, 2005 to Wafer Foundry Agreement between the Registrant and HYNIX Semiconductor America dated June 4, 2002

#10.13	Amended and Restated Investors’ Rights Agreement dated October 27, 2003

#10.13.1	Amendment to Amended and Restated Investors’ Rights Agreement dated as of May 18, 2005

#10.14	Amended and Restated Voting Agreement dated October 27, 2003

#10.15	Form of Change of Control Agreement (Chief Executive Officer and Chief Financial Officer)

#10.16	Form of Change of Control Agreement (Vice Presidents)

##10.17	Sublease between Sandisk Corp. and Advanced Analogic Tech. Inc.

+21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm

+24.1	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Previously filed
#	Incorporated by reference to the same number exhibit filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
*	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
**	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
##	Incorporated by reference to Exhibit 10.17 of the Registrant’s Current Report on Form 8-K filed on June 25, 2007.
***	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
†	Confidential treatment has been granted for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, Advanced Analogic Technologies Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California on the 5th day of October, 2009.

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

Signature	Title	Date

/S/ RICHARD K. WILLIAMS	President, Chief Executive Officer, Chief Technical Officer and Director (Principal Executive Officer)	October 5, 2009
Richard K. Williams

/S/ BRIAN R. MCDONALD	Chief Financial Officer, Vice President of Worldwide Finance and Secretary (Principal Financial Officer)	October 5, 2009
Brian R. McDonald

/S/ ASHOK CHANDRAN	Vice President and Chief Accounting Officer (Principal Accounting Officer)	October 5, 2009
Ashok Chandran

* SAMUEL J. ANDERSON	Director	October 5, 2009
Samuel J. Anderson

* JAFF LIN Jaff Lin		Director	October 5, 2009

* THOMAS P. REDFERN Thomas P. Redfern		Director	October 5, 2009

* CHANDRAMOHAN SUBRAMANIAM Chandramohan Subramaniam		Director	October 5, 2009

* THOMAS WEATHERFORD Thomas Weatherford		Director	October 5, 2009

*By:	/S/ BRIAN R. MCDONALD Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Description

*3.1	Amended and Restated Certificate of Incorporation of the Registrant

**3.2	Amended and Restated Bylaws of the Registrant

#4.1	Form of the Registrant’s Common Stock Certificate

#10.1	Form of Director and Executive Officer Indemnification Agreement

#10.2	1998 Stock Plan and forms of agreement thereunder

#10.3	2005 Equity Incentive Plan and form of agreement thereunder

#10.4	2005 Employee Stock Purchase Plan and form of agreement thereunder

#10.5	Employment Offer Letter between the Registrant and Richard K. Williams dated September 24, 1998

#10.6	Employment Offer Letter between the Registrant and Brian R. McDonald dated June 21, 2004

#10.7	Office Lease between the Registrant and Wolfe Road Investments No. 3, a partnership, dated August 4, 2004

#10.8	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated July 15, 2005

#10.9†	Joint Development Agreement between the Registrant and GEM Services, Inc. dated June 1, 1999

#10.10	Form of Warrant to Purchase Shares of Series E Preferred Stock

#10.11	Form of Warrant to Purchase Shares of Common Stock

#10.12†	Wafer Foundry Agreement, as amended, between the Registrant and HYNIX Semiconductor America dated June 4, 2002

#10.12.1	Amendment dated effective May 1, 2005 to Wafer Foundry Agreement between the Registrant and HYNIX Semiconductor America dated June 4, 2002

#10.13	Amended and Restated Investors’ Rights Agreement dated October 27, 2003

#10.13.1	Amendment to Amended and Restated Investors’ Rights Agreement dated as of May 18, 2005

#10.14	Amended and Restated Voting Agreement dated October 27, 2003

#10.15	Form of Change of Control Agreement (Chief Executive Officer and Chief Financial Officer)

#10.16	Form of Change of Control Agreement (Vice Presidents)

##10.17	Sublease between Sandisk Corp. and Advanced Analogic Tech. Inc.

+21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm

+24.1	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Previously filed
#	Incorporated by reference to the same number exhibit filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
*	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
**	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.
##	Incorporated by reference to Exhibit 10.17 of the Registrant’s Current Report on Form 8-K filed on June 25, 2007.
***	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
†	Confidential treatment has been granted for portions of this exhibit.