Form 10-Q/A
period 2009-03-31
ADVANCED ANALOGIC TECHNOLOGIES INC
filed 2009-10-06
CIK 1104042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A is an amendment to our Form 10-Q for the period ended March 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on April 24, 2009 (“the Original Filing”). This 10-Q/A reflects the impact of the restatement of our condensed consolidated financial statements as discussed in Note 13 to our condensed consolidated financial statements.

As a result of identifying errors in stock-based compensation expense, we restated our consolidated financial statements for fiscal years 2008, 2007 and 2006 in our Form 10-K/A concurrently filed with the SEC.

The comparative prior fiscal period condensed consolidated financial statements for the three months ended March 31, 2008 are being restated to reflect the effects of adjustments to stock-based compensation expense. The errors in stock-based compensation expense for the three months ended March 31, 2009 were insignificant. Therefore, the only impact to our condensed consolidated financial statements for the three months ended March 31, 2009 is to reflect the cumulative restatement adjustments made to the condensed consolidated balance sheet as of March 31, 2009. These changes are more fully described in Note 13 of the condensed consolidated financial statements included below.

Items 1 and 2 of Part 1 of the Original Filing have been updated to reflect the effects of the restatement to our condensed consolidated financial statements. In connection with the restatement, management has assessed the effectiveness of our disclosure controls and procedures and has included revised disclosure in this Form 10-Q/A under Item 4 of Part 1 “Controls and Procedures.” In addition, the certifications filed as Exhibits 31.1, 31.2 and 32.1 and the Signature Page have been updated.

This Form 10-Q/A sets forth the Original Filing in its entirety and includes items that have been changed as a result of the restatement as well as items that are unchanged from the Original Filing. This Form 10-Q/A speaks as of the original filing date of the Original Filing and has not been updated to reflect other events occurring subsequent to the original filing date, including forward-looking statements and all items contained in this Form 10-Q/A that were not directly impacted by the restatement, which should be read in their historical context.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares and par value)

	March 31, 2009	December 31, 2008 (*)
	(as restated) (1)
Assets
Current assets
Cash and cash equivalents	$45,714	$52,094
Short-term investments	57,929	57,443

Total cash, cash equivalents and short-term investments	103,643	109,537
Accounts receivable, net of allowances	9,247	6,654
Inventories	8,749	9,016
Prepaid expenses and other current assets	1,905	2,100

Total current assets	123,544	127,307
Property and equipment, net	4,596	5,050
Other assets	4,175	4,060
Deferred income taxes	261	327
Intangibles, net	315	395
Goodwill	16,116	16,116

Total assets	$149,007	$153,255

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,374	$4,601
Accrued liabilities	3,082	3,698
Income tax payable	322	127
Current portion of capital lease obligations	1	41

Total current liabilities	10,779	8,467
Long-term income tax payable	3,742	3,326
Other long-term liabilities	242	228

Total liabilities	14,763	12,021

Stockholders’ equity
Common stock, $0.001 par value—100,000,000 shares authorized; 46,077,756 and 42,913,466 shares issued and outstanding, respectively, as of March 31, 2009; 45,926,052 and 43,851,263 shares issued and outstanding, respectively, as of December 31, 2008	46	46
Treasury stock, at cost; 3,164,290 and 2,074,789 shares as of March 31, 2009 and December 31, 2008, respectively	(8,561)	(5,262)
Additional paid-in capital	177,083	175,425
Accumulated other comprehensive loss	(197)	(56)
Accumulated deficit	(34,127)	(28,919)

Total stockholders’ equity	134,244	141,234

Total liabilities and stockholders’ equity	$149,007	$153,255

*	Amounts as of December 31, 2008 were derived from the December 31, 2008 audited consolidated financial statements included in our Form 10-K/A.
(1)	See Note 13—“Restatement” to the unaudited Condensed Consolidated Financial Statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
		(as restated) (1)
Net revenue	$16,549	$25,101
Cost of revenue	9,118	11,385

Gross profit	7,431	13,716

Operating expenses:
Research and development	6,583	7,913
Sales, general and administrative	5,429	6,877
Patent litigation	301	262

Total operating expenses	12,313	15,052

Loss from operations	(4,882)	(1,336)
Interest and other income:
Interest and investment income	371	1,129
Interest and other income (expense), net	(18)	15

Total interest and other income, net	353	1,144

Income (loss) before income taxes	(4,529)	(192)
Provision (benefit) for income taxes	679	(63)

Net income (loss)	$(5,208)	$(129)

Net income (loss) per share:
Basic	$(0.12)	$0.00
Diluted	$(0.12)	$0.00
Weighted average shares used in net income (loss) per share calculation:
Basic	43,052	45,491
Diluted	43,052	45,491

(1)	See Note 13—“Restatement” to the unaudited Condensed Consolidated Financial Statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008
		(as restated) (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,208)	$(129)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	537	707
Stock-based compensation	1,575	2,429
Provision for doubtful accounts	8	—
Excess tax benefit from stock options	—	(479)
Tax benefit from stock option exercises	—	38
Net unrealized loss on trading securities	5	—
(Gain) loss on sales of property and equipment	65	(14)
Changes in operating assets and liabilities:
Accounts receivable	(2,601)	575
Inventories	273	(1,816)
Prepaid expenses and other current assets	202	630
Other assets	15	93
Deferred income taxes	(29)	(24)
Accounts payable	2,767	2,697
Accrued liabilities and other long-term liabilities	(593)	(4,263)
Income taxes payable	611	(200)

Net cash (used in) provided by operating activities	(2,373)	244

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(89)	(1,171)
Purchases of short-term investments	(20,759)	(6,721)
Proceeds from sales and maturities of short-term investments	20,236	28,754
Purchases of long-term investment	(117)	—
Proceeds from sales of property and equipment	—	14

Net cash (used in) provided by investing activities	(729)	20,876

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	77	505
Excess tax benefits from stock options	—	479
Common stock repurchases	(3,299)	—
Principal payments on capital lease obligations	(40)	(37)

Net cash (used in) provided by financing activities	(3,262)	947

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(16)	33

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,380)	22,100
CASH AND CASH EQUIVALENTS—Beginning of period	52,094	53,779

CASH AND CASH EQUIVALENTS—End of period	$45,714	$75,879

NONCASH INVESTING AND FINANCING ACTIVITY:
Increases (decreases) in accounts payable and accrued liabilities related to property and equipment purchases	$(6)	$18
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1	$4
Cash paid for income taxes	$27	$94

(1)	See Note 13—“Restatement” to the unaudited Condensed Consolidated Financial Statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Advanced Analogic Technologies Incorporated (the “Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its annual report on Form 10-K/A filed with the SEC.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Stock-Based Compensation Expense and Valuation of Awards

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”). The following table summarizes stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2009 and March 31, 2008:

	Three Months Ended March 31,
(in thousands)	2009	2008
Cost of revenue	$63	$93
Research and development	700	1,044
Sales, general and administrative	812	1,292

Total stock-based compensation expense	$1,575	$2,429

The related tax effect for stock-based compensation expense for the three months ended March 31, 2009 and March 31, 2008 was zero and $0.4 million, respectively. The related tax effect was determined using the applicable tax rates in jurisdictions to which this expense relates. No benefit was recognized for stock-based compensation for the three months ended March 31, 2009 because the Company has a full valuation allowance against its deferred tax assets.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

A reconciliation of shares used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Weighted average common shares outstanding	43,052	45,516
Weighted average shares subject to repurchase	—	(25)

Shares used to calculate basic net income (loss) per share	43,052	45,491

Effect of dilutive securities:
Common stock warrants	—	—
Common stock options	—	—
Weighted average shares subject to repurchase	—	—

Dilutive potential common stock	—	—

Weighted average common shares outstanding, assuming dilution	43,052	45,491

Approximately 9.0 million and 8.2 million shares of potentially dilutive common shares were excluded from the net income (loss) per share calculation for the three months ended March 31, 2009 and March 31, 2008, respectively, as their inclusion would have been anti-dilutive.

6. OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008
Net income (loss), as reported	$(5,208)	$(129)
Changes in cumulative translation adjustment	(26)	168
Changes in unrealized gains/losses on investments	(115)	(192)

Total other comprehensive income (loss)	$(5,349)	$(153)

Total other comprehensive income (loss) for the three months ended March 31, 2009 includes less than $0.1 million of unrealized loss on the Company’s available-for-sale auction rate securities, compared to $0.2 million for the three months ended March 31, 2008. See Note 2 for further information regarding the Company’s auction rate securities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company recorded a tax provision of approximately $0.7 million and a tax benefit of $0.1 million for the three months ended March 31, 2009 and 2008, respectively. The increase in the Company’s tax provision compared to prior year is primarily due to a full valuation allowance against its United States deferred tax assets at March 31, 2009. Accordingly, no benefit is recognized for stock-based compensation as any increase in the Company’s related deferred tax asset will have a corresponding increase in the Company’s valuation allowance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. RESTATEMENT

During the three months ended September 30, 2009, the Company identified errors in stock-based compensation expense. The Company restated its consolidated financial statements for fiscal years 2008, 2007 and 2006 and filed Form 10-K/A with the SEC.

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

As a result, the Company has restated the accompanying comparative prior fiscal period condensed consolidated financial statements for the three months ended March 31, 2008 to reflect the restatement of stock-based compensation expense. The Company recorded a $0.7 million increase in pre-tax non-cash stock-based compensation expense for the three months ended March 31, 2008 from amounts previously reported for the three months ended March 31, 2008. The errors in stock-based compensation expense for the three months ended March 31, 2009 were insignificant. Therefore, the only impact to the Company’s condensed consolidated financial statements for the three months ended March 31, 2009 is to reflect the cumulative restatement adjustments made to the condensed consolidated balance sheet as of March 31, 2009.

The following tables present the effect of the restatement adjustments by financial statement line item for the Condensed Consolidated Balance Sheet as of March 31, 2009 and the Condensed Consolidated Statements of Operations and Statements of Cash Flows for the three months ended March 31, 2008.

Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2009
	As previously reported	As restated
ASSETS:
Deferred income tax asset—long-term	$260	$261
Total assets	$149,006	$149,007
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Income tax payable	$223	$322
Total current liabilities	$10,680	$10,779
Total liabilities	$14,664	$14,763
Additional paid-in capital	$175,000	$177,083
Accumulated deficit	$(31,946)	$(34,127)
Total stockholders’ equity	$134,342	$134,244
Total liabilities and stockholders’ equity	$149,006	$149,007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidated Statements of Operations (in thousands, except per share amounts):

	Three months ended March 31, 2008
	As previously reported	As restated
Cost of Revenues	$11,369	$11,385
Gross Profit	$13,732	$13,716
Operating expenses:
Research and development	$7,659	$7,913
Sales, general and administrative	$6,445	$6,877
Total operating expenses	$14,366	$15,052
Loss from operations	$(634)	$(1,336)
Income (loss) before income taxes	$510	$(192)
Provision for (benefit from) income taxes	$64	$(63)
Net income (loss)	$446	$(129)
Basic net income (loss) per share	$0.01	$0.00
Diluted net income (loss) per share	$0.01	$0.00
Weighted average shares used in net income (loss) per share calculation:
Basic	45,491	45,491
Diluted	47,060	45,491

Condensed Consolidated Statements of Cash Flows (in thousands):

	Three months ended March 31, 2008
	(as previously reported)	(as restated)
Net income (loss)	$446	$(129)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	1,727	2,429
Excess tax benefit from stock options	(487)	(479)
Tax benefit from stock option exercises	46	38
Changes in operating assets and liabilities:
Deferred income taxes	145	(24)
Income taxes payable	(250)	(200)
Net cash (used in) provided by operating activities	236	244

Excess tax benefit from stock options	487	479
Net cash (used in) provided by financing activities	955	947

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our most recently filed Form 10-K/A. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q/A.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains forward-looking statements. When used in this Quarterly Report on Form 10-Q/A the words “anticipate,” “objective,” “may,” “might,” “should,” “could,” “can,” “intend,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” “is designed to” or the negative of these and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. While we believe our plans, intentions and expectations reflected in those forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q/A, including those under the heading “Risk Factors.”

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q/A. Other than as required by applicable laws, we are under no obligation to, and do not intend to, update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

The following discussion reflects the effects of the restatement discussed in Note 13 “Restatement” to the condensed consolidated financial statements.

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

Our net revenue for the three months ended March 31, 2009 decreased 34% compared to the three months ended March 31, 2008 as a result of a decrease in demand for our products primarily in Taiwan, Korea and China. Gross margin for the three months ended March 31, 2009 decreased to 44.9% compared to 54.6% for the three months ended March 31, 2008 primarily due to an unfavorable change in product mix and lower average selling prices.

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

Management believes that there have been no significant changes during the three months ended March 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K/A for the year ended December 31, 2008.

Results of Operations

The following table sets forth our unaudited historical operating results, in dollar amounts and as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
(in thousands, except percentages)	2009		2008
Net revenue	$16,549	100.0%	$25,101	100.0%
Cost of revenue	9,118	55.1	11,385	45.4

Gross profit	7,431	44.9	13,716	54.6
Operating expenses:
Research and development	6,583	39.8	7,913	31.5
Sales, general and administrative	5,429	32.8	6,877	27.4
Patent litigation	301	1.8	262	1.0

Total operating expenses	12,313	74.4	15,052	60.0

Loss from operations	(4,882)	(29.5)	(1,336)	(5.3)
Interest and other income:
Interest and investment income	371	2.2	1,129	4.5
Interest and other income (expense), net	(18)	(0.1)	15	0.1

Total interest and other income, net	353	2.1	1,144	4.6

Income (loss) before income taxes	(4,529)	(27.4)	(192)	(0.8)
Provision for income taxes	679	4.1	(63)	(0.3)

Net income (loss)	$(5,208)	(31.5)%	$(129)	(0.5)%

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

Gross Profit

	Three Months Ended March 31,
(in thousands, except percentages)	2009	2008	Increase (Decrease)
Net revenue	$16,549	$25,101	$(8,552)	(34)%
Cost of revenue	9,118	11,385	(2,267)	(20)%

Gross profit	$7,431	$13,716

Gross profit margin percentage	44.9%	54.6%	(9.7)%

Our gross margin was 44.9% for the three months ended March 31, 2009, compared to 54.6% for the three months ended March 31, 2008. Approximately 8 percentage points of this decrease was due to the unfavorable impact of a change in product mix and decreased selling prices. Approximately 2 percentage points of this decrease was due to the unfavorable impact to gross margin as a result of higher excess inventory charges resulting from lower demand for our products than anticipated, as described below.

During the three months ended March 31, 2009, our gross inventory write-down was approximately $1.1 million, partially offset by the sale of $0.4 million of previously written down inventory. During the three months ended March 31, 2008, our gross inventory write-down was approximately $0.8 million, partially offset by the sale of $0.3 million of previously written down inventory.

Research and Development

	Three Months Ended March 31,
(in thousands, except percentages)	2009	2008	Increase (Decrease)
Research and development	$6,583	$7,913	$(1,330)	(17)%
Percentage of net revenue	39.8%	31.5%	8.3%

Research and development expenses for the three months ended March 31, 2009 decreased by $1.3 million as compared to the three months ended March 31, 2008 primarily due to a $0.8 million decrease in payroll and personnel related expenses. Payroll and personnel related expenses were lower during the three months ended March 31, 2009 as a result of lower headcount due to our December 2008 reduction in workforce and other cost reduction measures implemented.

Sales, General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2009	2008	Increase (Decrease)
Sales, general and administrative	$5,429	$6,877	$(1,448)	(21)%
Percentage of net revenue	32.8%	27.4%	5.4%

Sales, general and administrative expenses for the three months ended March 31, 2009 decreased by $1.4 million as compared to the three months ended March 31, 2008 primarily due to a $0.6 million decrease in payroll and personnel related expenses and a $0.3 million decrease in audit expenses incurred. Payroll and personnel related expenses were lower during the three months ended March 31, 2009 as a result of lower headcount due to our December 2008 reduction in workforce and other cost reduction measures implemented.

Patent Litigation

	Three Months Ended March 31,
(in thousands, except percentages)	2009	2008	Increase (Decrease)
Patent litigation	$301	$262	$39	15%
Percentage of net revenue	1.8%	1.0%	0.8%

Patent litigation expense increased slightly during the three months ended March 31, 2009 compared to the three months ended March 31, 2008. We believe that we will continue to incur significant litigation expenses for the remainder of 2009 and future years. For a description of our litigation, please see Part II, Item 1—Legal Proceedings—for further details.

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

We recorded a tax provision of approximately $0.7 million and a tax benefit of $0.1 million for the three months ended March 31, 2009 and 2008, respectively. The increase in our tax provision compared to prior year is primarily due to a full valuation allowance against our United States deferred tax assets at March 31, 2009. Accordingly, no benefit is recognized for stock-based compensation as any increase in our related deferred tax asset will have a corresponding increase in our valuation allowance.

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

Liquidity and Capital Resources

	Three Months Ended March 31,
(in thousands, except percentages)	2009	2008	Increase (Decrease)
Net cash (used in) provided by operating activities	$(2,373)	$244	$(2,617)	(1,073)%
Net cash (used in) provided by investing activities	(729)	20,876	(21,605)	(103)%
Net cash (used in) provided by financing activities	(3,262)	947	(4,209)	(444)%
Effect of exchange rate changes on cash and cash equivalents	(16)	33	(49)	(148)%

Net (decrease) increase in cash and cash equivalents	$(6,380)	$22,100	$(28,480)

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

Net cash provided by operating activities was $0.2 million for the three months ended March 31, 2008. Net loss of $(0.1) million was adjusted for non-cash charges consisting primarily of $0.7 million of depreciation and amortization expense and $2.4 million of stock-based compensation expense. Amortization expense included $0.3 million related to the AP Semi acquisition. Accounts payable increased by $2.7 million due to increased purchases of materials and services to meet expected demand. Accrued liabilities decreased by $4.3 million as we paid out 2007 bonuses during the first quarter of 2008. Inventory increased by $1.8 million in anticipation of sales during the remainder of 2008.

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

Net cash provided by financing activities was $0.9 million for the three months ended March 31, 2008, primarily from net proceeds of $0.5 million from exercises of common stock options and $0.5 million of excess tax benefit from employee stock options.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q/A.

In connection with the restatement described in Note 13 to our unaudited condensed consolidated financial statements, our Chief Executive Officer and Chief Financial Officer determined that there was a material weakness in our internal control over financial reporting as of March 31, 2009 relating to the design of the controls over the calculation of stock-based compensation expense related to the application of the forfeiture rate. Based on this evaluation and because of the material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2009.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2009 covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(c) Remedial Efforts to Address the Material Weakness

Subsequent to the identification of the material weakness in our internal control over financial reporting during the three months ended September 30, 2009, we have initiated remediation measures to address the material weakness over the calculation of stock-based compensation expense related to the application of the forfeiture rate which includes adding a control procedure to test the calculation of the third-party stock-based compensation system reports on a quarterly basis and upon our upgrades to new versions of the software.

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

Dated: October 5, 2009	By:	/s/ BRIAN R. MCDONALD
Brian R. McDonald
Chief Financial Officer, Vice President of Worldwide Finance and Secretary

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.