Form 10-Q/A
period 2009-06-30
ADVANCED ANALOGIC TECHNOLOGIES INC
filed 2009-10-06
CIK 1104042

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

EXPLANATORY NOTE

This Form 10-Q/A is an amendment to our Form 10-Q for the period ended June 30, 2009, filed with the Securities and Exchange Commission (“SEC”) on July 24, 2009 (“the Original Filing”). This Form 10-Q/A is being filed to restate our condensed consolidated financial statements as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 to reflect the effects of adjustments to stock-based compensation expense. These changes are more fully described in Note 13 of the condensed consolidated financial statements included below.

As a result of identifying errors in stock-based compensation expense, we restated our consolidated financial statements for fiscal years 2008, 2007 and 2006 in our Form 10-K/A and restated our unaudited condensed financial statements as of March 31, 2009 and 2008 in our Form 10-Q/A, concurrently filed with the SEC.

Items 1 and 2 of Part 1 of the Original Filing have been updated to reflect the effects of the adjustments to our unaudited condensed consolidated financial statements. In connection with the restatement, management has assessed the effectiveness of our disclosure controls and procedures and has included revised disclosure in this Form 10-Q/A under Item 4 of Part 1 “Controls and Procedures.” In addition, the certifications filed as Exhibits 31.1, 31.2 and 32.1 and the Signature Page have been updated.

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value)

	June 30, 2009	December 31, 2008 (*)
	(as restated) (1)
Assets
Current assets
Cash and cash equivalents	$57,795	$52,094
Short-term investments	46,884	57,443

Total cash, cash equivalents and short-term investments	104,679	109,537
Accounts receivable, net of allowances	11,355	6,654
Inventories	9,825	9,016
Prepaid expenses and other current assets	1,416	2,100

Total current assets	127,275	127,307
Property and equipment, net	4,644	5,050
Other assets	4,267	4,060
Deferred income taxes	283	327
Intangibles, net	235	395
Goodwill	16,116	16,116

Total assets	$152,820	$153,255

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$10,851	$4,601
Accrued liabilities	3,834	3,698
Income tax payable	157	127
Current portion of capital lease obligations	—	41

Total current liabilities	14, 842	8,467
Long-term income tax payable	4,277	3,326
Other long-term liabilities	256	228

Total liabilities	19,375	12,021

Stockholders’ equity
Common stock, $0.001 par value—100,000,000 shares authorized; 46,114,506 and 42,950,216 shares issued and outstanding, respectively, as of June 30, 2009; 45,926,052 and 43,851,263 shares issued and outstanding, respectively, as of December 31, 2008	46	46
Treasury stock, at cost; 3,164,290 and 2,074,789 shares as of June 30, 2009 and December 31, 2008, respectively	(8,561)	(5,262)
Additional paid-in capital	178,759	175,425
Accumulated other comprehensive loss	(183)	(56)
Accumulated deficit	(36,616)	(28,919)

Total stockholders’ equity	133,445	141,234

Total liabilities and stockholders’ equity	$152,820	$153,255

*	Amounts as of December 31, 2008 were derived from the December 31, 2008 audited consolidated financial statements included in our Form 10-K/A.
(1)	See Note 13—“Restatement” to the unaudited Condensed Consolidated Financial Statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(as restated) (1)	(as restated) (1)	(as restated) (1)	(as restated) (1)
Net revenue	$22,978	$21,173	$39,527	$46,274
Cost of revenue	11,882	11,157	21,000	22,541

Gross profit	11,096	10,016	18,527	23,733

Operating expenses:
Research and development	6,808	7,809	13,391	15,722
Sales, general and administrative	6,281	6,189	11,710	13,066
Patent litigation	385	482	686	744

Total operating expenses	13,474	14,480	25,787	29,532

Loss from operations	(2,378)	(4,464)	(7,260)	(5,799)
Interest and other income:
Interest income	245	749	616	1,878
Interest expense and other income, net	70	17	52	32

Total interest and other income, net	315	766	668	1,910

Loss before income taxes	(2,063)	(3,698)	(6,592)	(3,889)
Provision for income taxes	426	148	1,105	85

Net loss	$(2,489)	$(3,846)	$(7,697)	$(3,974)

Net loss per share:
Basic	$(0.06)	$(0.08)	$(0.18)	$(0.09)
Diluted	$(0.06)	$(0.08)	$(0.18)	$(0.09)
Weighted average shares used in net loss per share calculation:
Basic	42,938	45,687	42,995	45,589
Diluted	42,938	45,687	42,995	45,589

(1)	See Note 13—“Restatement” to the unaudited Condensed Consolidated Financial Statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
	(as restated) (1)	(as restated) (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,697)	$(3,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,041	1,457
Stock-based compensation	3,222	4,346
In-process research and development	—	255
Net unrealized gain on trading securities	(57)	—
Provision for doubtful accounts	34	—
Tax benefit from stock option exercises	22	(9)
Excess tax benefit from stock options	(22)	(478)
(Gain) loss on sales of property and equipment	68	(14)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(4,735)	3,159
Inventories	(813)	(1,487)
Prepaid expenses and other current assets	686	886
Other assets	(6)	96
Deferred income taxes	(29)	(233)
Accounts payable	5,973	(288)
Accrued liabilities and other long-term liabilities	166	(3,960)
Income taxes payable	981	123

Net cash used in operating activities	(1,166)	(121)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(266)	(1,648)
Purchases of short-term investments	(37,936)	(13,135)
Proceeds from sales and maturities of short-term investments	48,404	47,239
Acquisition, net of cash acquired	—	(647)
Purchase of long-term investment	(175)	(250)
Sale of long-term investment	50	—
Proceeds from sales of property and equipment	—	14

Net cash provided by investing activities	10,077	31,573

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	94	1,170
Excess tax benefits from stock options	22	478
Principal payments on capital lease obligations	(41)	(74)
Common stock repurchases	(3,299)	—

Net cash provided by (used in) financing activities	(3,224)	1,574

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	14	29

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,701	33,055
CASH AND CASH EQUIVALENTS—Beginning of period	52,094	53,779

CASH AND CASH EQUIVALENTS—End of period	$57,795	$86,834

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Increases in accounts payable and accrued liabilities related to property and equipment purchases	$266	$222

Cash paid for interest	$1	$8

Cash paid for income taxes	$61	$183

(1)	See Note 13—“Restatement” to the unaudited Condensed Consolidated Financial Statements.

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

During the three months ended June 30, 2009, the Company adopted Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date. For the three months ended June 30, 2009, the Company evaluated subsequent events through the date its financial statements were available for issuance. The Company determined that the financial statements were available for issuance on July 22, 2009 except with respect to the information contained in Note 13, the date that the Company completed its review of the unaudited condensed consolidated financial statements for the three months ended June 30, 2009 except with respect to the information contained in Note 13 for which the date is October 5, 2009.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Stock-Based Compensation Expense and Valuation of Awards

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”). The following table summarizes stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2009 and June 30, 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of operations classifications	2009	2008	2009	2008
Cost of revenue	$84	$103	$147	$196
Research and development	733	792	1,433	1,836
Sales, general and administrative	829	1,022	1,642	2,314

Total stock-based compensation expense	$1,646	$1,917	$3,222	$4,346

The related tax effect for stock-based compensation expense was zero for the three and six months ended June 30, 2009, respectively, as the Company has a full valuation allowance against its deferred tax assets. The related tax effect for stock-based compensation expense for the three and six months ended June 30, 2008 was $0.3 million and $0.7 million, respectively. The related tax effect was determined using the applicable tax rates in jurisdictions to which this expense relates.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

For the three and six months ended June 30, 2009, the Company excluded 7.5 million and 8.5 million potentially dilutive securities from the computation of diluted net loss per share, respectively. For the three and six months ended June 30, 2008, the Company excluded 8.0 million and 8.2 million potentially dilutive securities from the computation of diluted net loss per share, respectively. Potentially dilutive securities were excluded from the computation of diluted net loss per share because their effect would have been antidilutive due to the net loss in each period.

6. OTHER COMPREHENSIVE LOSS

Comprehensive loss includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net loss, as reported	$(2,489)	$(3,846)	$(7,697)	$(3,974)
Changes in cumulative translation adjustment	46	27	20	195
Changes in unrealized gains /losses on investments, net of taxes	(32)	(215)	(147)	(408)

Total other comprehensive loss	$(2,475)	$(4,034)	$(7,824)	$(4,187)

7. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

	June 30, 2009	December 31, 2008
	(in thousands)
Inventories
Work in process	$5,341	$5,034
Finished goods	4,484	3,982

Total inventories	$9,825	$9,016

Property and equipment, net
Computers and software	$5,338	$5,426
Office and test equipment	6,928	6,513
Leasehold improvements	1,472	1,448

Gross property and equipment	13,738	13,387
Accumulated depreciation and amortization	(9,094)	(8,337)

Total property and equipment, net	$4,644	$5,050

Accrued liabilities
Accrued payroll and benefits	$1,974	$1,269
Deferred revenue	97	97
Accrued legal and accounting services	611	746
Warranty reserve	116	81
Restructuring reserve	—	280
Accrued payables and other	1,036	1,225

Total accrued liabilities	$3,834	$3,698

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company recorded a tax provision of approximately $0.4 million and $1.1 million for the three months and six months ended June 30, 2009, respectively. The Company recorded a tax provision of approximately $0.1 million and $0.1 million for the three and six months ended June 30, 2008, respectively. The increase in the Company’s tax provision for the three and six months ended June 30, 2009 compared to prior year is primarily due to a full valuation allowance against its United States deferred tax assets at June 30, 2009. Accordingly, no benefit is recognized for stock-based compensation as any increase in the Company’s related deferred tax asset will have a corresponding increase in the Company’s valuation allowance.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

On October 1, 2008, the USITC served notice that it will begin a formal enforcement proceeding for the limited exclusion order originally issued on September 24, 2007. The enforcement proceeding has been undertaken at the request of Linear Technology which has alleged that the Company has violated the limited exclusion order by importing certain switching regulator products. The Company believes that it will prevail in this action. However, whether or not the Company prevails, the Company expects to incur significant legal expenses which will be expensed when incurred.

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

As a result, the Company has restated the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2009 and 2008 to reflect the restatement of stock-based compensation expense. The Company has recorded a $0.2 million decrease in pre-tax non-cash stock-based compensation expense for the three and six months ended June 30, 2009 and a $0.1 million and $0.7 million increase for the three and six months ended June 30, 2008, respectively, from amounts previously reported. The Condensed Consolidated Balance Sheet also reflects the cumulative restatement adjustments made as of June 30, 2009.

The following tables present the effect of the restatement adjustments by financial statement line item for the Condensed Consolidated Balance Sheet as of June 30, 2009 and the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 and the Condensed Consolidated Statements of Cash Flow for the six months ended June 30, 2009 and 2008.

Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2009
	As previously reported	As restated
ASSETS:
Deferred income taxes - long-term	$282	$283
Total assets	$152,819	$152,820
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Income tax payable	$73	$157
Total current liabilities	$14,758	$14,842
Total liabilities	$19,291	$19,375
Additional paid-in capital	$176,847	$178,759
Accumulated deficit	$(34,621)	$(36,616)
Total stockholders’ equity	$133,528	$133,445
Total liabilities and stockholders’ equity	$152,819	$152,820

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidated Statements of Operations (in thousands, except per share amounts):

	Three months ended June 30, 2009		Six months ended June 30, 2009
	As previously reported	As restated	As previously reported	As restated
Cost of Revenue	$11,879	$11,882	$20,997	$21,000
Gross Profit	$11,099	$11,096	$18,530	$18,527
Operating expenses:
Research and development	$6,862	$6,808	$13,445	$13,391
Sales, general and administrative	$6,403	$6,281	$11,832	$11,710
Total operating expenses	$13,650	$13,474	$25,963	$25,787
Loss from operations	$(2,551)	$(2,378)	$(7,433)	$(7,260)
Loss before income taxes	$(2,236)	$(2,063)	$(6,765)	$(6,592)
Provision for income taxes	$439	$426	$1,118	$1,105
Net loss	$(2,675)	$(2,489)	$(7,883)	$(7,697)
Basic net loss per share	$(0.06)	$(0.06)	$(0.18)	$(0.18)
Diluted net loss per share	$(0.06)	$(0.06)	$(0.18)	$(0.18)

	Three months ended June 30, 2008		Six months ended June 30, 2008
	As previously reported	As restated	As previously reported	As restated
Cost of Revenue	$11,149	$11,157	$22,517	$22,541
Gross Profit	$10,024	$10,016	$23,757	$23,733
Operating expenses:
Research and development	$7,790	$7,809	$15,449	$15,722
Sales, general and administrative	$6,201	$6,189	$12,646	$13,066
Total operating expenses	$14,473	$14,480	$28,839	$29,532
Loss from operations	$(4,449)	$(4,464)	$(5,082)	$(5,799)
Loss before income taxes	$(3,683)	$(3,698)	$(3,172)	$(3,889)
Provision for income taxes	$147	$148	$211	$85
Net loss	$(3,830)	$(3,846)	$(3,383)	$(3,974)
Basic net loss per share	$(0.08)	$(0.08)	$(0.07)	$(0.09)
Diluted net loss per share	$(0.08)	$(0.08)	$(0.07)	$(0.09)

Condensed Consolidated Statements of Cash Flows (in thousands):

	Six months ended June 30, 2009		Six months ended June 30, 2008
	(as previously reported)	(as restated)	(as previously reported)	(as restated)
Net loss	$(7,883)	$(7,697)	$(3,383)	$(3,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,395	3,222	3,629	4,346
Tax benefit from stock option exercises	20	22	—	(9)
Excess tax benefit from stock options	(20)	(22)	(487)	(478)
Changes in operating assets and liabilities:
Deferred income taxes	(29)	(29)	(70)	(233)
Income taxes payable	996	981	77	123
Net cash used in operating activities	(1,164)	(1,166)	(130)	(121)

Excess tax benefit from stock options	20	22	487	478
Net cash provided by (used in) provided by financing activities	(3,226)	(3,224)	1,583	1,574

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q/A and our most recently filed Form 10-K/A. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q/A.

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

Results of Operations

The following table sets forth our unaudited historical operating results, in dollar amounts and as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2009		2008		2009		2008
Net revenue	$22,978	100.0%	$21,173	100.0%	$39,527	100.0%	$46,274	100.0%
Cost of revenue	11,882	51.7	11,157	52.7	21,000	53.1	22,541	48.7

Gross profit	11,096	48.3	10,016	47.3	18,527	46.9	23,733	51.3
Operating expenses:
Research and development	6,808	29.6	7,809	36.9	13,391	33.9	15,722	34.0
Sales, general and administrative	6,281	27.3	6, 189	29.2	11,710	29.6	13,066	28.2
Patent litigation	385	1.7	482	2.3	686	1.7	744	1.6

Total operating expenses	13,474	58.6	14,480	68.4	25,787	65.2	29,532	63.8

Loss from operations	(2,378)	(10.3)	(4,464)	(21.0)	(7,260)	(18.3)	(5,799)	(12.5)
Interest and other income (expense):
Interest income	245	1.1	749	3.5	616	1.6	1,878	4.1
Interest expense and other income (expense), net	70	0.3	17	0.1	52	0.1	32	—

Total interest and other income (expense), net	315	1.4	766	3.6	668	1.7	1,910	4.1

Loss before income taxes	(2,063)	(9.0)	(3,698)	(17.5)	(6,592)	(16.7)	(3,889)	(8.4)
Provision for income taxes	426	1.9	148	0.7	1,105	2.8	85	0.2

Net loss	$(2,489)	(10.8)%	$(3,846)	(18.2)%	$(7,697)	(19.5)%	$(3,974)	(8.6)%

Comparison of Three and Six Months ended June 30, 2009 and June 30, 2008

Revenues

The following table illustrates our net revenue by principal product families:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Amount	Percent of net revenue	Amount	Percent of net revenue	Amount	Percent of net revenue	Amount	Percent of net revenue
	(dollar amounts in thousands)
Display and Lighting Solutions	$14,602	64%	$12,641	59%	$26,095	66%	$27,477	59%
Voltage Regulation and DC/DC Conversion	4,005	17%	3,313	16%	5,796	14%	9,213	20%
Interface and Power Management	3,359	15%	4,616	22%	6,189	16%	8,635	19%
Battery Management	1,012	4%	603	3%	1,447	4%	949	2%

Total	$22,978	100%	$21,173	100%	$39,527	100%	$46,274	100%

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

Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)
Net revenue	$22,978	$21,173	$1,805	9%	$39,527	$46,274	$(6,747)	(15)%
Cost of revenue	11,882	11,157	725	6%	21,000	22,541	(1,541)	(7)%

Gross profit	$11,096	$10,016			$18,527	$23,733

Gross profit margin percentage	48.3%	47.3%	1.0%		46.9%	51.3%	(4.4)%

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

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)
Research and development	$6,808	$7,809	$(1,001)	(13)%	$13,391	$15,722	$(2,331)	(15)%
Percentage of net revenue	29.6%	36.9%	(7.3)%		33.9%	34.0%	(0.1)%

Research and development expenses for the second quarter of 2009 decreased by $1.0 million as compared to the second quarter of 2008 primarily due to a $0.3 million decrease in payroll and payroll related expenses as a result of lower headcount due to our December 2008 reduction in workforce and other cost reduction measures, a $0.3 million decrease due to a one-time in-process research and development charge associated with our acquisition of Elite during the second quarter of 2008 and a $0.2 million decrease in facilities, IT and operation support expenses.

Research and development expenses for the first six months of 2009 decreased by $2.3 million as compared to the first six months of 2008 primarily due to a $1.4 million decrease in payroll and benefit related expenses as a result of lower headcount due to our December 2008 reduction in workforce and other cost reduction measures, a $0.5 million decrease in facilities, IT and operation support expenses and a $0.3 million decrease due to a one-time in-process research and development charge associated with our acquisition of Elite during the second quarter of 2008.

Sales, General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)
Sales, general and administrative	$6,281	$6,189	$92	1%	$11,710	$13,066	$(1,356)	(10)%
Percentage of net revenue	27.3%	29.2%	(1.9)%		29.6%	28.2%	1.4%

Sales, general and administrative expenses for the second quarter of 2009 increased by $0.1 million as compared to the second quarter of 2008 primarily due to a $0.3 million increase in payroll and payroll related expenses, partially offset by a $0.2 million reduction in travel expenses.

Sales, general and administrative expenses for the first six months of 2009 decreased by $1.4 million as compared to the first six months of 2008 primarily due to a $1.0 million decrease in payroll and payroll related expenses as a result of lower headcount due to our December 2008 reduction in workforce and other cost reduction measures and a $0.4 million decrease in travel expenses.

Patent Litigation

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)
Patent litigation	$385	$482	$(97)	(20)%	$686	$744	$(58)	(8)%
Percentage of net revenue	1.7%	2.3%	(0.6)%		1.7%	1.6%	(0.1)%

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

We recorded a tax provision of approximately $0.4 million and $1.1 million for the three months and six months ended June 30, 2009, respectively. We recorded a tax provision of approximately $0.1 million and $0.1 million for the three and six months ended June 30, 2008, respectively. The increase in our tax provision for the three and six months ended June 30, 2009 compared to prior year is primarily due to a full valuation allowance against our United States deferred tax assets at June 30, 2009. Accordingly, no benefit is recognized for stock-based compensation as any increase in our related deferred tax asset will have a corresponding increase in our valuation allowance.

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

Liquidity and Capital Resources

	Six Months Ended June 30,
(in thousands, except percentages)	2009	2008	Increase (Decrease)
Net cash used in operating activities	$(1,166)	$(121)	$(1,045)	864%
Net cash provided by investing activities	10,077	31,573	(21,496)	(68)%
Net cash provided by (used in) financing activities	(3,224)	1,574	(4,798)	(305)%
Effect of exchange rate changes on cash and cash equivalents	14	29	(15)	(52)%

Net increase (decrease) in cash and cash equivalents	$5,701	$33,055	$(27,354)

Net Cash Used in Operating Activities

Cash used in operating activities was $1.2 million for the six months ended June 30, 2009. Cash used in operating activities was comprised of the net loss of $7.7 million, less non-cash adjustments including $3.2 million of stock-based compensation expense and $1.0 million of depreciation and amortization. Cash used in operating activities was also comprised of a $4.7 million increase in accounts receivable as a result of higher sales. These uses were offset by a $6.0 million increase in accounts payable due to the timing of our purchases and a $1.0 million increase in income taxes payable due to the current year income taxes.

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

In connection with the restatement described in Note 13 to our unaudited condensed consolidated financial statements, our Chief Executive Officer and Chief Financial Officer determined that there was a material weakness in our internal control over financial reporting as of June 30, 2009 relating to the design of the controls over the calculation of stock-based compensation expense related to the application of the forfeiture rate. Based on this evaluation and because of the material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2009.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2009 covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On October 1, 2008, the USITC served notice that it will begin a formal enforcement proceeding for the limited exclusion order originally issued on September 24, 2007. The enforcement proceeding has been undertaken at the request of Linear Technology which has alleged that we have violated the limited exclusion order by importing certain switching regulator products. We believe that we will prevail in this action. However, whether or not we prevail, we expect to incur significant legal expenses which will be expensed when incurred.

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