Form 10-Q
period 2009-09-30
ADVANCED ANALOGIC TECHNOLOGIES INC
filed 2009-10-30
CIK 1104042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

There were 46,122,631 shares of the Registrant’s common stock issued and 42,958,341 shares outstanding as of October 28, 2009.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value)

	September 30, 2009	December 31, 2008 (*)
Assets
Current assets
Cash and cash equivalents	$35,120	$52,094
Short-term investments	68,007	57,443

Total cash, cash equivalents and short-term investments	103,127	109,537
Accounts receivable, net of allowances	14,030	6,654
Inventories	9,366	9,016
Prepaid expenses and other current assets	3,454	2,100

Total current assets	129,977	127,307
Property and equipment, net	4,522	5,050
Other assets	3,100	4,060
Deferred income taxes	301	327
Intangibles, net	154	395
Goodwill	16,116	16,116

Total assets	$154,170	$153,255

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$11,033	$4,601
Accrued liabilities	4,117	3,698
Income tax payable	22	127
Current portion of capital lease obligations	—	41

Total current liabilities	15,172	8,467
Long-term income tax payable	4,601	3,326
Other long-term liabilities	267	228

Total liabilities	20,040	12,021

Stockholders’ equity
Common stock, $0.001 par value—100,000,000 shares authorized; 46,122,631 and 42,958,341 shares issued and outstanding, respectively, as of September 30, 2009; 45,926,052 and 43,851,263 shares issued and outstanding, respectively, as of December 31, 2008	46	46
Treasury stock, at cost; 3,164,290 and 2,074,789 shares as of September 30, 2009 and December 31, 2008, respectively	(8,561)	(5,262)
Additional paid-in capital	180,457	175,425
Accumulated other comprehensive loss	(180)	(56)
Accumulated deficit	(37,632)	(28,919)

Total stockholders’ equity	134,130	141,234

Total liabilities and stockholders’ equity	$154,170	$153,255

*	Amounts as of December 31, 2008 were derived from the December 31, 2008 audited consolidated financial statements included in our Form 10-K/A.

See accompanying notes to unaudited condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008 (as restated) (1)	2009	2008 (as restated) (1)
Net revenue	$26,140	$25,436	$65,667	$71,711
Cost of revenue	12,763	12,716	33,763	35,258

Gross profit	13,377	12,720	31,904	36,453

Operating expenses:
Research and development	6,928	7,506	20,319	23,228
Sales, general and administrative	6,337	6,191	18,047	19,257
Patent litigation	1,013	243	1,699	987

Total operating expenses	14,278	13,940	40,065	43,472

Loss from operations	(901)	(1,220)	(8,161)	(7,019)
Interest and other income:
Interest income	177	700	793	2,578
Interest expense and other income, net	(36)	23	16	55

Total interest and other income, net	141	723	809	2,633

Loss before income taxes	(760)	(497)	(7,352)	(4,386)
Provision for income taxes	256	207	1,361	292

Net loss	$(1,016)	$(704)	$(8,713)	$(4,678)

Net loss per share:
Basic	$(0.02)	$(0.02)	$(0.20)	$(0.10)
Diluted	$(0.02)	$(0.02)	$(0.20)	$(0.10)
Weighted average shares used in net loss per share calculation:
Basic	42,956	45,781	42,982	45,654
Diluted	42,956	45,781	42,982	45,654

(1)	See Note 13 – “Restatement” to the unaudited Condensed Consolidated Financial Statements.

See accompanying notes to unaudited condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008 (as restated)(1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,713)	$(4,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,540	2,232
Stock-based compensation	4,940	6,131
In-process research and development	—	255
Net unrealized gain on trading securities	(61)	—
Provision for doubtful accounts	34	—
Tax benefit from stock option exercises	—	(9)
Excess tax benefit from stock-based compensation	—	(478)
(Gain) loss on sales of property and equipment	69	(9)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(7,410)	(417)
Inventories	(356)	(179)
Prepaid expenses and other current assets	(155)	610
Other assets	(27)	93
Deferred income taxes	(47)	(460)
Accounts payable	6,345	154
Accrued liabilities and other long-term liabilities	457	(4,143)
Income taxes payable	1,170	460

Net cash used in operating activities	(2,214)	(438)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(736)	(2,183)
Purchases of short-term investments	(64,584)	(30,755)
Proceeds from sales and maturities of short-term investments	53,886	57,949
Acquisition, net of cash acquired	—	(647)
Purchase of long-term investment	(175)	(250)
Purchase of technology license	—	(100)
Collection of note receivable	—	2,000
Sale of long-term investment	50	—
Proceeds from sales of property and equipment	—	14

Net cash provided by (used in) investing activities	(11,559)	26,028

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	97	1,213
Excess tax benefits from stock-based compensation	—	478
Principal payments on capital lease obligations	(41)	(112)
Common stock repurchases	(3,299)	—

Net cash provided by (used in) financing activities	(3,243)	1,579

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	42	(8)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,974)	27,161
CASH AND CASH EQUIVALENTS—Beginning of period	52,094	53,779

CASH AND CASH EQUIVALENTS—End of period	$35,120	$80,940

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Vesting of restricted common stock	$—	$12

Increases in accounts payable and accrued liabilities related to property and equipment purchases	$75	$(212)

Cash paid for interest	$1	$11

Cash paid for income taxes	$141	$289

(1)	See Note 13 – “Restatement” to the unaudited Condensed Consolidated Financial Statements.

See accompanying notes to unaudited condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Advanced Analogic Technologies Incorporated (the “Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its annual report on Form 10-K/A filed with the SEC on October 6, 2009.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other future period. The condensed consolidated balance sheet as of December 31, 2008 is derived from the audited consolidated financial statements.

For the three months ended September 30, 2009, the Company evaluated subsequent events through the date its financial statements were available for issuance. The Company determined that the financial statements were available for issuance on October 28, 2009, the date that the Company completed its review of the unaudited condensed consolidated financial statements for the three months ended September 30, 2009.

2. INVESTMENTS

As of September 30, 2009, the Company had investments in short-term debt instruments and auction rate securities (ARS), which were classified as available-for-sale. The Company also had investments in ARS and ARS exchange rights (“ARS Put Option”) that were classified as trading securities. Short-term investments consist primarily of investment grade debt securities with a maturity of greater than 90 days at the time of purchase. The Company classifies certain investments with maturities greater than one year as short-term investments as it considers all investments a potential source of operating cash regardless of maturity date. Interest earned on securities is included in “Interest income” in the Condensed Consolidated Statements of Operations.

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table, which excludes cash, is a summary of cash equivalents, short-term investments and long-term investments classified as available-for-sale as of September 30, 2009 and December 31, 2008:

	September 30, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$20,152	$—	$—	$20,152
U.S. Government agency bonds	24,488	40	—	24,528
Municipal bonds	48,781	8	(14)	48,775
Auction rate securities	1,950	—	(131)	1,819

Total	$95,371	$48	$(145)	$95,274

Amounts included in:
Cash and cash equivalents	$25,452	$—	$(4)	$25,448
Short-term investments	67,969	48	(10)	68,007
Other assets	1,950	—	(131)	1,819

Total	$95,371	$48	$(145)	$95,274

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$36,489	$—	$—	$36,489
U.S. Government agency bonds	23,091	188	—	23,279
Municipal bonds	26,598	72	(2)	26,668
U.S. Corporate Debt Securities	5,492	24	—	5,516
U.S. Treasury bills	2,996	4	—	3,000
Auction rate securities	2,000	—	(167)	1,833

Total	$96,666	$288	$(169)	$96,785

Amounts included in:
Cash and cash equivalents	$37,509	$—	$—	$37,509
Short-term investments	57,157	288	(2)	57,443
Other assets	2,000	—	(167)	1,833

Total	$96,666	$288	$(169)	$96,785

3. FAIR VALUE MEASUREMENTS

The Company’s financial assets are measured at fair value. Fair value is the price that the Company estimates would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Fair Value Hierarchy

The Company classifies investments within Level 1 of the fair value hierarchy when the fair value is based on quoted prices in active markets for identical assets or liabilities. The Company considers a market to be active when transactions for the asset occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of September 30, 2009, the Company’s Level 1 investments consist of money market funds.

The Company classifies investments within Level 2 of the fair value hierarchy when the fair value is based on broker/dealer quotes which use observable market inputs instead of quoted market prices in active markets. As of September 30, 2009, the Company’s Level 2 investments consist of municipal bonds and U.S. government agency bonds.

Investments are classified within Level 3 of the fair value hierarchy if the fair value is determined using unobservable inputs that are not corroborated by market data. The valuation of Level 3 investments requires the use of significant management judgments or estimation. The Company’s Level 3 investments consist of auction rate securities (“ARS”), ARS Put Option, and an investment in a privately-held company. The methodology used for determining the fair value of these Level 3 financial assets is described below.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table, which excludes cash, presents the fair value of the Company’s cash equivalents, short-term investments and long-term investments as of September 30, 2009:

			Fair Value Measurements as of September 30, 2009 Using:
	Carrying Amount	Total fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$20,152	$20,152	$20,152	$—	$—
Municipal bonds	48,775	48,775	—	48,775	—
U.S. government agency bonds	24,528	24,528	—	24,528	—
Auction rate securities	1,819	1,819	—	—	1,819

Total Available-for-sale securities	$95,274	$95,274	$20,152	$73,303	$1,819

Other investments:
Auction rate securities classified as trading securities	$616	$616	$—	$—	$616
ARS put option	576	576	—	—	576
Investment in privately-held company (1)	823	1,070	—	—	1,070

Total Other investments	$2,015	$2,262	$—	$—	$2,262

Amounts included in:
Cash and cash equivalents	$25,448
Short-term investments	68,007
Prepaid expenses and other current assets	1,192
Other assets	2,642

Total	$97,289

(1)	The Company’s investment in a privately-held company is measured at fair value and is accounted for under the cost method. The carrying amount of this investment is adjusted to fair value when impairment charges are recorded for other-than-temporary declines in value, whereas the carrying amount is not changed for increases in fair value. As the impairment assessment is based on unobservable market data, this investment is classified as a Level 3 financial asset.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Valuation of Level 3 Financial Assets

Auction Rate Securities

As of September 30, 2009, the Company’s investment portfolio included $3.2 million of ARS with a fair value of $2.4 million. As of December 31, 2008, the Company’s investment portfolio included $3.2 million of ARS with a fair value of $2.6 million.

During the quarter-ended December 31, 2008, the Company made an election to transfer one of its ARS from available-for-sale to trading securities. The election was made upon the Company entering into a settlement agreement with UBS (“the Agreement”). Under the Agreement, the Company was granted ARS exchange rights (“ARS Put Option”) that provide the Company with the right, but not the obligation, to sell this ARS to UBS for par value during the period of June 30, 2010 to July 2, 2012. The Company expects to exercise the ARS Put Option on June 30, 2010 and expects that the resulting sale of this ARS to UBS will be completed during the quarter ending September 30, 2010. As such, as of September 30, 2009, the ARS Put Option and the related ARS are classified within prepaid and other current assets on the condensed consolidated balance sheet. The Company’s other ARS are classified within other long-term assets on the condensed consolidated balance sheet because the Company estimates that it will take longer than one year for a successful auction or issuer repurchase to occur.

The Company’s ARS are interest-bearing investments in debt obligations collateralized by Federal Family Education Program student loans. The Company considers the ARS market to be inactive because auctions have failed to settle on their respective settlement dates since 2008. Further, the secondary market for ARS is inactive and there have been few issuer repurchases. The Company believes that available pricing information is not determinative of the ARS fair value. As such, the Company estimated the ARS fair value as of September 30, 2009 using a discounted cash flow model.

To determine the ARS fair value using a discounted cash flow model, the Company estimated the contractual interest that will be earned during the expected time to liquidity, and discounted these cash flows to reflect liquidity and credit risk. The discount factor represents the current market conditions for instruments with similar credit quality, adjusted by 300 basis points to reflect the risk in the marketplace for the ARS. The following average assumptions were used to determine the ARS fair value as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Expected time to liquidity	2 to 4 years	2 to 4 years
Expected annual rate of return	1.1% to 1.7%	1.1% to 1.9%
Discount rate	5.1% to 18.3%	6.1% to 14.3%

ARS Put Option

As of September 30, 2009, the Company’s investment portfolio included a $0.6 million ARS Put Option. The Company accounts for the ARS Put Option at fair value. On November 12, 2008, the date on which the Company entered into the Agreement, the Company elected to measure the ARS Put Option at fair value. By electing to measure the ARS Put Option at fair value, subsequent changes in the fair value of the ARS Put Option will be offset with changes in the fair value of the related ARS in the Company’s condensed consolidated statements of operations.

The Company determines the fair value of the ARS Put Option using a discounted cash flow model. To determine the fair value of the ARS Put Option, the total cash flows expected to result from exercising the ARS Put Option are discounted based on the Company’s estimates of the likelihood of default by UBS and the expected time remaining until exercise. The Company plans to exercise the ARS Put Option on June 30, 2010. The Company used an expected term of nine months and a 1.7% expected annual rate of return which approximates the current market conditions for instruments with similar credit quality.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company expects to receive the proceeds from the exercise of the ARS Put Option during the quarter ended September 30, 2010 and has therefore classified the ARS Put Option within other prepaid and other current assets on the condensed consolidated balance sheet.

Investment in a Privately-Held Company

As of September 30, 2009, the Company’s investment portfolio included a $0.8 million investment in a privately-held company which develops analog memory products. The investment consists of preferred stock and represents less than a 20% ownership interest. The investment previously included interest-bearing bridge loans which were converted to additional shares of preferred stock during the three months ended March 31, 2009. The Company accounts for this investment using the cost method. The investment in a privately-held company is included in other long-term assets on the condensed consolidated balance sheets.

The following table provides a reconciliation of the beginning and ending balances for the assets still held as of September 30, 2009 that were measured at fair value using unobservable inputs (Level 3):

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Auction Rate Securities	ARS Put Option	Investment in privately-held company	Total
	(in thousands)
Beginning balances as of December 31, 2008	$2,553	$412	$644	$3,609
Unrealized gains (losses) included in accumulated other comprehensive loss	19	—	—	19
Unrealized gains (losses) recognized in earnings	(76)	71	—	(5)
Purchases, sales, issuances and settlements, net	—	—	125	125

Ending balances as of March 31, 2009	2,496	483	769	3,748

Unrealized gains (losses) included in accumulated other comprehensive loss	3	—	—	3
Unrealized gains (losses) recognized in earnings	(16)	77	—	61
Purchases, sales, issuances and settlements, net	(50)	—	58	8
Change in fair value measurement basis	—	—	362	362

Ending balances as of June 30, 2009	2,433	560	1,189	4,182

Unrealized gains (losses) included in accumulated other comprehensive loss	14	—	—	14
Unrealized gains (losses) recognized in earnings	(12)	16	—	4
Change in fair value	—	—	(119)	(119)

Ending balances as of September 30, 2009	$2,435	$576	$1,070	$4,081

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the nine months ended September 30, 2009, the Company repurchased a total of 1.1 million shares of its common stock for a total cost of $3.3 million. As of September 30, 2009, the Company has $21.4 million of remaining funds authorized to purchase shares under the stock repurchase plan. Shares repurchased are accounted for as treasury stock and the total cost of shares repurchased is recorded as a reduction to stockholders’ equity.

Stock-Based Compensation Expense and Valuation of Awards

The following table summarizes stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and September 30, 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of operations classifications	2009	2008	2009	2008
	(in thousands)
Cost of revenue	$79	$113	$227	$309
Research and development	767	930	2,199	2,767
Sales, general and administrative	873	743	2,514	3,055

Total stock-based compensation expense	$1,719	$1,786	$4,940	$6,131

The related tax effect for stock-based compensation expense was zero for the three and nine months ended September 30, 2009, respectively, as the Company has a full valuation allowance against its U.S. deferred tax assets. The related tax effect for stock-based compensation expense for the three and nine months ended September 30, 2008 was $0.3 million and $0.9 million, respectively. The related tax effect was determined using the applicable tax rates in jurisdictions to which this expense relates.

The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of stock options. The Company used the following weighted average assumptions to calculate the fair values of stock options granted during the three and nine months ended September 30, 2009 and September 30, 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Volatility	53%	48%	58%	49%
Expected option term (in years)	4.24	4.04	3.89	4.04
Expected annual dividend yield	0%	0%	0%	0%
Risk free interest rate	2.13%	3.04%	1.66%	2.94%

For purposes of estimating volatility, the Company uses a combination of historical and market-based implied volatility. The estimated expected term of the Company’s stock options represents the weighted-average period that the stock options are expected to remain outstanding. The Company derives the expected term assumption based on the weighted average vesting period of its stock options combined with the average post-vesting holding period of an industry peer group. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the Company’s stock options. The dividend yield is based on the Company’s history and expectation of dividend payouts. The Company has never declared or paid any cash dividends on common stock, and it does not anticipate paying cash dividends in the foreseeable future. Compensation expense for all share-based payment awards is recognized using the straight-line single-option method.

5. NET LOSS PER SHARE

The Company calculates basic net loss per common share by dividing net loss by the weighted-average number of common shares outstanding during the period excluding shares subject to repurchase. To determine diluted net loss per common share, the effect of potentially dilutive securities, which consist of common stock options, warrants and common stock subject to repurchase, is calculated under the treasury stock method. The effect of potentially dilutive securities is excluded from the computation of diluted net loss per share when their effect is anti-dilutive.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A reconciliation of shares used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Weighted average common shares outstanding	42,956	45,802	42,982	45,677
Weighted average shares subject to repurchase	—	(21)	—	(23)

Shares used to calculate basic net loss per share	42,956	45,781	42,982	45,654

Shares used to calculate diluted net loss per share	42,956	45,781	42,982	45,654

For the three and nine months ended September 30, 2009, the Company excluded 8.0 million and 7.8 million potentially dilutive securities from the computation of diluted net loss per share, respectively. The Company excluded 8.1 million potentially dilutive securities from the computation of diluted net loss per share for the three and nine months ended September 30, 2008. Potentially dilutive securities were excluded from the computation of diluted net loss per share because their effect would have been antidilutive due to the net loss in each period.

6. OTHER COMPREHENSIVE LOSS

Comprehensive loss includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net loss, as reported	$(1,016)	$(704)	$(8,713)	$(4,678)
Changes in cumulative translation adjustment	47	(42)	66	153
Changes in unrealized gains /losses on investments, net of taxes	(43)	(22)	(190)	(431)

Total other comprehensive loss	$(1,012)	$(768)	$(8,837)	$(4,956)

7. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

	September 30, 2009	December 31, 2008
	(in thousands)
Inventories
Work in process	$4,902	$5,034
Finished goods	4,464	3,982

Total inventories	$9,366	$9,016

Property and equipment, net
Computers and software	$5,480	$5,426
Office and test equipment	7,097	6,513
Leasehold improvements	1,506	1,448

Gross property and equipment	14,083	13,387
Accumulated depreciation and amortization	(9,561)	(8,337)

Total property and equipment, net	$4,522	$5,050

Accrued liabilities
Accrued payroll and benefits	$1,636	$1,269
Deferred revenue	82	97
Accrued legal and accounting services	589	746
Warranty reserve	124	81
Restructuring reserve	—	280
Accrued payables and other	1,686	1,225

Total accrued liabilities	$4,117	$3,698

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination. As of September 30, 2009, the Company’s goodwill balance was $16.1 million, of which $15.7 million relates to the Company’s October 2006 acquisition of Analog Power Semiconductor Corporation and $0.4 million relates to the Company’s June 2008 acquisition of Elite Micro Devices, Inc.

The Company evaluates goodwill for impairment, at a minimum, on an annual basis on September 30 and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The goodwill impairment test is a two step process. The first step (“Step 1”) is performed by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The Company estimates the fair value of the reporting unit using a combination of: (1) the Transaction Approach, (2) the Income Approach, and (3) the Market Approach. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, the Company performs the second step (“Step 2”) of the goodwill impairment test to determine the amount of impairment loss. Step 2 is performed by calculating the implied fair value of goodwill and comparing the implied fair value to the carrying amount of goodwill. If the implied fair value of goodwill is lower than its carrying amount, an impairment loss is recognized equal to the difference. The Company performed Step 1 of the goodwill impairment analysis as of September 30, 2009 and determined that the goodwill was not impaired.

Intangible Assets

The following table summarizes intangible assets as of September 30, 2009 and December 31, 2008, respectively, (in thousands):

	Intangible Assets, Gross		Accumulated Amortization		Intangible Assets, Net
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Core technology	$2,900	$2,900	$(2,882)	$(2,724)	$18	$176
Customer relationships	580	580	(577)	(544)	3	36
Technology license	200	200	(66)	(17)	133	183

Total	$3,680	$3,680	$(3,525)	$(3,285)	$154	$395

The Company amortizes intangible assets on a straight-line basis over the estimated useful life of the assets. Intangible asset amortization expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2009, respectively. Intangible asset amortization expense was $0.3 million and $0.6 million for the three and nine months ended September 30, 2008, respectively. Future amortization expense is expected to be less than $0.1 million for the remainder of 2009, $0.1 million in 2010 and less than $0.1 million in 2011.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. SEGMENT INFORMATION

The Company operates in one reportable segment: the design, development, marketing and sale of power management semiconductor products and solutions for the communications, computing and consumer portable and personal electronics marketplace. The Company’s chief operating decision maker is its chief executive officer.

The following is a summary of net revenue by geographic region based on the location to which the product is shipped:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
South Korea	$18,201	$16,376	$44,970	$44,783
China	4,723	3,830	13,126	10,775
Taiwan	2,547	3,981	5,028	11,476
Europe	266	553	1,064	1,678
North America	191	315	883	1,240
Japan	212	381	596	1,759

Total	$26,140	$25,436	$65,667	$71,711

The following table summarizes net revenue and accounts receivable for customers who accounted for 10% or more of accounts receivable or net revenue, respectively:

	Accounts Receivable as of				Net Revenue Three Months Ended September 30,			Net Revenue Nine Months Ended September 30,
	September 30, 2009		December 31, 2008		2009		2008	2009		2008
Customer
A	45%		30%		37%		26%	33%		19%
B	31%		30%		25%		21%	25%		26%
C	*	%	*	%	*	%	12%	*	%	10%
D	*	%	*	%	*	%	11%	*	%	10%

*	- Amount represents less than 10%.

10. INCOME TAXES

The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. The Company’s effective tax rate reflects the impact of a significant amount of its earnings being taxed in foreign jurisdictions at rates below the United States statutory tax rate and a valuation allowance maintained on the Company’s U.S. deferred tax assets.

The Company recorded a tax provision of approximately $0.3 million and $1.4 million for the three months and nine months ended September 30, 2009, respectively. The Company recorded a tax provision of approximately $0.2 million and $0.3 million for the three and nine months ended September 30, 2008, respectively. The increase in the Company’s tax provision for the nine months ended September 30, 2009 compared to prior year is primarily due to a full valuation allowance against its United States deferred tax assets at September 30, 2009. Accordingly, no benefit is recognized for stock-based compensation as any increase in the Company’s related deferred tax asset will have a corresponding increase in the Company’s valuation allowance.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

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

The Company concludes that a valuation allowance is required when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. The Company utilizes a rolling three years of actual results as its primary measure of its cumulative losses in recent years. As of September 30, 2009, the Company continues to have a three year cumulative loss and, therefore, concludes that a valuation allowance is still required.

During the nine months ended September 30, 2009, the Company increased its total amount of unrecognized tax benefits by approximately $4.0 million, including an accrual of interest and penalties of $0.1 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

The Company is currently under examination by the Internal Revenue Service for tax years 2005 to 2007. In May 2009, we received an IRS examination report showing proposed changes to our income tax for the years 2005 and 2006. The Company believes that the proposed adjustments are not supported by the facts and are inconsistent with applicable tax laws and existing Treasury regulations. The Company filed a timely protest in June 2009 and is awaiting discussions with the IRS Appeals Division. No payments, if any, will be made related to the disputed proposed adjustments until the issues are resolved with either the IRS Appeals Division or the tax court. The Company believes that it has adequately provided in its financial statements for any additional taxes that it may be required to pay as a result of these examinations.

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

In March 2006, the USITC responded to a complaint filed by Linear Technology by initiating an investigation under Section 337 of the Tariff Act to determine if certain of the Company’s products infringe certain patents owned by Linear Technology. The accused products include charge pumps and switching regulators and are similar to the products involved in the Company’s lawsuit with Linear Technology. A Final Determination was issued September 24, 2007 which was followed by separate appeals for the charge pump and switching regulator products. The last of these appeals, including the parties’ respective requests for rehearing, ended in August of this year. The overall result of these processes clears the path for importation of the Company’s charge pump products. A limited exclusion order was also issued preventing

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the Company from importing certain of its switching regulator designs and the scope of this order was expanded by the appeals process. This exclusion order does not, however, prevent the Company’s customers from importing downstream products (i.e., products that incorporate AATI switching regulators) into the United States. To date, the Company’s sales of the excluded products in the United States have been minimal.

On October 1, 2008, the USITC served notice that it will begin a formal enforcement proceeding for the limited exclusion order originally issued on September 24, 2007. The enforcement proceeding has been undertaken at the request of Linear Technology which has alleged that the Company has violated the limited exclusion order by importing certain switching regulator products. Since the inception of the enforcement action, the list of allegedly infringing products has been modified by a mutual consent order between the parties. The Company believes that it will prevail in this action. However, whether or not the Company prevails, the Company expects to incur significant legal expenses which will be expensed when incurred.

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

12. RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted the new Financial Accounting Standards Board (“FASB”) authoritative guidance for business combinations on January 1, 2009. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

During the three months ended June 30, 2009, the Company adopted the new FASB authoritative guidance for determining fair value when the volume or level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This new guidance provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. The Company’s adoption of this new guidance during the three months ended June 30, 2009 did not have a material impact on its condensed consolidated financial statements.

During the three months ended June 30, 2009, the Company adopted the new FASB authoritative guidance for the recognition and presentation of other-than-temporary impairments. This new guidance amends the prior other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The Company’s adoption of this new guidance during the three months ended June 30, 2009 did not have a material impact on its condensed consolidated financial statements.

During the three months ended June 30, 2009, the Company adopted the new FASB authoritative guidance for interim disclosures about the fair value of financial instruments. This new guidance requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company’s adoption of this new guidance during the three months ended June 30, 2009 did not impact its condensed consolidated financial statements.

During the three months ended June 30, 2009, the Company adopted the new FASB authoritative guidance for subsequent events. This new guidance is intended to establish general standards for the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This new guidance is effective for interim or annual financial periods ending after June 15, 2009 and was adopted by the Company during the quarter ended June 30, 2009.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”), the authoritative guidance for GAAP. The Codification, which changes the referencing of financial

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

standards, became effective for interim and annual periods ending on or after September 15, 2009. The Codification is now the single official source of authoritative GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, and related literature. The Codification does not change GAAP. The Company adopted the Codification during the quarter ended September 30, 2009. The adoption of the Codification did not have any substantive impact on the Company’s condensed consolidated financial statements or related footnotes.

13. RESTATEMENT

During the three months ended September 30, 2009, the Company identified errors in the recording of its stock-based compensation expense. The Company restated its consolidated financial statements for fiscal years 2008, 2007 and 2006 and filed a Form 10-K/A with the SEC on October 6, 2009.

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

As a result, the Company has restated the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2008 to reflect the restatement of stock-based compensation expense. The Company has recorded a $0.1 million and a $0.8 million increase in pre-tax non-cash stock-based compensation expense for the three and nine months ended September 30, 2008, respectively, from amounts previously reported.

The following tables present the effect of the restatement adjustments by financial statement line item for the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2008.

Condensed Consolidated Statement of Operations (in thousands, except per share amounts):

	Three months ended September 30, 2008		Nine months ended September 30, 2008
	As previously reported	As restated	As previously reported	As restated
Cost of Revenue	$12,713	$12,716	$35,231	$35,258
Gross Profit	$12,723	$12,720	$36,480	$36,453
Operating expenses:
Research and development	$7,462	$7,506	$22,910	$23,228
Sales, general and administrative	$6,112	$6,191	$18,760	$19,257
Total operating expenses	$13,817	$13,940	$42,657	$43,472
Loss from operations	$(1,094)	$(1,220)	$(6,177)	$(7,019)
Loss before income taxes	$(371)	$(497)	$(3,544)	$(4,387)
Provision for income taxes	$266	$207	$477	$292
Net loss	$(637)	$(704)	$(4,021)	$(4,678)
Basic net loss per share	$(0.01)	$(0.02)	$(0.09)	$(0.10)
Diluted net loss per share	$(0.01)	$(0.02)	$(0.09)	$(0.10)

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidated Statement of Cash Flows (in thousands):

	Nine months ended September 30, 2008
	(as previously reported)	(as restated)
Cash flows from operatings activities:
Net loss	$(4,021)	$(4,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,289	6,131
Tax benefit from stock option exercises	—	(9)
Excess tax benefit from stock options	(487)	(478)
Changes in operating assets and liabilities:
Deferred income taxes	(254)	(460)
Income taxes payable	431	460
Net cash used in operating activities	(447)	(438)

Cash flows from financing activities:
Excess tax benefit from stock options	487	478
Net cash provided by (used in) provided by financing activities	1,588	1,579

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our net revenue for the three months ended September 30, 2009 increased 2.8% compared to the three months ended September 30, 2008 as a result of an increase in demand for our products primarily in Korea and China. Gross margin for the three months ended September 30, 2009 increased to 51.2% compared to 50.0% for the three months ended September 30, 2008 primarily due to lower intangible asset amortization and a lower excess and obsolete inventory charge.

Cash, cash equivalents and short term investments decreased by approximately $6.4 million, from $109.5 million as of December 31, 2008 to $103.1 million as of September 30, 2009, primarily due to $3.3 million used to repurchase shares of our common stock during the nine months ended September 30, 2009 and $2.2 million used in operating activities. We continue to be debt free as of September 30, 2009.

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

Management believes that there have been no significant changes during the three and nine months ended September 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K/A for the year ended December 31, 2008, except for an expanded discussion related to the accounting for goodwill.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization. We evaluate goodwill for impairment, at a minimum, on an annual basis as of September 30th and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.

The carrying value of our goodwill may not be recoverable due to factors indicating a decrease in the value of the Company, such as a decline in stock price and market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. Estimates of future cash flows are based in-part on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. For example, a significant decline in our stock price and/or market capitalization may result in goodwill impairment. In addition, the other assumptions made by us may change in future periods as they are based on overall market conditions and/or comparable company data. A change in the assumptions used to determine if goodwill is impaired may result in a charge to earnings in our financial statements during a period in which an impairment of our goodwill is determined to exist, which may negatively impact our results of operations.

The goodwill impairment testing is a two-step process and is performed at the reporting unit level. Because we have one reporting unit, we assess goodwill for impairment at the entity level. The first step (“Step 1”) is performed by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a combination of: (1) the Transaction Approach, (2) the Income Approach, and (3) the Market Approach. Using the Transaction Approach, we estimate the fair value of the reporting unit by adding to our market capitalization a control premium. The estimated control premium is based on observable transactions involving control premiums paid in recent acquisitions of comparable companies. Using the Income Approach, we use the long-term financial outlook of our operations and make certain assumptions, including a discount rate and a long-term growth rate, to determine the fair value of the reporting unit based on future cash flows that we expect to generate. Under the Market Approach, we identify comparable companies’ data and make certain assumptions including revenue multiples, to determine the fair value based on how the market values comparable companies. We place the highest weighting on the fair value derived by the Transaction Approach, as we consider quoted prices in active markets as the best evidence of fair value. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step (“Step 2”) is performed to measure the amount of impairment loss, if any. Step 2 is performed by calculating the implied fair value of goodwill and comparing the implied fair value to the carrying amount of goodwill. If the implied fair value of goodwill is lower than its carrying amount, an impairment loss is recognized equal to the difference.

We performed our annual goodwill impairment analysis as of September 30, 2009. As part of Step 1, we performed a sensitivity analysis by preparing our Income Approach using a range of discount rates and long-term growth rates. We analyzed the results of the Income Approach and noted that changing the significant assumptions used would not have changed our Step 1 conclusion in that the fair value of the reporting unit exceeded the carrying amount in all cases. Under the Market Approach, we performed a sensitivity analysis using a range of revenue multiples, from which we selected an amount from the lower end of the range. Had we used a less conservative revenue multiple in our Market Approach, a higher fair value would have resulted. As such, a change in the Market Approach assumptions would not have changed management’s Step 1 conclusion. For the Transaction Approach, we used a control premium from the low end of the range of recent control premiums identified. As such, if we had used a higher control premium, a higher fair value would have resulted and would not have changed management’s Step 1 conclusion. As a result of the analysis, we determined that goodwill was not impaired as of September 30, 2009.

Results of Operations

The following table sets forth our unaudited historical operating results, in dollar amounts and as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	(in thousands, except percentages)
Net revenue	$26,140	100.0%	$25,436	100.0%	$65,667	100.0%	$71,711	100.0%
Cost of revenue	12,763	48.8	12,716	50.0	33,763	51.4	35,258	49.2

Gross profit	13,377	51.2	12,720	50.0	31,904	48.6	36,453	50.8
Operating expenses:
Research and development	6,928	26.5	7,506	29.5	20,319	30.9	23,228	32.4
Sales, general and administrative	6,337	24.2	6,191	24.3	18,047	27.5	19,257	26.9
Patent litigation	1,013	3.9	243	1.0	1,699	2.6	987	1.4

Total operating expenses	14,278	54.6	13,940	54.8	40,065	61.0	43,472	60.6

Loss from operations	(901)	(3.4)	(1,220)	(4.8)	(8,161)	(12.4)	(7,019)	(9.8)
Interest and other income (expense):
Interest income	177	0.7	700	2.8	793	1.2	2,578	3.6
Interest expense and other income (expense), net	(36)	(0.1)	23	0.1	16	0.0	55	0.1

Total interest and other income (expense), net	141	0.5	723	2.8	809	1.2	2,633	3.7

Loss before income taxes	(760)	(2.9)	(497)	(2.0)	(7,352)	(11.2)	(4,386)	(6.1)
Provision for income taxes	256	1.0	207	0.8	1,361	2.1	292	0.4

Net loss	$(1,016)	(3.9)%	$(704)	(2.8)%	$(8,713)	(13.3)%	$(4,678)	(6.5)%

Comparison of Three and Nine Months ended September 30, 2009 and September 30, 2008

Revenues

The following table illustrates our net revenue by principal product families:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Amount	Percent of net revenue	Amount	Percent of net revenue	Amount	Percent of net revenue	Amount	Percent of net revenue
	(dollar amounts in thousands)
Display and Lighting Solutions	$17,674	68%	$15,498	61%	$43,770	67%	$42,975	60%
Voltage Regulation and DC/DC Conversion	3,680	14%	4,386	17%	9,476	14%	13,600	19%
Interface and Power Management	3,105	12%	4,492	18%	9,293	14%	13,127	18%
Battery Management	1,681	6%	1,060	4%	3,128	5%	2,009	3%

Total	$26,140	100%	$25,436	100%	$65,667	100%	$71,711	100%

Our net revenue for the third quarter of 2009 as compared to the third quarter of 2008 increased by $0.7 million, or 2.8%. Average selling prices decreased by 11% in the third quarter of 2009 compared to the third quarter of 2008, while total unit shipments in the third quarter of 2009 increased 15% compared to the third quarter of 2008.

Our net revenue for the first nine months of 2009 as compared to the first nine months of 2008 decreased by $6.0 million, or 8.5%. Average selling prices decreased 10% during the first nine months of 2009 compared to the first nine months of 2008 while total unit shipments increased 2%.

Geographically, sales to Korea and China increased during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to higher demand.

For the nine months ended September 30, 2009, sales to Taiwan decreased by $6.4 million, compared to the three months ended September 30, 2008 due to lower sales to three customers. For the nine months ended September 30, 2009, sales to China increased by $2.4 million, compared to the nine months ended September 30, 2008 due to higher demand.

Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)
	(in thousands, except percentages)
Net revenue	$26,140	$25,436	$704	3%	$65,667	$71,711	$(6,044)	(8)%
Cost of revenue	12,763	12,716	47	0%	33,763	35,258	(1,495)	(4)%

Gross profit	$13,377	$12,720	$657		$31,904	$36,453	$(4,549)

Gross profit margin percentage	51.2%	50.0%	1.2%		48.6%	50.8%	(2.2)%

Our gross margin was 51.2% for the three months ended September 30, 2009, compared to 50.0% for the three months ended September 30, 2008. This increase in gross margin was primarily due to lower intangible asset amortization and a lower excess and obsolete inventory charge.

Our gross margin for the nine months ended September 30, 2009 was 48.6%, compared to 50.8% for the nine months ended September 30, 2008. This decrease in gross margin was primarily due to 3 percentage point decrease due to an unfavorable change in product mix and average selling prices, partially offset by a one percentage point increase due to lower intangible asset amortization.

During the three months ended September 30, 2009, our gross inventory write-down was approximately $0.9 million and was offset by the sale of $0.6 million of previously written down inventory. During the three months ended September 30, 2008, our gross inventory write-down was approximately $1.0 million and partially offset by the sale of $0.5 million of previously written down inventory.

During the nine months ended September 30, 2009, our gross inventory write-down was approximately $3.2 million, partially offset by the sale of $1.7 million of previously written down inventory. During the nine months ended September 30, 2008, our gross inventory write-down was approximately $3.0 million, partially offset by the sale of $1.2 million of previously written-down inventory.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)
	(in thousands, except percentages)
Research and development	$6,928	$7,506	$(578)	(8)%	$20,319	$23,228	$(2,909)	(13)%
Percentage of net revenue	26.5%	29.5%	(3.0)%		30.9%	32.4%	(1.5)%

Research and development expenses for the third quarter of 2009 decreased by $0.6 million as compared to the third quarter of 2008 primarily due to decreases in stock-based compensation expense, payroll and personnel related expenses, non-recurring engineering expenses and IT related expenses.

Research and development expenses for the first nine months of 2009 decreased by $2.9 million as compared to the first nine months of 2009 primarily due to a $1.3 million decrease in payroll and benefit related expenses as a result of lower headcount due to our December 2008 reduction in workforce and other cost reduction measures, a $0.6 million decrease in facilities, IT and operation support expenses, a $0.6 million decrease in stock-based compensation expense, and a $0.3 million decrease due to a one-time in-process research and development charge associated with our acquisition of Elite during the second quarter of 2008.

Sales, General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)
	(in thousands, except percentages)
Sales, general and administrative	$6,337	$6,191	$146	2%	$18,047	$19,257	$(1,210)	(6)%
Percentage of net revenue	24.2%	24.3%	(0.1)%		27.5%	26.9%	0.6%

Sales, general and administrative expenses for the third quarter of 2009 increased by $0.1 million as compared to the third quarter of 2008 due to an increase in stock-based compensation expense.

Sales, general and administrative expenses for the first nine months of 2009 decreased by $1.2 million as compared to the first nine months of 2008 primarily due to a $0.6 million decrease in payroll and payroll related expenses as a result of lower headcount due to our December 2008 reduction in workforce and other cost reduction measures and a $0.6 million decrease in audit expenses, a $0.5 million decrease in travel expenses, and a $0.5 million decrease in stock-based compensation expense, partially offset by a $0.8 million increase in legal and consulting expenses.

Patent Litigation

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)
	(in thousands, except percentages)
Patent litigation	$1,013	$243	$770	317%	$1,699	$987	$712	72%
Percentage of net revenue	3.9%	1.0%	2.9		2.6%	1.4%	1.2%

Patent litigation expense increased by $0.8 million during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Patent litigation expense for the first nine months of 2009 increased by $0.7 million compared to the first nine months of 2008. Patent litigation expenses increased in these periods due to a higher level of activity in our patent infringement cases. We believe that we will continue to incur significant litigation expenses for the remainder of 2009 and future years. For a description of our litigation, please see Part II, Item 1 - Legal Proceedings - for further details.

Interest Income

Interest income for the third quarter of 2009 decreased by $0.5 million compared to the third quarter of 2008 due to lower average interest rates on our investments. Interest income for the first nine months of 2009 decreased by $1.8 million compared to the first nine months of 2008 due to lower average interest rates on our investments.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was approximately zero for the three months ended September 30, 2009 and 2008.

Interest and other income (expense) was approximately zero for the nine months ended September 30, 2009 and $0.1 million of the three months ended September 30, 2008.

Provision for Income Taxes

We adjust our effective tax rate each quarter to be consistent with the estimated annual effective tax rate. We also record the tax effect of unusual or infrequently occurring discrete items including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the United States statutory tax rate and a valuation allowance maintained on our U.S. deferred tax assets.

We recorded a tax provision of approximately $0.3 million and $1.4 million for the three months and nine months ended September 30, 2009, respectively. We recorded a tax provision of approximately $0.2 million and $0.3 million for the three and nine months ended September 30, 2008, respectively. The increase in our tax provision for the nine months ended September 30, 2009 compared to prior year is primarily due to a full valuation allowance against our United States deferred tax assets at September 30, 2009. Accordingly, no benefit is recognized for stock-based compensation as any increase in our related deferred tax asset will have a corresponding increase in our valuation allowance.

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

We conclude that a valuation allowance is required when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling three years of actual results as our primary measure of its cumulative losses in recent years. As of September 30, 2009, we continue to have a three year cumulative loss and, therefore, conclude that a valuation allowance is still required.

During the nine months ended September 30, 2009, we increased our total amount of unrecognized tax benefits by approximately $4.0 million, including an accrual of interest and penalties of $0.1 million. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.

We are currently under examination by the Internal Revenue Service for tax years 2005 to 2007. In May 2009, we received an IRS examination report showing proposed changes to our income tax for the years 2005 and 2006. We believe that the proposed adjustments are not supported by the facts and are inconsistent with applicable tax laws and existing Treasury regulations. We filed a timely protest in June 2009 and are awaiting discussions with the IRS Appeals Division. No payments, if any, will be made related to the disputed proposed adjustments until the issues are resolved with either the IRS Appeals Division or the tax court. We believe that we have adequately provided in our financial statements for any additional taxes that we may be required to pay as a result of these examinations.

Recent Accounting Pronouncements

We adopted the new FASB authoritative guidance for business combinations on January 1, 2009. The adoption did not have a material impact on our condensed consolidated financial statements.

During the three months ended June 30, 2009, we adopted the new FASB authoritative guidance for determining fair value when the volume or level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This new guidance provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. Our adoption of this new guidance during the three months ended June 30, 2009 did not have a material impact on our condensed consolidated financial statements.

During the three months ended June 30, 2009, we adopted the new FASB authoritative guidance for the recognition and presentation of other-than-temporary impairments. This new guidance amends the prior other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Our adoption of this new guidance during the three months ended June 30, 2009 did not have a material impact on our condensed consolidated financial statements.

During the three months ended June 30, 2009, we adopted the new FASB authoritative guidance for interim disclosures about the fair value of financial instruments. This new guidance requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Our adoption of this new guidance during the three months ended June 30, 2009 did not impact our condensed consolidated financial statements.

During the three months ended June 30, 2009, we adopted the new FASB authoritative guidance for subsequent events. This new guidance is intended to establish general standards of the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This new guidance is effective for interim or annual financial periods ending after June 15, 2009 and was adopted by us during the quarter ended June 30, 2009.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”), the authoritative guidance for GAAP. The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. The Codification is now the single official source of authoritative GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, and related literature. The Codification does not change GAAP. We adopted the Codification during the quarter ended September 30, 2009. The adoption of the Codification did not have any substantive impact on our condensed consolidated financial statements or related footnotes.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2009	2008	Increase (Decrease)
	(in thousands)
Net cash used in operating activities	$(2,214)	$(438)	$(1,776)
Net cash provided by (used in) investing activities	(11,559)	26,028	(37,587)
Net cash provided by (used in) financing activities	(3,243)	1,579	(4,822)
Effect of exchange rate changes on cash and cash equivalents	42	(8)	50

Net increase (decrease) in cash and cash equivalents	$(16,974)	$27,161	$(44,135)

Net Cash Used in Operating Activities

Cash used in operating activities was $2.2 million for the nine months ended September 30, 2009. Cash used in operating activities was comprised of the net loss of $8.7 million, less non-cash adjustments including $4.9 million of stock-based compensation expense and $1.5 million of depreciation and amortization. Cash used in operating activities was also comprised of a $7.4 million increase in accounts receivable as a result of higher sales. These uses were offset by a $6.3 million increase in accounts payable due to a production demand ramp and a $1.2 million increase in income taxes payable due to the current year income taxes.

Cash used in operating activities was $0.4 million for the nine months ended September 30, 2008 primarily due to a net loss of $4.7 million, adjusted for non-cash items including $6.1 million of stock-based compensation expense and $2.2 million of depreciation and amortization, and a $4.1 million decrease in accrued and other liabilities. Accrued and other liabilities decreased by $4.1 million as we paid out 2007 bonuses during the first quarter of 2008.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $11.6 million for the nine months ended September 30, 2009 and was primarily comprised of a net cash outflow of $10.7 million from sales, maturities and purchases of our short-term investments and a $0.7 million cash outflow from purchases of property and equipment.

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

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $3.2 million for the nine months ended September 30, 2009, primarily due to repurchases of our common stock during the period.

Net cash provided by financing activities was $1.6 million in the nine months ended September 30, 2008, primarily from net proceeds of $1.2 million from exercises of common stock options and $0.5 million of excess tax benefit from employee stock-based compensation, offset by $0.1 million used to pay our capital lease obligations.

Liquidity

Our cash, cash equivalents and short term investments were $103.1 million as of September 30, 2009 and $109.5 million as of December 31, 2008. We believe our existing cash, cash equivalents and short-term investment balances, as well as any cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Contractual Obligations

The following table describes our principal contractual cash obligations as of September 30, 2009:

	Total	Remaining 2009	2010	2011	2012	2013	2014 and beyond
	(in thousands)
Operating leases	$5,104	$609	$1,633	$552	$568	$516	$1,226
Purchase commitments (1)	4,383	4,383	—	—	—	—	—

Total contractual obligations	$9,487	$4,992	$1,633	$552	$568	$516	$1,226

(1)	Purchase commitments consist primarily of our commitment to purchase wafers and assembly services.

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

During the nine months ended September 30, 2009, we repurchased a total of 1.1 million shares of our common stock for a total cost of $3.3 million. As of September 30, 2009, we had $21.4 million of remaining funds authorized to purchase shares under the stock repurchase plan. Shares repurchased are accounted for as treasury stock and the total cost of shares repurchased is recorded as a reduction to stockholders’ equity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2009, we had cash and cash equivalents totaling $35.1 million, compared to $52.1 million at December 31, 2008. At September 30, 2009, we had $68.0 million in short-term investments as compared to $57.4 million at December 31, 2008. Cash equivalents have an original or remaining maturity when purchased of 90 days or less; short-term investments generally have an original or remaining maturity when purchased of greater than 90 days. Our investment policy places emphasis on instruments with more liquidity.

The taxable equivalent interest rates for the three and nine months ended September 30, 2009, on those cash equivalents and short-term investments average approximately 0.7% and 1.0%, respectively. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. While none of the securities in which we invested are secured by real estate, these securities may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and treasury notes.

A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at September 30, 2009 would cause the fair value of these investments to decrease by approximately $0.2 million, which would not significantly impact our financial position or results of operations. A hypothetical decrease in market interest rates of 100 basis points from the market rates in effect at September 30, 2009 would cause the fair value of these investments to increase by $0.1 million. Declines in interest rates over time will result in lower interest income. Based upon our analysis the fair values did not change materially as our investments are of short duration.

As of September 30, 2009, our investment portfolio included $3.2 million of interest bearing auction rate securities (“ARS”) with a fair value of $2.4 million, of which $1.8 million was classified as available-for-sale and $0.6 million was classified as trading securities. In addition, our investment portfolio included $0.6 million of ARS exchange rights (“ARS Put Option”) that provide us with the right, but not the obligation, to sell one of our ARS to UBS for par value during the period of June 30, 2010 to July 2, 2012. Upon initial recognition of the ARS Put Option, we made an election to account for this financial instrument at fair value.

We used a discounted cash flow model to determine the estimated fair value of our ARS and the ARS Put Option as of September 30, 2009. The assumptions used in preparing the discounted cash flow model included estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, and estimates for the amount of cash flows and expected holding periods of the ARS and the ARS Put Option. These inputs reflect our own assumptions about the assumptions market participants would use in pricing the ARS and the ARS Put Option, including assumptions about risk, developed based on the best information available in the circumstances.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.

As described in Note 13 to our unaudited condensed consolidated financial statements, during the three months ended September 30, 2009, we identified errors in the recording of our stock-based compensation expense and restated our consolidated financial statements for fiscal years 2008, 2007 and 2006. The errors were identified after our third-party software provider notified its clients, including us, that it made a change to how its software program calculates stock-based compensation expense. In connection with the restatement, our Chief Executive Officer and Chief Financial Officer determined that there was a material weakness in our internal control over financial reporting relating to the design of the controls over the calculation of stock-based compensation expense related to the application of the forfeiture rate. Based on this evaluation and because of the material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2009.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2009 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except for the remedial efforts to address the material weakness.

During the three months ended September 30, 2009, management implemented a new control procedure in response to the material weakness described above. This additional control is to test the calculation of the stock-based compensation system reports on a quarterly basis, or whenever we upgrade the software used to calculate stock-based compensation expense. As of September 30, 2009, the new control procedure has been implemented and will be performed on a quarterly basis, or whenever we upgrade the software used to calculation stock-based compensation expense.

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

In March 2006, the USITC responded to a complaint filed by Linear Technology by initiating an investigation under Section 337 of the Tariff Act to determine if certain of our products infringe certain patents owned by Linear Technology. The accused products include charge pumps and switching regulators and are similar to the products involved in our lawsuit with Linear Technology. A Final Determination was issued September 24, 2007 which was followed by separate appeals for the charge pump and switching regulator products. The last of these appeals, including the parties’ respective requests for rehearing, ended in August of this year. The overall result of these processes clears the path for importation of our charge pump products. A limited exclusion order was also issued preventing us from importing certain of our switching regulator designs and the scope of this order was expanded by the appeals process. This exclusion order does not, however, prevent our customers from importing downstream products (i.e., products that incorporate AATI switching regulators) into the United States. To date, our sales of the excluded products in the United States have been minimal.

On October 1, 2008, the USITC served notice that it will begin a formal enforcement proceeding for the limited exclusion order originally issued on September 24, 2007. The enforcement proceeding has been undertaken at the request of Linear Technology which has alleged that we have violated the limited exclusion order by importing certain switching regulator products. Since the inception of the enforcement action, the list of allegedly infringing products has been modified by a mutual consent order between the parties. We believe that we will prevail in this action. However, whether or not we prevail, we expect to incur significant legal expenses which will be expensed when incurred.

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

We received an aggregate of approximately 93% and 84% of our net revenues from our ten largest customers for the three months ended September 30, 2009 and September 30, 2008, respectively. Any action by one of our largest customers that affects our orders, product pricing or vendor status could significantly reduce our revenues and harm our financial results.

We receive a substantial portion of our revenues from two of our OEM customers, Samsung of South Korea and LG Electronics Inc. of South Korea. LG Electronics, our largest direct customer in 2008 and 2007, represented 25% and 21% of net revenues for the three months ended September 30, 2009 and September 30, 2008, respectively. Sales to Samsung accounted for 37% of our net revenue for the three months ended September 30, 2009 and 26% of net revenues for the three months ended September 30, 2008. Additionally, we sell to a number of contract manufacturers of Samsung. Total sales to Samsung and its contract manufacturers represented 43% and 41% of our net revenue for three months ended September 30, 2009 and September 30, 2008, respectively. We anticipate that we will continue to be dependent on these customers for a significant portion of our revenue in the immediate future; however, we do not have long-term contractual purchase commitments from them, and we cannot assure you that they will continue to be our customers. Because our largest customers account for such a significant part of our business, the loss of, or a decline in sales to, any of our major customers would negatively impact our business.

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

As of September 30, 2009, our investment portfolio included interest bearing auction rate securities (ARS) with a fair value of $2.4 million. Our ARS represent investments in debt obligations collateralized by Federal Family Education Program student loans. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The monthly auctions historically provided a liquid market for these securities. However, beginning in 2008, uncertainties in the credit markets have affected all of our holdings in ARS and auctions for our investments in these securities have failed to settle on their respective settlement dates. Auctions for our investments in these securities continued to fail through September 30, 2009.

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

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. Our competitiveness and future success depends on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. A fundamental shift in technologies in any of our product markets could harm our competitive position within these markets. Our failure to anticipate these shifts, to develop new technologies or to react to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenues and a loss of design wins to our competitors. For example, we introduced approximately 70 new products in 2008, of which approximately 25 products utilize our new ModularBCD process, however many of them have not yet been adopted by our customers. Our understanding is that our overall product acceptance rate is typical for the semiconductor analog sector due to ongoing competition, long design-in and qualification cycles, late introduction and/or product not meeting exact customer requirements. In some instances, our products were designed into a customer’s product or system but our customer’s product failed to gain market acceptance so no substantial business resulted. In other cases, we may introduce a product before the market is ready to accept or require the features offered in our product, in which revenue may result at a later and somewhat unpredictable date in the future.

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

We obtain a portion of our revenues through sales to distributors located in Asia who act as our fulfillment representatives. Sales to distributors accounted for 21% and 29% of our revenues for the nine months ended September 30, 2009 and September 30, 2008, respectively. In the normal course of their operation as fulfillment representatives, these distributors typically perform functions such as order scheduling, shipment coordination, inventory stocking, payment and collections and, when applicable, currency exchange between purchasers of our products and these distributors. Our distributors’

compensation for these functions is reflected in the price of the products we sell to these distributors. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. If these distributors are unable to pay us in a timely manner or if we anticipate that they will not pay us, we may elect to withhold future shipments, which could adversely affect our operating results. If one of our distributors experiences severe financial difficulties, becomes insolvent or declares bankruptcy, we could lose product inventory held by that distributor and we could be required to write off the value of any receivables owed to us by that distributor. We could also be required to record bad debt expense in excess of our reserves. We may not be successful in recognizing these indications or in finding replacement distributors in a timely manner, or at all, any of which could harm our operating results, cash flow and financial condition.

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

We face risks in connection with our internal control over financial reporting and any related remedial measures that we undertake to correct any material weaknesses in our internal control over financial reporting.

In accordance with Section 404 of the Sarbanes-Oxley Act, we are required to report annually on the effectiveness of our internal control over financial reporting as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. This report must include disclosure of any material weakness in our internal control over financial reporting. In preparation for issuing this management report, we document, evaluate, and test our internal control over financial reporting.

As a result of an error in our stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006, we restated our consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 and for each of the quarters in fiscal 2008 and 2007. We also restated the unaudited condensed consolidated financial statements for the periods ended March 31, 2009 and June 30, 2009. In conjunction with these restatements and our assessment of the effectiveness of our internal control over financial reporting, we identified a material weakness, as follows:

A material weakness exists in the operating effectiveness of the controls over the calculation of stock-based compensation expense related to the application of the forfeiture rate. This control deficiency led to a misstatement of stock-based compensation expense, which was not prevented or detected on a timely basis, and resulted in the restatement of our consolidated financial statements for the years ended December 31, 2008, 2007 and 2006, each of the quarters in fiscal 2008 and 2007, and our unaudited condensed consolidated financial statements for the periods ended March 31, 2009 and June 30, 2009.

No material weakness will be considered remediated until our remedial efforts have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively. We cannot be certain that any measures we take will ensure that we implement and maintain adequate internal control over financial reporting and that we will remediate the material weakness. In addition, we cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date, which may impact the reliability of our financial reporting and financial statements.

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

We conduct, and expect to continue to conduct, almost all of our business with companies that are located outside the United States. Based on ship-to locations, approximately 95% of our revenues for both the three and nine months ended September 30, 2009 and September 30, 2008 came from customers in Asia, particularly South Korea, Taiwan, China and Japan. A vast majority of our contract manufacturing operations are located in South Korea, Taiwan, Malaysia and China. In addition, we have a design center in Shanghai, China. As a result of our international focus, we face several challenges, including:

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

In economic downturns where consumer demand for our customer’s products is reduced or delayed, we expect lower revenue and reduced profitability. In response to these downturns, we may implement certain cost reduction actions including spending controls, forced holidays and company shutdowns, employee layoffs, shortened work-weeks and involuntary salary reductions. It is uncertain what affect such measures may have on our ability to retain key talent and staff members, or our ability to rehire employees should business improve. For example, in December 2008, we reduced our headcount by 12% globally and announced employee salary reductions. It is unclear what long term affect these actions may have on our ability to recruit and retain engineering, sales and managerial talent.

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

We initiated a lawsuit against Linear Technology Corporation in February 2006 for unfair business practices, interference with existing and prospective customers and trade libel, as well as a declaration of patent invalidity and non-infringement. In a related case, the International Trade Commission has initiated an investigation and subsequent enforcement action against AATI at the request of Linear Technology.

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

We could be adversely affected by violations of the United States’ Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The United States’ Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. There can be no assurance that our internal controls and procedures always will protect us from reckless or criminal acts committed by our employees or agents. If we are found to be liable for FCPA violations, we could suffer from criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

Dated: October 30, 2009	By:	/S/ BRIAN R. MCDONALD
Brian R. McDonald
Chief Financial Officer, Vice President of Worldwide Finance and Secretary

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.