Form 10-K
period 2009-12-31
ADVANCED ANALOGIC TECHNOLOGIES INC
filed 2010-02-19
CIK 1104042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the close of business on June 30, 2009 was approximately $148,000,000. There were 42,968,378 shares of the Registrant’s common stock outstanding as of February 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the Registrant’s definitive proxy statement (the “2010 Proxy Statement”) for the 2010 Annual Meeting of Stockholders to be filed on or before April 30, 2010.

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

Overview

We develop advanced semiconductor system solutions that play a key role in the continuing evolution of feature-rich, energy efficient electronic devices. We focus on addressing the application-specific power management needs of consumer, communications and computing electronic devices, such as wireless handsets, notebook and tablet computers, smartphones, camera phones, digital cameras, personal media players, Bluetooth headphones and accessories, digital TVs, set top boxes and displays.

We focus our design and marketing efforts on application-specific power management needs in rapidly-evolving devices. Through our Total Power Management approach, we offer a broad range of products that support multiple applications, features, and services across a diverse set of electronic devices. We target our design efforts on proprietary products, which at the time we introduce them offer characteristics that differentiate them from those offered by our competitors and which we believe are likely to generate high-volume demand from multiple customers. We also selectively license our devices, process, package, and application-related technologies.

Our growth strategy involves three elements, to maintain revenues in our existing markets and applications such as LED lighting in handheld devices, to penetrate new applications in existing markets such as battery charging in cell phones, and to selectively enter totally new markets such as high definition televisions.

Headquartered in Silicon Valley, we have development centers in Santa Clara, Shanghai, Hong Kong, Taiwan, and have Asia-based operations and logistics. We were incorporated in California in August 1997 and reincorporated in Delaware in April 2005. Our principal executive offices are located at 3230 Scott Boulevard, Santa Clara, California 95054, and our telephone number is (408) 737-4600. Our web site address is www.analogictech.com. Unless the context requires otherwise, references in this Form 10-K to “AnalogicTech,” “AATI,” “we,” “us” and “our” refer to Advanced Analogic Technologies Incorporated and its wholly-owned subsidiaries on a consolidated basis. AnalogicTech and the AnalogicTech logo are trademarks of Advanced Analogic Technologies Incorporated. This annual report on Form 10-K also includes other trademarks of Advanced Analogic Technologies Incorporated and trademarks of other persons.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other SEC filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

Industry Background

Consumer Electronic Devices

The market for consumer electronic devices, such as wireless handsets, notebook and tablet computers, smartphones and mobile internet devices, digital cameras and personal media players, is large and growing rapidly as functionality increases and prices decrease. As an example, wireless handsets, can incorporate multiple applications such as digital cameras and movie capability, digital audio and video, polyphonic ring tones, text messaging, internet access, electronic gaming and decorative lighting, are among the most widely adopted electronic devices today.

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

As the number of applications, features and services available for consumer electronic devices increases, the number and variety of power loads, or individual subsystems requiring voltage regulation and power management, has also grown. All of these additional loads reduce battery life, the duration of which is an important element of consumer satisfaction, as they each draw power for operation. Additional power is consumed and battery operating time is reduced if components that supply and regulate power to all of these various power loads are inefficient. Therefore, high-performance power management semiconductors that extend battery operating time by improving power efficiency and/or improve system management functions have become key enablers of consumer electronic device functionality.

Power Management Semiconductors

Power management semiconductors deliver power and regulate voltage, controlling the flow of electrical energy among the various power loads and energy sources in a product or system. Power management semiconductors play a crucial role in system design because they are critical to battery life and impact the size, performance, and safety of a consumer electronic device. According to Gartner, Inc., revenue from power management integrated circuits totaled $8.5 billion in 2008 and is expected to grow to $9.5 billion in 2013. Longer term, we believe that demand for power management and voltage regulation in consumer electronic devices will continue to grow. Power management semiconductors remain an indispensable element of electronic devices, driven by the need for longer battery life and greater energy efficiency.

Total Power Management Approach

Our “Total Power Management” strategy is intended to provide our customers with products for most or all of their power management requirements for each consumer electronic device on which we focus. We believe our broad range of Power Management application-specific standard products and components derived from our general purpose analog integrated circuits offer a flexible solution to our customers’ power management requirements, saving space, reducing component count in the system and offering a single vendor solution for mobile consumer electronic devices. We believe that our PowerSOC solutions currently being sampled or in development integrate a wide variety of power management functions, offering improved efficiency, smaller size and real-time user control of their power consumption and power performance.

Our Total Power Management circuit portfolio supports functions including: voltage regulation and DC/DC conversion, over-voltage protected battery charging, fuel gauging, power saving SmartSwitch functions, interface and port protection, and display and lighting solutions including low-voltage and high-voltage LED backlighting, high-current LED camera flash, and active-matrix OLED displays. Recent efforts include circuitry for large screen LCD biasing including Vcom trimming and gamma correction. These functions may be offered as single function products, mixed in various combinations, or integrated monolithically into PowerSOCs using our proprietary ModularBCD process technology.

Technology

No single semiconductor fabrication process can support all complex system design needs. The result has been the creation of many different process technologies for designing and fabricating analog ICs.

Unlike other semiconductor companies, AnalogicTech designers have three carefully crafted analog technologies from which to choose:

Analog CMOS	Cost effective high volume, low voltage applications

ModularBCD™*	Highly integrated multi-voltage and/or high-voltage solutions

TrenchDMOS*	High density, high-power designs

*	Proprietary AnalogicTech technologies

Taking integration one step further, AnalogicTech develops area-efficient multi-chip packages to meet more complex power management needs in a smaller footprint.

This unique combination of technology provides higher efficiency, faster response time, lower power consumption, less resistance for lower heat generation, and denser designs with tighter integration in space-saving packages.

Unique to AnalogicTech is the concept of “Fabless without Foundries.” Instead of using standard fab process technologies, AnalogicTech has created its own optimized process technologies and installs them in older generation DRAM fabs, thus turning these fabs into highly effective manufacturing partners.

Products

AnalogicTech offers a broad range of analog and mixed-signal circuits that play a critical role in system design. Whether stand alone discrete or fully integrated PMU/PMIC system solutions, our solution expertise includes:

Display and Lighting	Power Half Bridges
Battery Chargers	Integrated Load Switches
Fuel Gauging	Voltage References
Current Limited Load Switches	Voltage Supervisors and Monitors
Switching Regulators	Power MOSFETs
Inductorless DC/DC Converters	USB OTG
Linear Regulators	PLL
A/D and D/A Converters	Op Amps and Comparators
Audio Class D and Audio Codec

These semiconductor solutions offer designers highly flexible power management options, lower component counts, less design complexity, and smaller board space requirements. AnalogicTech is a single source of power management solutions for mobile and line powered consumer electronics devices.

For our system solutions, we have recently announced our new AAT2400 family of LED driver systems solutions for LED backlit LCD televisions. Our solution represents one of the highest levels of system integration for LED backlit LCD televisions in the industry. The AAT2400 series solutions conserve system power and deliver a better end-user experience by providing precise brightness control to individual LED segments based on image content. The result is truer blacks and improved contrast for a significantly better, more natural viewing experience. The dynamic LED backlighting also makes it possible to meet the increasingly stringent energy consumption specifications for large panel TV’s such as the state of California is requiring.

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

We sell directly to original equipment manufacturers, or OEMs, including Samsung Electronics Co., Ltd. and LG Electronics, Inc. We sell through distributors to original design manufacturers, or ODMs, to contract manufacturers, and to other system designers, including USI Corporation, Longcheer Holdings Ltd., Tianyu Communication Equipment Co., Ltd, Foxconn Electronics, Inc. and Gemtek Technology Co. Ltd. In some instances, we also sell directly to contract manufacturers such as Flextronics International Ltd. Reference design based sales like those associated with Broadcom chipsets for Apple, Dell and HP are sold through distribution to contract manufacturers and ODMs.

We sell our products through our direct sales and applications support organization to original equipment manufacturers, original design manufacturers and contract electronics manufacturers, as well as through arrangements with distributors that fulfill third-party orders for our products. Many of our current distributors also serve as sales representatives procuring orders for us to fill directly. We receive a substantial portion of our revenues from a small number of customers. Samsung was our largest direct customer in 2009 and represented 33%, 20% and 11% of our net revenue in 2009, 2008 and 2007, respectively. LG Electronics was our largest direct customer in 2008 and 2007 and represented 24%, 25% and 20% of our net revenue in 2009, 2008 and 2007, respectively. No single distributor accounted for more than 10% of our net revenue in 2009 or 2008. One distributor, ChiefTech Electronics Limited, accounted for 15% of our net revenue in 2007. End users of our products purchasing from us directly accounted for 74%, 67% and 54% of our net revenue in 2009, 2008 and 2007, respectively, while distributors, original design manufacturers and contract electronics manufacturers accounted for 26%, 33% and 46% of our net revenue in 2009, 2008 and 2007, respectively.

Our technical global sales and field applications force is organized in regional teams. We have added additional customer service personnel in regions where we ship directly to an OEM, particularly in South Korea. In addition to creating the initial demand for our products, each regional team is responsible for increasing demand from distributors, original design manufacturers, contract manufacturers and end users. We operate sales offices in: Seoul, South Korea; Taipei, Taiwan; Tokyo, Japan; Shanghai, China; Shenzhen, China; Hong Kong, China; Santa Clara, California; and London, England. Santa Clara is both our corporate and North American sales headquarters, Shanghai is our sales headquarters for China, and London is our sales headquarters for Europe, the Middle East and Africa. We use this network of offices and staff, with the support of distributors and representatives, to stay close to system designers and our other customers and remain current on the newest global technology developments through the sharing of customer visit reports.

Manufacturing and Operations

We use third-party foundries and assembly and test subcontractors to manufacture, assemble and test our products. To provide smaller products with higher integration and efficiency, we have implemented an outsourced fabrication model to manufacture our products at half-micron geometries and below. Specifically, we contract with specialty foundries that have former DRAM fabs employing advanced analog CMOS process technology and, under license, our patented ModularBCD technology. We capture the operational and financial benefits of the fabless model, including reduced manufacturing personnel, capital expenditures, fixed assets and fixed costs.

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

A certain portion of our logistics, order entry, purchasing and billing functions is located in Macau, China. Global coordination for production and billing is orchestrated from and on behalf of our Macau office. Other operation locations include Chupei, Taiwan and Hong Kong. Within operations, some back-end engineering functions are located in Shanghai, China; some fab sustaining and quality functions are located in Seoul, Korea.

Research and Development

We utilize global design, test and product engineering resources in our product development. At present, our largest design team is located in our Santa Clara headquarters, in close proximity to product definition, product line marketing and central applications. We also have a large design team located in Shanghai, China. Our staff’s core competencies include high-frequency conversion, low-noise switching and operation, light-load efficiency, protection and fault detection, precision parameter matching, fast current limiting, robust battery charging and analog functionality with extremely low quiescent currents. We support our research and development efforts for new products and improvements to our existing products with our technology development group, which is focused on creating, developing, characterizing and releasing into production new wafer fabrication processes. We define and create processes, such as ModularBCD, that offer features, performance, devices, characteristics and capabilities not available through conventional foundry processes. We license these new processes to our suppliers’ foundries for limited use. We also install these processes according to available resources and market timing. Our technology group oversees any transfers of our processes into a new facility to ensure that the unit process steps are adapted properly to the new facility’s specific equipment set. Our technology group comprises expertise in device physics and characterization, device layout, process engineering and wafer fabrication. We also develop area-efficient single and multi-chip packages to meet more complex power management needs in a smaller footprint. Working with packaging partners, we develop new packages that optimize device performance, save space, and offer ease-of-use and low cost. As package size continues to shrink and system complexity increases, we will continue to review and develop where necessary new packaging solutions.

In 2009, 2008 and 2007, we spent $27.5 million, $30.6 million and $31.1 million, respectively, on research and development efforts. We anticipate that we will continue to invest significant amounts in research and development activities to develop new products and processes. As a result, we expect research and development expenses to increase in absolute dollars in future periods.

Intellectual Property

We rely on our patents, trade secret laws, contractual provisions, licenses, copyrights, trademarks and other proprietary rights to protect our intellectual property. We have more than 150 patents issued, allowed or pending in the United States or foreign countries. We cannot guarantee that our pending patent applications will be approved, that any issued patents will protect our intellectual property or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. We focus our patent efforts in the United States, and, when justified by cost and strategic importance, we file corresponding foreign patent applications in such jurisdictions as Europe, South Korea, China, Taiwan and Japan. Our patent strategy is designed to provide a balance between the need for coverage in our strategic markets and the need to maintain costs at a reasonable level.

Unauthorized parties may attempt to copy aspects of our products or obtain and use information that we consider proprietary. Competitors may also recruit our employees who have access to our proprietary technologies. We cannot assure that the measures we have implemented to prevent misappropriation or infringement of our intellectual property will be successful.

Employees

As of December 31, 2009, we had 279 employees located in the United States, China, Hong Kong, Europe, Japan, South Korea, Taiwan and Macau. We consider our employee relations to be good.

Officers

The following table sets forth certain information about our officers:

Name	Age	Position

Richard K. Williams	51	President, Chief Executive Officer, Chief Technical Officer and Director

Brian R. McDonald	53	Chief Financial Officer, Vice President of Worldwide Finance and Secretary

Dr. Jun-Wei Chen	59	Vice President of Technology

Kevin P. D’Angelo	50	Vice President of Advanced Products and Fellow

Allen K. Lam	46	Vice President of Worldwide Operations

Edward Lam	49	Vice President of Marketing and Engineering

David Schwartz	53	Vice President of Worldwide Sales

Richard K. Williams, one of our founders, has served as our President and Chief Executive Officer since April 2000 and also as our Chief Technical Officer and a director since September 1998. Prior to joining us as Vice President of Engineering and Product Strategy in 1998, Mr. Williams served at Siliconix incorporated for 18 years, most recently as Senior Director of Device Concept & Design. Mr. Williams holds more than 200 U.S. patents in device, process, package, circuit, system and application methods and apparatus, and has written over 100 published articles and invited papers. Mr. Williams is a member of the Institute of Electrical and Electronic Engineers. Mr. Williams received an M.S. in Electrical Engineering from Santa Clara University and a B.S., with honors, in Electrical Engineering (specializing in semiconductor device physics and fabrication) from the University of Illinois at Urbana-Champaign.

Brian R. McDonald has served as our Chief Financial Officer and Vice President of Worldwide Finance since June 2004 and as our Secretary since August 2004. Mr. McDonald is responsible for accounting, finance, compliance, information technology and human resource functions. Prior to joining us, Mr. McDonald held senior financial management positions at Monolithic Power Systems, Inc., Elantec Semiconductor, Inc., Mattson Technology, Inc., National Semiconductor Corporation, Read-Rite Corporation and Micro Linear Corporation. Mr. McDonald received a B.S. in Management from Santa Clara University.

Jun-Wei Chen has served as our Vice President of Technology since February 2005. Dr. Chen is responsible for device concept and design, process development and integration, CAE development and global Foundry Direct technical support. Prior to joining us, Dr. Chen held various positions including Vice President of Technology at SmartASIC Technology, Inc. from May 2004 to February 2005 and Chief Technology Officer at CLL Technology, Inc. from May 2000 to May 2004. Dr. Chen holds 20 U.S. patents and has written over 30 technical articles. He is also a member of the Institute for Electrical and Electronic Engineers. Dr. Chen received a Ph.D. and an M.S. in Electrical Engineering from Carnegie Mellon University and a B.S. in Electrical Engineering from National Taiwan University, Taipei.

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

David Schwartz has served as our Vice President of Worldwide Sales since February 2009. Prior to joining AnalogicTech, Mr. Schwartz was the Vice President of Worldwide Sales and Marketing at Oxford Semiconductor from October 2006 until January 2009. Prior to this, Mr. Schwartz served as the Chief Operating Officer of Renesas Technology Americas from April 2003 until September 2006. Prior to this, Mr. Schwartz held several positions at Mitsubishi Electronics America for 12 years, including Vice President and General Manager of the company’s Sales and System-on-a-Chip Divisions. Mr. Schwartz earned a Masters of Business Administration at Farleigh Dickinson University and a B.S. in Electrical Engineering at the Pratt Institute.

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

We received an aggregate of approximately 90%, 84% and 81% of our net revenues from our ten largest customers for the years ended December 31, 2009, 2008 and 2007, respectively. Any action by one of our largest customers that affects our orders, product pricing or vendor status could significantly reduce our revenues and harm our financial results.

We receive a substantial portion of our revenues from a small number of customers. Samsung was our largest direct customer in 2009 and represented 33%, 20, and 11% of our net revenue in 2009, 2008 and 2007, respectively. Additionally, we sell to a number of contract manufacturers of Samsung. Total revenues to Samsung and its contract manufacturers represented 41%, 36% and 25% of our net revenue for 2009, 2008 and 2007, respectively. LG Electronics was our largest direct customer in 2008 and 2007 and represented 24%, 25% and 20% of our net revenue in 2009, 2008 and 2007, respectively. We anticipate that we will continue to be dependent on these customers for a significant portion of our revenue in the immediate future; however, we do not have long-term contractual purchase commitments from them, and we cannot assure you that they will continue to be our customers. Because our largest customers account for such a significant part of our business, the loss of, or a decline in sales to, any of our major customers would negatively impact our business.

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

As of December 31, 2009, our investment portfolio included interest bearing auction rate securities (ARS) with a fair value of $2.4 million. Our ARS represent investments in debt obligations collateralized by Federal Family Education Program student loans. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The monthly auctions historically provided a liquid market for these securities. However, beginning in 2008, uncertainties in the credit markets have affected all of our holdings in ARS and auctions for our investments in these securities have failed to settle on their respective settlement dates. Auctions for our investments in these securities continued to fail through December 31, 2009.

If the current market conditions deteriorate further, the anticipated recovery in market values does not occur, or if we determine that we intend to sell the ARS, it is possible that we will be required to sell the ARS before a recovery of the auction process, or that we will not recover the entire amortized cost basis of the ARS, and we may be required to record impairment charges in future quarters which may negatively impact our results of operations.

We may be unsuccessful in developing and selling new products or in penetrating new markets.

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. Our competitiveness and future success depends on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. A fundamental shift in technologies in any of our product markets could harm our competitive position within these markets. Our failure to anticipate these shifts, to develop new technologies or to react to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenues and a loss of design wins to our competitors. For example, we introduced 77 new products in 2009, of which 33 products utilize our new ModularBCD process, however many of them have not yet been adopted by our customers. Our understanding is that our overall product acceptance rate is typical for the semiconductor analog sector due to ongoing competition, long design-in and qualification cycles, late introduction and/or product not meeting exact customer requirements. In some instances, our products were designed into a customer’s product or system but our customer’s product failed to gain market acceptance so no substantial business resulted. In other cases, we may introduce a product before the market is ready to accept or require the features offered in our product, in which revenue may result at a later and somewhat unpredictable date in the future.

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

We obtain a portion of our revenues through sales to distributors located in Asia who act as our fulfillment representatives. Sales to distributors accounted for 24%, 31% and 42% of our revenues for the years ended December 31, 2009, 2008 and 2007, respectively. In the normal course of their operation as fulfillment representatives, these distributors typically perform functions such as order scheduling, shipment coordination, inventory stocking, payment and collections and, when applicable, currency exchange between purchasers of our products and these distributors. Our distributors’ compensation for these functions is reflected in the price of the products we sell to these distributors. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. If these distributors are unable to pay us in a timely manner or if we anticipate that they will not pay us, we may elect to withhold future shipments, which could adversely affect our operating results. If one of our distributors experiences severe financial difficulties, becomes insolvent or declares bankruptcy, we could lose product inventory held by that distributor and we could be required to write off the value of any receivables owed to us by that distributor. We could also be required to record bad debt expense in excess of our reserves. We may not be successful in recognizing these indications or in finding replacement distributors in a timely manner, or at all, any of which could harm our operating results, cash flow and financial condition.

Our distributor arrangements often require us to accept product returns and to provide price protection and if we fail to properly estimate our product returns and price protection reserves, this may adversely impact our reported financial information.

A substantial portion of our sales are made through third-party distribution arrangements, which include stock rotation rights that generally permit the return of up to 5% of the previous three months’ purchases. We generally accept these returns quarterly. We record estimated returns for stock rotation at the time of shipment. Our arrangements with our distributors typically also include price protection provisions if we reduce our list prices. We record reserves for price protection at the time we decide to reduce our list prices. In the future, we could receive returns or claims that are in excess of our estimates and reserves, which could harm our operating results.

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

No material weakness will be considered remediated until our remedial efforts have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively. We cannot be certain that any measures we take to remediate a material weakness will ensure that we implement and maintain adequate internal control over financial reporting and that we will successfully remediate the material weakness. In addition, we cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date, which may impact the reliability of our financial reporting and financial statements.

If consumer demand for mobile consumer electronic devices declines, our revenues will decrease.

Our products are used primarily in the mobile consumer electronic devices market. For the foreseeable future, we expect to see the significant majority of our revenues continue to come from this market, especially in wireless handsets. If consumer demand for these products declines and fewer mobile customer electronic devices are sold, our revenues will decrease significantly. For example, in the second half of 2008, we experienced a significant decrease in worldwide billings to our customers, suggesting that our customers were reacting to decreased consumer demand for their end products. In an adverse economic climate such as the current economic downturn, consumers are less likely to prioritize purchasing new mobile consumer electronic devices or upgrading existing devices. In addition, if we are unsuccessful in identifying alternative markets for our products in a timely manner, our operating results will suffer dramatically.

Substantially all of our manufacturing suppliers, customers and operations are located in Asia, which subjects us to additional risks, including regional economic influences, logistical complexity, political instability and natural disasters including earthquakes.

We conduct, and expect to continue to conduct, almost all of our business with companies that are located outside the United States. Based on ship-to locations, substantially all of our revenues for fiscal 2009, 2008 and 2007 came from customers in Asia, particularly South Korea, Taiwan, China and Japan. A vast majority of our contract manufacturing operations are located in South Korea, Taiwan, Malaysia and China. In addition, we have a design center in Shanghai, China. As a result of our international focus, we face several challenges, including:

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

We rely on third parties for substantially all of our manufacturing operations, including wafer fabrication, wafer probe, wafer thinning, assembly, final test, warehousing and shipping. Furthermore, for certain packages, at times we rely on a single manufacturer. We depend on these parties to supply us with material of a requested quantity in a timely manner that meets our standards for yield, cost and manufacturing quality. Any problems with our manufacturing supply chain could adversely impact our ability to ship our products to our customers on time and in the quantity required, which in turn could cause an unanticipated decline in our sales and possibly damage our customer relationships. The current economic downturn could adversely affect the financial strength of our vendors and adversely impact their ability to manufacture product, resulting in a shortage or delay in product shipments to our customers.

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

In economic downturns where consumer demand for our customer’s products is reduced or delayed, we expect lower revenue and reduced profitability. In response to these downturns, we may implement certain cost reduction actions including spending controls, forced holidays and company shutdowns, employee layoffs, shortened work-weeks and involuntary salary reductions. It is uncertain what affect such measures may have on our ability to retain key talent and staff members, or our ability to rehire employees should business improve. For example, in 2008, we reduced our headcount and announced employee salary reductions. It is unclear what long term affect these actions may have on our ability to recruit and retain engineering, sales and managerial talent.

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

Uncertainty over the outcome of our litigation with Linear Technology may cause our customers or potential customers to elect not to include our products that are the subject of this litigation into the design of their systems. Once a customer’s system designer initially chooses a competitor’s product for a particular electronic system, it becomes significantly more difficult for us to sell our products for use in that electronic system, because changing suppliers can involve significant cost, time, effort and risk for our customers. As a result, our litigation with Linear Technology or any similar future litigation may result in significantly increased expenses on a quarterly basis. If we are unsuccessful in any such litigation, our business and our ability to compete in foreign markets could be harmed, and we could be enjoined from selling the accused products, either directly or indirectly, which could have a material adverse impact on our revenues, financial condition, results of operations and cash flows. See Item 3 – Legal Proceedings.

Our failure to protect our intellectual property rights adequately could impair our ability to compete effectively or to defend ourselves from litigation, which could harm our business, financial condition and results of operations.

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements to protect our proprietary technologies and know-how. While we have more than 150 patents issued, allowed or pending in the United States or foreign countries, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be challenged or circumvented by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our United States patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Many United States-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our headquarters is located in a leased facility in Santa Clara, California. This facility, consisting of approximately 42,174 square feet of office space, accommodates our principal engineering, technology, administrative and finance activities. We lease 19,036 square feet of office space in Shanghai, China to accommodate our secondary engineering activities. We lease offices in Hong Kong, China, Chupei, Taiwan and Macau, China to accommodate our operations, planning, logistics and package engineering activities. We lease sales offices in London, England; Taipei, Taiwan; Tokyo, Japan; Seoul, South Korea; Shanghai and Shenzhen, China.

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

On October 1, 2008, the USITC instigated a formal enforcement proceeding at the request of Linear Technology. In that enforcement proceeding, Linear alleges that we imported certain switching regulator products in violation of the limited exclusion order originally issued on September 24, 2007. The list of products alleged to be in violation was modified by mutual agreement between the parties and a trial for the remaining products was completed on January 13, 2010. An initial determination is expected from the USITC in March of 2010 and a final determination is expected in July of 2010. Both parties are expected to appeal any unfavorable portions of the final determination. As a result, we expect to incur significant legal expenses that will be expensed when incurred.

In March 2009, we initiated a lawsuit against a small, privately held semiconductor manufacturing company alleging patent infringement of certain of its products. This case, filed in the United States District Court for the Northern District of California, is currently stayed pending a reexamination of the patent that we believe has been infringed. We do not believe that this lawsuit will have a material impact on our business or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTER, AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this item regarding equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our 2010 Proxy Statement and is incorporated herein by reference. For additional information on our stock incentive plans and activity, see Note 5—Stock-Based Compensation to our consolidated financial statements included in Item 8 of this Report.

Market Price of Our Common Stock

Our common stock began trading on the Nasdaq Global Market on August 4, 2005 under the symbol “AATI.” The following table sets forth on a per share basis the high and low intra-day sales prices for our common stock as reported by the Nasdaq Global Market for the periods indicated:

	High	Low
Year Ended December 31, 2009
First Quarter	$4.18	$2.49
Second Quarter	$5.26	$3.53
Third Quarter	$5.59	$3.91
Fourth Quarter	$3.98	$2.98

Year Ended December 31, 2008
First Quarter	$11.36	$5.39
Second Quarter	$7.96	$3.95
Third Quarter	$5.18	$3.94
Fourth Quarter	$4.60	$1.83

As of February 12, 2010, there were approximately 83 record holders of our common stock.

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

During 2009, we entered into agreements pursuant to SEC Rule 10b5-1 pursuant to which we authorized a third-party broker to purchase shares on our behalf during our normal blackout periods in accordance with predetermined trading instructions. In addition, we may repurchase shares of our common stock under the guidelines of SEC Rule 10b-18.

During the fourth quarter of 2009, we repurchased shares of our common stock as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan or programs
	(In thousands, except per share amounts)
11/1/2009-11/30/2009	29.2	$3.00	29.2	$21,350.7

Stock Performance Graph

The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index and the Philadelphia Semiconductor Index over the period from August 8, 2005, the first day of trading for our common stock, until December 31, 2009. The graph assumes $100 invested at the indicated starting date in our common stock and in each of the market indices, with the reinvestment of all dividends. Prices and stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

Comparison of Cumulative Total Return

From August 8, 2005 to December 31, 2009

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

The following table sets forth our selected consolidated financial data for the years ended December 31, 2009, 2008, 2007, 2006 and 2005. You should read the following table in conjunction with the consolidated financial statements and related notes contained elsewhere in this report on Form 10-K. Operating results for any year are not necessarily indicative of results to be expected for any future periods.

	Years Ended December 31,
(in thousands, except per share amounts)	2009	2008	2007	2006	2005

Consolidated Statements of Operations Data
NET REVENUES	$86,512	$90,339	$109,610	$81,161	$68,298
Cost of revenues (including stock-based compensation of $309, $428, $317, $274 and $112 in 2009, 2008, 2007, 2006 and 2005, respectively)	44,686	46,805	50,969	34,562	26,964

GROSS PROFIT	41,826	43,534	58,641	46,599	41,334

OPERATING EXPENSES:
Research and development (including stock-based compensation of $3,163, $3,533, $2,878, $2,459 and $784 in 2009, 2008, 2007, 2006 and 2005, respectively)	27,468	30,579	31,103	23,828	19,479
Sales, general and administrative (including stock-based compensation of $3,456, $3,860, $4,145, $3,558 and $1,493 in 2009, 2008, 2007, 2006 and 2005, respectively)	24,132	25,446	26,057	22,358	17,624
Patent litigation	3,045	1,751	3,793	8,536	27

Total operating expenses	54,645	57,776	60,953	54,722	37,130

INCOME (LOSS) FROM OPERATIONS	(12,819)	(14,242)	(2,312)	(8,123)	4,204
INTEREST AND OTHER INCOME:
Interest and investment income	902	3,124	5,599	5,823	2,058
Other income (expense), net	13	(449)	(529)	(72)	(121)

Total interest and other income, net	915	2,675	5,070	5,751	1,937

INCOME (LOSS) BEFORE INCOME TAXES	(11,904)	(11,567)	2,758	(2,372)	6,141
PROVISION FOR (BENEFIT FROM) INCOME TAXES	769	8,507	1,272	(196)	4,056

NET INCOME (LOSS)	$(12,673)	$(20,074)	$1,486	$(2,176)	$2,085

NET INCOME (LOSS) PER SHARE:
Basic	$(0.29)	$(0.44)	$0.03	$(0.05)	$0.10
Diluted	$(0.29)	$(0.44)	$0.03	$(0.05)	$0.05
WEIGHTED AVERAGE SHARES USED IN NET INCOME (LOSS) PER SHARE CALCULATION:
Basic	42,973	45,535	44,728	43,477	21,025
Diluted	42,973	45,535	47,007	43,477	40,147

	December 31,
(in thousands)	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data
Cash and cash equivalents	$36,120	$52,094	$53,779	$58,121	$124,377
Working capital	112,423	118,840	127,768	115,914	135,973
Total assets	147,144	153,255	176,612	161,252	151,323
Total stockholders’ equity	132,050	141,234	157,398	145,991	140,402

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a supplier of power management semiconductors for consumer, communications and computing electronic devices such as wireless handsets, notebook and tablet computers, smartphones, camera phones, digital cameras, personal media players, Bluetooth headphones and accessories, digital TVs, set top boxes and displays.

Through our Total Power Management approach, we offer a broad range of products that support multiple applications, features, and services across a diverse set of electronic devices. We target our design efforts on proprietary products, which at the time we introduce them offer characteristics that differentiate them from those offered by our competitors and which we believe are likely to generate high-volume demand from multiple customers.

We currently offer a portfolio of over 700 power management products comprising Power Management application-specific standard products, or ASSPs, and selected general-purpose analog integrated circuits, or ICs, in single-chip, multi-chip and chip-scale packages. We sell directly to original equipment manufacturers, or OEMs, including LG Electronics, Inc., Samsung Electronics Co., Ltd. and Sony Ericsson Mobile Communications AB. We sell through distributors and original design manufacturers, or ODMs, and to other system designers, including USI Corporation, Longcheer Holdings Ltd., Tianyu Communication Equipment Co., Ltd, Foxconn Electronics Inc. and Gemtek Technology Co. Ltd.

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

We currently derive a significant portion of our revenues from sales of our Charge Pump product family, which is primarily used for driving white LED backlighting of small color displays in portable applications. We are currently diversifying our business and R&D efforts into new applications within our existing markets. Our growth strategy involves three elements, to maintain revenues in our existing markets and applications, to penetrate new applications in existing markets such as battery charging in cell phones, and to selectively enter totally new markets such as high definition televisions. We also believe energy conservation and “green” products will become increasingly important growth opportunities for power management semiconductors in the future.

Our patented ModularBCD wafer fabrication process technology expands our capability to develop high performance power solutions addressing these new markets and applications with products including higher-voltage and higher-current DC-DC switching voltage regulators, over-voltage protected lithium-ion battery chargers and multi-voltage power system-on-a-chip or PowerSOC solutions. Since the introduction of our ModularBCD technology in 2006, the revenue derived from sales of ModularBCD technology based products has increased and now represents 26% of overall 2009 revenues. We believe that our revenue and market diversification may occur gradually and over time, requiring several years to fully realize.

In addition to our patented process technologies, we continue to aggressively pursue inventing and patenting new innovations in circuit design and design methodologies such as novel switching regulators and battery chargers, in package design to expand our system integration capability, and in power system architecture to improve overall performance, power efficiency, heat dissipation and reliability in the applications we serve. As of the end of 2009, we had over 110 United States patents either issued or pending.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, stock-based compensation, income taxes and goodwill. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions which may adversely affect our results of operations and/or our financial position. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed our disclosure relating to them in this annual report on Form 10-K.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

In accordance with generally accepted accounting principles, we recognize revenues once all of the following four basic revenue recognition criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Criteria (1) and (2) are met upon receipt of purchase orders or signing of contracts and upon transfer of title which generally occurs at the time of shipment. Determination of criteria (3) and (4) is based on management’s judgment regarding the determinability of the fees charged for products delivered and the collectibility of those fees. If changes in conditions cause management to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could decline.

A large portion of our sales is made through distribution arrangements with third parties. These arrangements include stock rotation rights that generally permit the return of up to 5% of the previous three months’ purchases. We generally accept these returns quarterly. We record estimated returns at the time of shipment. Our normal payment term with our distributors is 30 days from the invoice date. Certain of our distributor arrangements include the possibility of sales price rebates on specified products. At the time of shipment we recognize revenue, estimate the total sales price rebate and reserve for those pricing rebates. We also deferred revenue related to three of our distributors for which we are unable to reasonably estimate returns and recognize revenues from these distributors upon their subsequent resale to their customers.

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

Inventory Valuation

We value our inventory at the lower of the actual cost of our inventory or its current estimated market value. We write down inventory for obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Because of the cyclicality of the market in which we operate, inventory levels, obsolescence of technology and product life cycles, we generally write down finished goods inventory for product that is over 12 months old. Additionally, we generally write down inventory in excess of nine months’ forecasted product demand to its net realizable value, which we determined to be appropriate given our historical experience and industry practice. Before the fourth quarter of 2007, we wrote down to net realizable value inventory in excess of six months’ forecasted product demand. This change resulted in approximately $0.2 million favorable impact on our gross profit for 2007. Actual demand and market conditions may be lower than those that we project and this difference could have a material adverse effect on our gross margins should inventory write-downs beyond those initially recorded become necessary. Alternatively, should actual demand and market conditions be more favorable than those we estimated at the time of such a write-down, our gross margins could be favorably impacted in future periods.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date based on the fair value of the award. The fair value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The expense recognized for the portion of the award that is expected to vest has been reduced by an estimated forfeiture rate. The forfeiture rate is determined at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The grant date fair value of our stock options was calculated using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the use of highly subjective assumptions which determine the fair value of stock options, including the price volatility of the underlying stock and the stock option’s expected term. For purposes of estimating volatility, we use a combination of the historical and market-based implied volatility of our stock price and an industry peer group. The estimated expected term of our stock options represents the weighted-average period that the stock options are expected to remain outstanding. We derive the expected term assumption based on the weighted average vesting period of our stock options combined with the average post-vesting holding period of an industry peer group. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of our stock options. The dividend yield is based on our history and expectation of dividend payouts. We have never declared or paid any cash dividends on common stock, and we do not anticipate paying cash dividends in the foreseeable future.

If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from amounts recorded in the current period. Further, to the extent that we revise our estimated forfeiture rate in the future, our stock-based compensation expense could be materially impacted in the quarter of revision, as well as in the following quarters.

See Note 5—Stock Based Compensation to the consolidated financial statements for additional information.

Accounting for Income Taxes

In accordance with generally accepted accounting principles, we determine our deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of our assets and liabilities using tax rates in effect for the year in which we expect the differences to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in our financial statements. Because we assume that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, which gives rise to a deferred tax asset or liability.

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

We conclude that a valuation allowance is required when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling three years of actual results as our primary measure of cumulative losses in recent years. As of December 31, 2009 and 2008, we concluded that a full valuation allowance against our United States deferred tax assets was required. The deferred tax asset valuation allowance was $10.1 million and $9.1 million as of December 31, 2009 and 2008, respectively.

Changes in the valuation allowance, when recorded, are included in our consolidated statements of operations as a provision for (benefit from) income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets.

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

We recognize the tax benefit from uncertain tax positions on the income tax return based on a two-step process. The first step is to determine if it is more likely than not that a tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The second step is to estimate and measure the tax benefit to be recognized in the financial statements based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

The estimates used in the accounting for income tax expense involve significant judgment by management. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard or when they are resolved through negotiation or litigation with factual interpretation, judgment and certainty. Tax laws and regulations themselves are complex and are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court filings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities.

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

The carrying value of our goodwill was $16.1 million as of December 31, 2009 and 2008. The carrying value of our goodwill may not be recoverable due to factors indicating a decrease in the value of the Company, such as a decline in stock price and market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. Estimates of future cash flows are based in-part on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. For example, a significant decline in our stock price and/or market capitalization may result in goodwill impairment. In addition, the other assumptions made by us may change in future periods as they are based on overall market conditions and/or comparable company data. A change in the assumptions used to determine if goodwill is impaired may result in a charge to earnings in our financial statements during a period in which an impairment of our goodwill is determined to exist, which may negatively impact our results of operations.

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

We performed our annual goodwill impairment analysis as of September 30, 2009. As part of Step 1, we performed a sensitivity analysis by preparing our Income Approach using a range of discount rates and long-term growth rates. We analyzed the results of the Income Approach and noted that changing the significant assumptions used would not have changed our Step 1 conclusion in that the fair value of the reporting unit exceeded the carrying amount in all cases. Under the Market Approach, we performed a sensitivity analysis using a range of revenue multiples, from which we selected an amount from the lower end of the range. Had we used a less conservative revenue multiple in our Market Approach, a higher fair value would have resulted. As such, a change in the Market Approach assumptions would not have changed management’s Step 1 conclusion. For the Transaction Approach, we used a control premium from the low end of the range of recent control premiums identified. As such, if we had used a higher control premium, a higher fair value would have resulted and would not have changed management’s Step 1 conclusion. As a result of our annual goodwill impairment analysis performed as of September 30, 2009, we determined that goodwill was not impaired.

Results of Operations

The following table sets forth our historical operating results, as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
NET REVENUES	100.0%	100.0%	100.0%
Cost of revenues	51.7	51.8	46.5

GROSS PROFIT	48.3	48.2	53.5
OPERATING EXPENSES:
Research and development	31.8	33.8	28.4
Sales, general and administrative	27.9	28.2	23.8
Patent litigation	3.5	1.9	3.5

Total operating expenses	63.2	63.9	55.6

LOSS FROM OPERATIONS	(14.9)	(15.7)	(2.1)
INTEREST AND OTHER INCOME:
Interest and investment income	1.1	3.5	5.1
Other income (expense), net	0.0	(0.5)	(0.5)

Total interest and other income, net	1.1	3.0	4.6

INCOME (LOSS) BEFORE INCOME TAXES	(13.8)	(12.8)	2.5
PROVISION FOR INCOME TAXES	0.9	9.4	1.2

NET INCOME (LOSS)	(14.7)%	(22.2)%	1.4%

Comparison of the Years Ended December 31, 2009, 2008 and 2007

Revenues

The following table illustrates our net revenues by our principal product families:

	Year Ended December 31,
	2009		2008		2007
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
	(dollar amounts in thousands)
Display and Lighting Solutions	$56,874	66%	$54,190	60%	$63,811	58%
Voltage Regulation and DC/DC Conversion	12,720	15	16,862	19	20,929	19
Interface and Power Management	12,147	14	16,516	18	22,387	21
Battery Management	4,771	5	2,771	3	2,483	2

Total	$86,512	100%	$90,339	100%	$109,610	100%

Our revenues consist of sales of our power management semiconductor products, net of sales discounts, sales returns and distributor stock rotation allowances and incentives. All of our sales are denominated in U.S. dollars.

Our net revenue for 2009 decreased $3.8 million or 4 percent compared to 2008 due to lower demand for our Voltage Regulation and DC/DC Conversion and Interface and Power Management products, partially offset by higher sales of our Display and Lighting and Battery Management products. Total unit shipments in 2009 increased by 8 percent compared to 2008, while average selling prices decreased by 11 percent.

Geographically, our sales in Taiwan decreased by $5.8 million in 2009 compared to 2008 due to lower demand from two customers and our termination of one distributor during 2009. These decreases were partially offset by a $3.1 million increase in sales in China in 2009 compared to 2008 due to higher demand.

Our net revenues for 2008 as compared to 2007 decreased $19.3 million, or 18 percent. The decrease was attributable to lower net revenues from sales of all of our product lines except for Battery Management which increased 12% year-over-year. Total unit shipments in 2008 decreased by 17 percent compared to 2007, while average selling prices remained relatively unchanged.

Geographically, sales in China and Taiwan decreased in 2008 compared to 2007 due to lower shipments to our major distributors as a result of lower demand and a reduction in channel inventory. Sales in Korea increased slightly in 2008 compared to 2007 due to higher sales to two major customers.

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

	Year Ended December 31,		Increase (Decrease)
	2009	2008
	(dollar amounts in thousands)
Net revenues	$86,512	$90,339	$(3,827)	(4)%
Cost of revenues	44,686	46,805	(2,119)	(5)%

Gross profit	$41,826	$43,534	$(1,708)	(4)%

Gross margin percentage	48.3%	48.2%	0.1%

Our gross margin percentage was relatively unchanged during 2009 compared to 2008. During 2009, decreases in excess and obsolete inventory charges and intangible asset amortization were offset by unfavorable product mix and lower average selling prices.

During 2009, our gross inventory write-down was approximately $3.6 million, partially offset by the sale of $2.4 million of previously written down inventory.

	Year Ended December 31,		Increase (Decrease)
	2008	2007
	(dollar amounts in thousands)
Net revenues	$90,339	$109,610	$(19,271)	(18)%
Cost of revenues	46,805	50,969	(4,164)	(8)%

Gross profit	$43,534	$58,641	$(15,107)	(26)%

Gross margin percentage	48.2%	53.5%	(5.3)%

Our gross margin percentage was 48.2 percent in 2008, compared to 53.5 percent in 2007, representing a decrease of 5.3 percent. This decrease was primarily due to higher excess and obsolete inventory charges resulting from lower demand for our products which caused an approximate 3 percent decrease in gross margin in 2008 and an unfavorable change in product mix in 2008 which caused an approximate 2 percent decrease in gross margin. This unfavorable change was due to us selling more lower-margin products in 2008.

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

	Year Ended December 31,		Increase (Decrease)
	2009	2008
	(dollar amounts in thousands)
Research and development	$27,468	$30,579	$(3,111)	(10.2)%
% of net revenues	31.8%	33.8%	(2.0)%

Research and development expenses for fiscal 2009 decreased as compared to 2008 primarily due to a $1.7 million decrease in payroll and payroll related expenses, a $0.7 million decrease in facilities, IT and operation support expenses, a $0.4 million decrease in stock-based compensation expense and a $0.3 million decrease due to the one-time write-off of in-process research and development costs recorded in 2008 related to our acquisition of Elite Micro Devices. The decrease in payroll and payroll related expenses in 2009 compared to 2008 resulted from lower headcount due to our December 2008 reduction in workforce and other cost reduction measures.

	Year Ended December 31,		Increase (Decrease)
	2008	2007
	(dollar amounts in thousands)
Research and development	$30,579	$31,103	$(524)	(1.7)%
% of net revenues	33.8%	28.4%	5.4%

Research and development expenses for fiscal 2008 decreased as compared to 2007 primarily due to a $1.2 million decrease in non-recurring engineering and other engineering-related expenses, partially offset by a $0.3 million increase due to the write-off of in-process research and development costs due to our acquisition of Elite Micro Devices during 2008 and $0.3 million of restructuring expenses.

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

	Year Ended December 31,		Increase (Decrease)
	2009	2008
	(dollar amounts in thousands)
Sales, general and administrative	$24,132	$25,446	$(1,314)	(5.2)%
% of net revenues	27.9%	28.2%	(0.3)%

Sales, general and administrative expenses for 2009 decreased as compared to 2008 primarily due to a $0.8 million decrease in audit and tax related expenses, a $0.4 million decrease in stock-based compensation expense, a $0.3 million decrease in travel expenses and a $0.2 million decrease in facility-related and equipment repair and maintenance expenses. These decreases were partially offset by a $0.5 million increase in legal and consulting expenses.

	Year Ended December 31,		Increase (Decrease)
	2008	2007
	(dollar amounts in thousands)
Sales, general and administrative	$25,446	$26,057	$(611)	(2.3)%
% of net revenues	28.2%	23.8%	4.4%

Sales, general and administrative expenses for 2008 decreased as compared to 2007 primarily due to a $1.2 million decrease in payroll, bonus, stock-based compensation expenses and employee benefit related expenses. This decrease was partially offset by a $0.3 million increase in office supplies expense and a $0.2 million increase in restructuring expenses.

Patent Litigation

	Year Ended December 31,		Increase (Decrease)
	2009	2008
	(dollar amounts in thousands)
Patent litigation	$3,045	$1,751	$1,294	73.9%
% of net revenues	3.5%	1.9%	1.6%

Patent litigation expenses for 2009 increased as compared to 2008 due to a higher level of activity in our patent infringement cases. We believe that we will continue to incur significant litigation expenses in future years.

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

Interest and Other Income, Net

Interest and investment income was $0.9 million, $3.1 million and $5.6 million for 2009, 2008 and 2007, respectively. Interest and investment income decreased in 2009 compared to 2008 due to lower average interest rates. Interest and investment income decreased in 2008 compared to 2007 due to lower average interest rates.

Other income (expense), net was insignificant in 2009. Other income (expense), net in 2008 was $(0.4) million, consisting primarily of a $0.5 million other-than-temporary impairment loss related to our long-term investment in a privately-held company that was accounted for using the cost method. Other income (expense), net in 2007 was approximately $(0.5) million, primarily consisting of a $0.3 million write-off of cumulative translation adjustment loss as a result of the liquidation of our Sweden branch office during the first quarter of 2007 and a $0.2 million other-than-temporary impairment loss related to our long-term investment in a privately-held company.

Provision For Income Taxes

Our income tax provision was $0.8 million, $8.5 million, and $1.3 million for fiscal 2009, 2008 and 2007, respectively. Our tax provision for 2008 was substantially higher compared to 2007 and 2009 primarily due to the recording of a valuation allowance against our U.S. net deferred tax assets of $9.1 million offset by a decrease to the Company’s consolidated pre-tax income and the related tax effects in various jurisdictions.

Recently Issued Accounting Pronouncements

In June 2009, we adopted the new FASB authoritative guidance for determining fair value when the volume or level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. This new guidance provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. Our adoption of this new guidance did not have a material impact on our consolidated financial statements.

In June 2009, we adopted the new FASB authoritative guidance for the recognition and presentation of other-than-temporary impairments. This new guidance amends the prior other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt securities in the financial statements. Our adoption of this new guidance did not have a material impact on our consolidated financial statements.

In June 2009, we adopted the new FASB authoritative guidance for interim disclosures about the fair value of financial instruments. This new guidance requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Our adoption of this new guidance did not impact our consolidated results of operations or financial position.

In June 2009, we adopted the new FASB authoritative guidance for subsequent events. This new guidance is intended to establish general standards for the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This new guidance became effective for interim or annual financial periods ending after June 15, 2009. Our adoption of this new guidance did not impact our consolidated results of operations or financial position.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”), the authoritative guidance for accounting principles generally accepted in the United States (“GAAP”). The Codification is now the single official source of authoritative GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, and related literature. The Codification does not change GAAP. We adopted the Codification during the quarter ended September 30, 2009. Our adoption of the Codification did not have any substantive impact on our consolidated financial statements or related footnotes.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Accounting Standards Codification Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009. Early application is not permitted. We do not expect ASU 2009-17 to have a material effect on our consolidated results of operations or our financial position upon adoption.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) to require various additional disclosures regarding fair value measurements and also clarify certain existing disclosure requirements. Under ASU 2010-06, we will be required to: (1) disclose separately the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, (2) disclose activity in Level 3 fair value measurements including transfers into and out of Level 3 and the reasons for such transfers, and (3) present separately in its reconciliation of recurring Level 3 measurements information about purchases, sales, issuances and settlements on a gross basis. ASU 2010-06 does not change any accounting requirements, but is expected to have a significant effect on the disclosures of entities that measure assets and liabilities at fair value. The amendments prescribed by ASU 2010-06 will be effective for our fiscal quarter ending March 31, 2010, except for the requirements described in item (3) above, which will be effective for our fiscal year beginning January 1, 2011. We currently do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Net cash (used in) provided by operating activities	$(2,956)	$3,465	$8,574
Net cash used in investing activities	(9,715)	(1,446)	(14,322)
Net cash (used in) provided by financing activities	(3,329)	(3,627)	1,494
Effect of exchange rate changes on cash and cash equivalents	26	(77)	(88)

Net decrease in cash and cash equivalents	$(15,974)	$(1,685)	$(4,342)

Net Cash (Used in) Provided by Operating Activities

Cash used in operating activities in 2009 of $3.0 million was primarily attributable to the net loss of $12.7 million, adjusted for non-cash items included in net loss which included $6.9 million of stock-based compensation expense and $2.0 million of depreciation and intangible asset amortization. Cash used in operating activities also included a $2.7 million cash outflow due to the increase in accounts receivable. The increase in accounts receivable in 2009 compared to 2008 was due to higher sales during the fourth quarter of 2009 compared to the fourth quarter of 2008. These cash outflows were partially offset by a $1.8 million decrease in inventories and a $1.6 million increase in accounts payable. The decrease in inventory balance was due to our management’s efforts to reduce inventory levels. The increase in accounts payable was due to higher production activity in the fourth quarter of 2009 compared to the fourth quarter of 2008.

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

Net Cash Used in Investing Activities

Net cash used in our investing activities was $9.7 million in 2009, primarily consisting of a net cash outflow of $8.6 million to purchase short-term investments and $1.0 million of property and equipment purchases.

Net cash used in our investing activities was $1.4 million in 2008, primarily consisting of $2.4 million used to purchase property and equipment and $0.6 million used for our June 2008 acquisition of Elite Micro Devices. These cash outflows were partially offset by a $2.0 million collection of a note receivable.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities in 2009 was $3.3 million, primarily consisting of $3.4 million spent on common stock repurchases, partially offset by $0.1 million of net proceeds from exercises of common stock options.

Net cash used in our financing activities in 2008 was $3.6 million, primarily consisting of $5.3 million spent on common stock repurchases, partially offset by $1.3 million of net proceeds from exercises of common stock options.

Liquidity

Our cash, cash equivalents and short-term investments balance was $102.0 million as of December 31, 2009. Based on our current business plan and revenue prospects, we believe our existing cash, cash equivalents and short-term investments balances will be sufficient to meet our anticipated cash needs, including working capital needs, planned capital expenditures and our discretionary share repurchase activity, for at least the next 12 months. Our liquidity is not impacted by our $2.4 million investments in ARS which were not liquid as of December 31, 2009. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk for more information regarding our ARS.

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

Contractual Obligations

The following table describes our principal contractual cash obligations as of December 31, 2009:

	Total	2010	2011	2012	2013	2014	2015 and beyond
	(in thousands)
Operating leases	$7,569	$2,281	$1,564	$1,555	$941	$540	$688
Purchase commitments(1)	6,108	6,108	—	—	—	—	—

Total contractual obligations	$13,677	$8,389	$1,564	$1,555	$941	$540	$688

(1)	Purchase commitments consist primarily of our commitment to purchase wafers and assembly services.

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

In November 2009, we renewed our Hong Kong office lease to accommodate our development team. The lease is effective from November 2009 through October 2012.

The table above excludes $4.4 million of liabilities associated with uncertain tax positions, as we are unable to reasonably estimate the ultimate amount or timing of settlement.

Common Stock Repurchases

On October 29, 2008, our board of directors authorized a program to repurchase shares of our outstanding common stock. Under the stock repurchase program, we are authorized to use up to $30 million to repurchase our outstanding common stock. We may repurchase shares in the open market or through privately negotiated transactions. During 2009, we repurchased 1.1 million shares of our common stock for a total cost of $3.4 million. During 2008, we repurchased a total of 2.1 million shares of our common stock for a total cost of $5.3 million.

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

The following table, which excludes cash, is a summary of cash equivalents, short-term and long-term investments classified as available-for-sale securities as of December 31, 2009:

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Money market funds	$15,964	$—	$—	$15,964
Municipal bonds	65,129	13	(23)	65,119
U.S. government agency bonds	11,999	12	—	12,011
Auction rate securities	1,950	—	(125)	1,825

Total	$95,042	$25	$(148)	$94,919

Amounts included in:
Cash equivalents	$27,213	$—	$(2)	$27,211
Short-term investments	65,879	25	(21)	65,883
Other assets	1,950	—	(125)	1,825

Total	$95,042	$25	$(148)	$94,919

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

As of December 31, 2009, our investment portfolio also included $2.4 million of interest bearing auction rate securities (“ARS”), of which $0.6 million was classified as trading securities and was excluded from the above table. Also excluded from the above table were ARS exchange rights (“ARS Put Option”) that provide us with the right, but not the obligation, to sell one of our ARS to UBS for par value during the period of June 30, 2010 to July 2, 2012. The ARS Put Option represents a financial instrument that is accounted for at fair value ($0.6 million as of December 31, 2009). As the Company expects to exercise the ARS Put Option on June 30, 2010, this financial instrument and the related ARS were classified as current assets as of December 31, 2009.

Due to the ARS market being inactive, we estimated the fair value of the ARS as of December 31, 2009 and 2008 using a discounted cash flow model. The inputs used in valuing the ARS reflect our own assumptions about the assumptions market participants would use in pricing the ARS, including assumptions about risk, developed based on the best information available in the circumstances. The following average assumptions were used to determine fair value of the ARS:

	December 31, 2009	December 31, 2008
Expected time to liquidity	2 to 4 years	2 to 4 years
Expected annual rate of return	1.1% to 1.7%	1.1% to 1.9%
Discount rate	4.9% to 19.3%	6.1% to 14.3%

We also determine the fair value of the ARS Put Option using a discounted cash flow model. To determine the fair value of the ARS Put Option, the total cash flows expected to result from exercising the ARS Put Option are discounted based on our estimates of the likelihood of default by UBS and the expected time remaining until exercise. We plan to exercise the ARS Put Option on June 30, 2010. In determining the fair value of the ARS Put Option, we used an expected term of six months and a 1.2% discount rate.

The following table presents the estimated change in the value of our investment portfolio, if interest rates were to change by the amounts indicated (in thousands):

	100 Basis Point Rate Increase	200 Basis Point Rate Increase	100 Basis Point Rate Decrease	200 Basis Point Rate Decrease
Total impact on our investment portfolio	$(232)	$(472)	$115	$116

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

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Advanced Analogic Technologies Incorporated

Santa Clara, California

We have audited the accompanying consolidated balance sheets of Advanced Analogic Technologies, Incorporated and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 19, 2010

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36,120	$52,094
Short-term investments	65,883	57,443

Total cash, cash equivalents and short-term investments	102,003	109,537
Accounts receivable, net of allowances	9,348	6,654
Inventories	7,234	9,016
Prepaid expenses and other current assets	4,291	2,100

Total current assets	122,876	127,307
PROPERTY AND EQUIPMENT—NET	4,607	5,050
OTHER ASSETS	3,110	4,060
DEFERRED INCOME TAXES	318	327
INTANGIBLES—NET	117	395
GOODWILL	16,116	16,116

TOTAL ASSETS	$147,144	$153,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,614	$4,601
Accrued liabilities	3,726	3,698
Income tax payable	114	127
Current portion of capital lease obligations	—	41

Total current liabilities	10,454	8,467
Long-term income tax payable	4,365	3,326
Other long term liabilities	275	228

Total liabilities	15,094	12,021

COMMITMENTS AND CONTINGENCIES (NOTES 7 and 12)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—100,000,000 shares authorized; 46,127,931 shares issued and 42,934,490 shares outstanding in 2009; 45,926,052 shares issued and 43,851,263 shares outstanding in 2008	46	46
Treasury stock, at cost; 3,193,441 and 2,074,789 shares as of December 31, 2009 and December 31, 2008, respectively	(8,649)	(5,262)
Additional paid-in capital	182,457	175,425
Accumulated other comprehensive loss	(212)	(56)
Accumulated deficit	(41,592)	(28,919)

Total stockholders’ equity	132,050	141,234

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$147,144	$153,255

See accompanying notes to consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amount)

	Year Ended December 31,
	2009	2008	2007
NET REVENUES	$86,512	$90,339	$109,610
Cost of revenues	44,686	46,805	50,969

GROSS PROFIT	41,826	43,534	58,641

OPERATING EXPENSES:
Research and development	27,468	30,579	31,103
Sales, general and administrative	24,132	25,446	26,057
Patent litigation	3,045	1,751	3,793

Total operating expenses	54,645	57,776	60,953

LOSS FROM OPERATIONS	(12,819)	(14,242)	(2,312)
INTEREST AND OTHER INCOME:
Interest and investment income	902	3,124	5,599
Other income (expense), net	13	(449)	(529)

Total interest and other income, net	915	2,675	5,070

INCOME (LOSS) BEFORE INCOME TAXES	(11,904)	(11,567)	2,758
PROVISION FOR INCOME TAXES	769	8,507	1,272

NET INCOME (LOSS)	$(12,673)	$(20,074)	$1,486

NET INCOME (LOSS) PER SHARE:
Basic	$(0.29)	$(0.44)	$0.03
Diluted	$(0.29)	$(0.44)	$0.03
WEIGHTED AVERAGE SHARES USED IN NET INCOME (LOSS) PER SHARE CALCULATION:
Basic	42,973	45,535	44,728
Diluted	42,973	45,535	47,007

See accompanying notes to consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock-based Compen- sation	Accumulated Other Compre- hensive loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2006	44,065	$44	—	$—	$160,236	$(2,935)	$(480)	$(10,874)	$145,991

Cumulative effect of adoption of FASB Accounting Standards Codification (“ASC”) 740 (FIN 48)								543	543

BALANCE—January 1, 2007	44,065	44	—	—	160,236	(2,935)	(480)	(10,331)	146,534
Net income								1,486	1,486
Foreign currency translation adjustments							272		272
Net unrealized gain on available-for-sale investments, net of taxes							100		100

Comprehensive income									1,858

Tax benefit from equity transactions					6				6
Exercise of common stock options	1,291	1			1,624				1,625
Stock-based compensation expense to employees					5,082				5,082
Vesting of restricted common stock					23				23
Reversal of deferred stock-based compensation due to employee terminations					(210)	210			—
Amortization of deferred stock-based compensation						1,667			1,667
Stock-based compensation to non-employees					603				603

BALANCE—December 31, 2007	45,356	$45	—	$—	$167,364	$(1,058)	$(108)	$(8,845)	$157,398

Net loss								(20,074)	(20,074)
Foreign currency translation adjustments							78		78
Net unrealized loss on available-for-sale investments, net of taxes							(26)		(26)

Comprehensive loss									(20,022)

Exercise of common stock options	570	1			1,282				1,283
Tax benefit from stock option exercises					9				9
Stock-based compensation expense to employees					6,774				6,774
Vesting of restricted common stock					12				12
Reversal of deferred stock-based compensation due to employee terminations					(27)	27			—
Amortization of deferred stock-based compensation						1,031			1,031
Stock-based compensation to non-employees					11				11
Common stock repurchases			(2,075)	(5,262)	—				(5,262)

BALANCE—December 31, 2008	45,926	$46	(2,075)	$(5,262)	$175,425	$—	$(56)	$(28,919)	$141,234

See accompanying notes to consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)—(Continued)

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock-based Compen- sation	Accumulated Other Compre- hensive loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Net loss								(12,673)	(12,673)
Foreign currency translation adjustments							52		52
Net unrealized loss on available-for-sale investments, net of taxes							(208)		(208)

Comprehensive loss									(12,829)

Exercise of common stock options	202				99				99
Stock-based compensation expense to employees					6,933				6,933
Common stock repurchases			(1,119)	(3,387)	—				(3,387)

BALANCE—December 31, 2009	46,128	$46	(3,194)	$(8,649)	$182,457	$—	$(212)	$(41,592)	$132,050

See accompanying notes to consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,673)	$(20,074)	$1,486
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,002	3,004	2,721
Stock-based compensation	6,928	7,821	7,340
Intangible asset impairment charge	—	755	—
Net unrealized (gain) loss on fair value securities	(65)	68	—
Cumulative effect of adoption of ASC 740 (FIN 48)	—	—	543
Loss on liquidation of a foreign branch office	—	—	266
Impairment loss on an investment in a privately-held company	—	508	200
Provision for doubtful accounts	34	5	(6)
Tax benefit from stock option exercises	—	9	6
Excess tax benefit from employee equity incentive plans	—	(504)	(6)
(Gain)/Loss on disposal of property and equipment	88	(6)	9
In-process research and development	—	255	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,728)	7,769	(3,385)
Inventories	1,786	3,193	(3,724)
Prepaid expenses and other current assets	(990)	207	(13)
Other assets	(30)	87	(95)
Deferred income taxes	(55)	7,181	(706)
Accounts payable	1,648	(3,252)	948
Accrued expenses and other long-term liabilities	73	(4,554)	1,782
Income taxes payable	1,026	993	1,208

Net cash (used in) provided by operating activities	(2,956)	3,465	8,574

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(983)	(2,351)	(3,269)
Proceeds from sales of property and equipment	—	14	—
Purchases of short-term investments	(87,507)	(66,850)	(90,231)
Collection of (investment in) short-term notes receivable (Note 2)	—	2,000	(2,000)
Purchases of long-term investments (Note 2)	(175)	(250)	(76)
Sale of long-term investment	50	—	—
Purchase of technology license	—	(200)	—
Proceeds from sales and maturities of short-term investments	78,900	66,838	79,479
Restricted cash escrow funds received	—	—	700
Acquisitions, net of cash acquired	—	(647)	1,075

Net cash used in investing activities	(9,715)	(1,446)	(14,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	99	1,283	1,625
Excess tax benefit from employee equity incentive plans	—	504	6
Common stock repurchases	(3,387)	(5,262)	—
Principal payments on capital lease obligations	(41)	(152)	(137)

Net cash (used in) provided by financing activities	(3,329)	(3,627)	1,494

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	26	(77)	(88)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,974)	(1,685)	(4,342)
CASH AND CASH EQUIVALENTS—Beginning of period	52,094	53,779	58,121

CASH AND CASH EQUIVALENTS—End of period	$36,120	$52,094	$53,779

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of restricted common stock	$—	$12	$23
Increases (decreases) in accounts payable and accrued liabilities related to property and equipment purchases	$353	$(234)	$136
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1	$13	$26
Cash paid for income taxes	$159	$311	$233

See accompanying notes to consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization—Advanced Analogic Technologies Incorporated and its wholly-owned subsidiaries (the “Company”) was incorporated on August 21, 1997 (inception) in California, reincorporated on April 11, 2005 in Delaware. The Company focuses on addressing the application-specific power management needs of consumer, communications and computing electronic devices, such as wireless handsets, notebook and tablet computers, smartphones, camera phones, digital cameras, personal media players, Bluetooth headphones and accessories, digital TVs, set top boxes and displays. The Company focuses its design and marketing efforts on the application-specific power management needs of consumer communications and computing applications in these rapidly-evolving devices. Through the Company’s “Total Power Management” approach, the Company offers a broad range of products that support multiple applications, features and services across a diverse set of consumer electronic devices. The Company sells its products through its direct sales and applications support organization to original equipment manufacturers, original design manufacturers and contract electronics manufacturers primarily located in Asia, as well as through arrangements with distributors that fulfill third-party orders for our products. The Company is headquartered in Santa Clara, California, has development centers in Santa Clara, Shanghai, Hong Kong and Taiwan, and has Asia-based operations and logistics.

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

Concentration of Credit Risk—Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term and long-term investments and receivables. As specified in the Company’s investment policy, the Company invests only in high-quality credit instruments with original or remaining maturities of one year or less and limits the amount invested with any one issuer. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company’s top three customers accounted for a total of 78 percent and 68 percent of net accounts receivable at December 31, 2009 and December 31, 2008, respectively.

Cash Equivalents, Short-Term Investments and Long-Term Investments—The Company accounts for its investment portfolio at fair value. In determining fair value, the Company uses a fair value hierarchy established by GAAP. Cash equivalents are highly liquid investments purchased with original or remaining maturities of 90 days or less at the time of purchase. Investments with original or remaining maturities of over 90 days at the time of purchase are generally classified as short-term investments and consist primarily of high grade debt securities. Available-for-sale investments are carried at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a separate component of stockholders’ equity. As of December 31, 2009, the Company had two available-for-sale investments in auction-rate securities (“ARS”) that were classified within other long-term assets on the Company’s consolidated balance sheet.

As of December 31, 2009 and 2008, the Company had one investment that was accounted for as trading security. Trading securities are carried at fair value with unrealized gains and losses recognized in earnings. The investment accounted for as trading security, which the Company plans to sell in the near term, is an investment in auction-rate securities (“ARS”) and was classified within prepaid and other current assets on the Company’s

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

consolidated balance sheet as of December 31, 2009. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in “interest and investment income” in the consolidated statements of operations. On November 12, 2008, the Company entered into an agreement that provides the Company with the right, but not the obligation, to sell one of its ARS to UBS AG (“UBS”) for par value during the period of June 30, 2010 to July 2, 2012. The ARS Put Option will provide the Company with the opportunity to recover the estimated unrealized loss on one of its ARS investments. The Company recorded the fair value of the ARS Put Option upon receipt and included it in prepaid and other current assets on its December 31, 2009 consolidated balance sheet. The Company elected fair value accounting for the ARS Put Option. Unrealized gains and losses related to the ARS Put Option are recognized in earnings. See Note 2— Investments for additional details regarding the Company’s investments.

Inventory—Inventory is stated at the lower of the actual cost (first-in, first-out method) of the inventory or its current market value. Inventory consists of work in process (principally processed wafers and products at third party assembly and test subcontractors) and finished goods. The Company generally writes down finished goods inventory that is over 12 months old, due to the cyclicality of the market in which the Company operates, inventory levels, obsolescence of technology and product life cycles. Starting from the fourth quarter of 2007, the Company writes down inventory in excess of nine months forecasted product demand to its net realizable value. Previously, the Company generally wrote down to net realizable value inventory in excess of six months forecasted product demand. This change resulted in approximately $0.2 million favorable impact on the Company’s gross profit for 2007. During 2009, 2008 and 2007, the Company recorded inventory write-downs of $3.6 million, $4.3 million and $4.2 million, respectively, due to excess and obsolete inventory.

Property and Equipment—Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over estimated useful lives for office and test equipment of three to five years, computers and software of two to three years, and leasehold improvements over the shorter of the lease term or the estimated useful life of the improvement. Depreciation and amortization expense was $1.7 million, $1.8 million and $1.6 million for years 2009, 2008 and 2007, respectively.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization. The Company evaluates goodwill for impairment, at a minimum, on an annual basis as of September 30th and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.

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

The goodwill impairment testing is a two-step process and is performed at the reporting unit level. Because the Company has one reporting unit, it assesses goodwill for impairment at the entity level. The first step (“Step 1”) is performed by comparing the reporting unit’s carrying amount, including goodwill, to the fair value

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

of the reporting unit. The fair value of the reporting unit is estimated using a combination of: (1) the Transaction Approach, (2) the Income Approach, and (3) the Market Approach. Using the Transaction Approach, the Company estimates the fair value of the reporting unit by adding to its market capitalization a control premium. The estimated control premium is based on observable transactions involving control premiums paid in recent acquisitions of comparable companies. Using the Income Approach, the Company uses the long-term financial outlook of its operations and makes certain assumptions, including a discount rate and a long-term growth rate, to determine the fair value of the reporting unit based on future cash flows that it expects to generate. Under the Market Approach, the Company identifies comparable companies’ data and makes certain assumptions including revenue multiples, to determine the fair value based on how the market values comparable companies. The Company places the highest weighting on the fair value derived by the Transaction Approach, as it considers quoted prices in active markets as the best evidence of fair value. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step (“Step 2”) is performed to measure the amount of impairment loss, if any. Step 2 is performed by calculating the implied fair value of goodwill and comparing the implied fair value to the carrying amount of goodwill. If the implied fair value of goodwill is lower than its carrying amount, an impairment loss is recognized equal to the difference.

The Company performed its annual goodwill impairment analysis as of September 30, 2009 and determined that goodwill was not impaired.

The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008, (in thousands):

Balance at December 31, 2007 (1)	$15,717
Increase due to Elite acquisition (2)	399

Balance at December 31, 2008	16,116
Goodwill increase/(decrease)	—

Balance at December 31, 2009	$16,116

(1)	– December 31, 2007 balance represents goodwill recorded in connection with the Company’s acquisition of Analog Power Semiconductor Corporation in October 2006.

(2)

– In June 2008, the Company acquired Elite Micro Devices, Inc. (“Elite”), a privately held, Shanghai, China-based audio company for approximately $1.0 million in cash. The Company recorded non-tax deductible goodwill of $0.4 million associated with this acquisition that was accounted for as a business combination under generally accepted accounting principles. The Company also wrote off $0.3 million of in-process research and development and did not record any intangible assets as a result of the Elite acquisition.

Long-Lived Assets (Excluding Goodwill)—The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the asset’s carrying value. If the sum is less, the Company recognizes an impairment loss based on the excess of the carrying amount of the asset over its respective fair value. The fair value is estimated using discounted cash flows, appraisals, or other methods. The fair value of the asset then becomes the asset’s new carrying value, which the Company depreciates over the remaining estimated useful life of the asset.

As of December 31, 2008, the Company determined that its intangible assets were impaired due to a decrease in forecasted revenues associated with its acquired intangible assets. The Company estimated the fair

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

value of these assets using a discounted cash flow model and determined the carrying amount of these acquired intangible assets exceeded their fair value by $0.8 million. Accordingly, the Company recorded a $0.8 million impairment charge during the quarter ended December 31, 2008. The impairment charge was recognized in the consolidated statements of operations for the year ended December 31, 2008 as a $0.6 million increase to cost of revenues and a $0.2 million increase to sales, general, and administrative expense. During the years ended December 31, 2009 and 2007, the Company determined that no impairment indicators existed.

The following table summarizes the Company’s intangible assets as of December 31, 2009 and December 31, 2008, respectively:

	Intangible Assets, Gross		Accumulated Amortization(1)		Intangible Assets, Net
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
	(in thousands)
Core technology	$2,900	$2,900	$(2,900)	$(2,724)	$—	$176
Customer relationships	580	580	(580)	(544)	—	36
Technology license	200	200	(83)	(17)	117	183

Total	$3,680	$3,680	$(3,563)	$(3,285)	$117	$395

(1)	Accumulated amortization includes a $0.8 million intangible asset impairment charge recorded during the year ended December 31, 2008. See above for further details.

The Company amortizes intangible assets on a straight-line basis over their estimated useful lives. Amortization expense of intangible assets was $0.3 million, $1.2 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Future amortization for these intangible assets is expected to be $0.1 million in 2010 and less than $0.1 million in 2011.

Revenue Recognition—In accordance with GAAP, we recognize revenues once all of the following four basic revenue recognition criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Criteria (1) and (2) are met upon receipt of purchase orders or signing of contracts and upon transfer of title which generally occurs at the time of shipment. Determination of criteria (3) and (4) is based on management’s judgment regarding the determinability of the fees charged for products delivered and the collectibility of those fees. If changes in conditions cause management to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could decline.

A large portion of the Company’s sales is made through distribution arrangements with third parties. These arrangements include stock rotation rights that generally permit the return of up to 5% of the previous three months’ net purchases. The Company generally accepts these returns quarterly. The Company records estimated returns at the time of shipment. The Company’s normal payment terms with its distributors are 30 days from invoice date. Certain of the Company’s distributor arrangements include the possibility of sales price rebates on specified products. At the time of shipment, the Company recognizes revenue, estimates the total sales price rebate and reserves for those pricing rebates. The Company has also deferred revenue of $0.1 million and $0.1 million as of December 31, 2009 and 2008, respectively, related to three of its distributors for which the Company is unable to reasonably estimate returns, and recognizes revenues from these distributors upon their subsequent resale to their customers.

The Company makes estimates of potential future returns and sales allowances related to current period product revenue. The Company analyzes historical return rates and changes in customer demand when evaluating

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

the adequacy of returns and sales allowances. Although the Company believes it has a reasonable basis for its estimates, such estimates may differ from actual returns and sales allowances. These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable.

Bad Debt Allowances—The Company records accounts receivable at the invoiced amount. The Company monitors the collectibility of accounts receivable primarily through review of the accounts receivable aging. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, the Company assesses the impact on amounts recorded for bad debts and, if necessary, will record a charge in the period such determination is made. In addition, the Company reserves a percentage of its accounts receivable to various customers that are significantly aged based on its historical collection experience. The Company did not write-off any accounts receivable in 2009 and 2008. The Company wrote-off less than $0.1 million of accounts receivable in 2007.

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

	Year ended December 31,
	2009	2008	2007
	(in thousands)
Balance, at beginning of period	$81	$101	$204
Accruals for sales in the period	202	123	218
Costs incurred	(178)	(143)	(321)

Balance, at end of period	$105	$81	$101

Restructuring Costs—During the year ended December 31, 2008, a restructuring plan was approved for the purpose of reducing future operating expenses by eliminating approximately 12 percent of the Company’s global workforce. In addition to the reduction in force, the Company closed its offices in Stockholm, Sweden and Paris, France. The Company recorded a restructuring charge of $0.5 million during the year ended December 31, 2008 which consisted of $0.5 million of severance costs related to the reduction in force and less than $0.1 million for office closure and related costs. As of December 31, 2009 and 2008, the Company’s restructuring liability was $0 and $0.3 million, respectively.

Advertising Costs—Advertising costs such as trade shows, promotions, public relations, and publications are expensed as incurred and are included in sales, general and administrative expenses. Advertising costs were $0.6 million, $0.7 million and $0.8 million for 2009, 2008 and 2007, respectively.

Research and Development—Research and development costs are expensed as incurred and included in operating expenses.

Income Taxes—In accordance with GAAP, the Company determines its deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of its assets and liabilities using tax rates in effect for the year in which it expects the differences to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because the Company assumes that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the consolidated balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, which gives rise to a deferred tax asset or liability.

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

The Company concludes that a valuation allowance is required when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. The Company utilizes a rolling three years of actual results as its primary measure of its cumulative losses in recent years. As of December 31, 2009 and 2008, the Company concluded that a full valuation allowance against its United States deferred tax assets was required. See Note 6—Income Taxes.

The Company estimates the provision for income taxes based on income before income taxes for each tax jurisdiction in which the Company has established operations. The Company does not provide incremental U.S. income taxes on un-remitted foreign earnings taxed at rates less than the U.S. tax rates as such earnings are considered permanently invested.

The Company recognizes the tax benefit from uncertain tax positions on the income tax return based on a two-step process. The first step is to determine if it is more likely than not that a tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The second step is to estimate and measure the tax benefit to be recognized in the financial statements based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Stock-Based Compensation—Stock-based compensation expense is measured at the grant date based on the fair value of the award. The fair value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The expense recognized for the portion of the award that is expected to vest has been reduced by an estimated forfeiture rate. The forfeiture rate is determined at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The grant date fair value of the Company’s stock options is calculated using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the use of highly subjective assumptions which determine the fair value of stock options, including the price volatility of the underlying stock and the stock option’s expected term. For purposes of estimating volatility, the Company uses a combination of the historical and market-based implied volatility of its stock price and an industry peer group. The estimated expected term of the Company’s stock options represents the weighted-average

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

period that the stock options are expected to remain outstanding. The Company derives the expected term assumption based on the weighted average vesting period of its stock options combined with the average post-vesting holding period of an industry peer group. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the Company’s stock options. The dividend yield is based on the Company’s history and expectation of dividend payouts. The Company has never declared or paid any cash dividends on common stock, and does not anticipate paying cash dividends in the foreseeable future.

Stock-based compensation expense for the years ended December 31, 2008 and 2007 included expense related to options granted prior to April 4, 2005 (the date of the Company’s initial filing of a registration statement for its eventual initial public offering). These options granted prior to April 4, 2005 were valued using the intrinsic value method and as of December 31, 2008, the Company had fully amortized the deferred stock based compensation related to these options. For further information regarding the Company’s valuation of share-based payment awards and stock-based compensation expense, see Note 5—Stock-based compensation.

Foreign Currency—The functional currencies of the Company’s foreign subsidiaries are their local currency, with the exception of the Company’s Macau, Cayman and Hong Kong entities, which are U.S. dollars. Accordingly, gains and losses from translation of the financial statements of foreign subsidiaries with a local functional currency are reported as a separate component of accumulated other comprehensive loss. Foreign currency transaction gains (losses) were $(0.1) million, $0.1 million and $(0.3) million for 2009, 2008 and 2007, respectively. Foreign currency transaction losses in 2007 included a write-off of $0.3 million cumulative translation adjustment loss as a result of the liquidation of the Company’s Sweden branch office in the first quarter of 2007.

Comprehensive Income (Loss)—The Company reports, by major components and as a single total, the change in its stockholders’ equity during the period from non-owner sources. The unrealized gains and losses on available-for-sale investments and foreign currency translation adjustments are comprehensive income items applicable to the Company. Statements of comprehensive income (loss) have been included within the consolidated statements of stockholders’ equity.

Net Income (Loss) Per Share—The Company calculates net income (loss) per share by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to repurchase. To determine diluted net income (loss) per common share, the effect of potentially dilutive securities, which consist of common stock options, warrants and common stock subject to repurchase, is calculated under the treasury stock method. The effect of potentially dilutive securities is excluded from the computation of diluted net income (loss) per share when their effect is anti-dilutive. A reconciliation of shares used in the calculation of basic and diluted net income (loss) per share is as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Weighted average common shares outstanding	42,973	45,553	44,795
Weighted average shares subject to repurchase	—	(18)	(67)

Shares used to calculate basic net income (loss) per share	42,973	45,535	44,728

Effect of dilutive securities:
Common and preferred stock warrants	—	—	8
Common stock options	—	—	2,204
Weighted average shares subject to repurchase	—	—	67

Dilutive potential common stock	—	—	2,279

Weighted average common shares outstanding, assuming dilution	42,973	45,535	47,007

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Outstanding stock options of approximately 8.3 million, 8.1 million and 2.9 million shares were excluded from the computation of dilutive potential common stock for the years ended December 31, 2009, 2008 and 2007 respectively, as they are considered anti-dilutive.

Subsequent Events—The Company evaluated subsequent events through the date its financial statements were available for issuance. The Company determined that the financial statements were available for issuance on February 19, 2010, the date that the Company completed its review of the consolidated financial statements for the year ended December 31, 2009.

Recently Issued Accounting Standards—In June 2009, the Company adopted the new FASB authoritative guidance for determining fair value when the volume or level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. This new guidance provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. The Company’s adoption of this new guidance did not have a material impact on its consolidated financial statements.

In June 2009, the Company adopted the new FASB authoritative guidance for the recognition and presentation of other-than-temporary impairments. This new guidance amends the prior other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt securities in the financial statements. The Company’s adoption of this new guidance did not have a material impact on its consolidated financial statements.

In June 2009, the Company adopted the new FASB authoritative guidance for interim disclosures about the fair value of financial instruments. This new guidance requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company’s adoption of this new guidance did not impact its consolidated results of operations or financial position.

In June 2009, the Company adopted the new FASB authoritative guidance for subsequent events. This new guidance is intended to establish general standards for the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This new guidance became effective for interim or annual financial periods ending after June 15, 2009. The Company’s adoption of this new guidance did not impact its consolidated results of operations or financial position.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”), the authoritative guidance for GAAP. The Codification is now the single official source of authoritative GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, and related literature. The Codification does not change GAAP. The Company adopted the Codification during the quarter ended September 30, 2009. The adoption of the Codification did not have any substantive impact on the Company’s consolidated financial statements or related footnotes.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Accounting Standards Codification Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009. Early application is not permitted. The Company does not expect ASU 2009-17 to have a material effect on its consolidated results of operations or its financial position upon adoption.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) to require various additional disclosures regarding fair value measurements and also clarify certain existing disclosure requirements. Under ASU 2010-06, the Company will be required to: (1) disclose separately the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, (2) disclose activity in Level 3 fair value measurements including transfers into and out of Level 3 and the reasons for such transfers, and (3) present separately in its reconciliation of recurring Level 3 measurements information about purchases, sales, issuances and settlements on a gross basis. ASU 2010-06 does not change any accounting requirements, but is expected to have a significant effect on the disclosures of entities that measure assets and liabilities at fair value. The amendments prescribed by ASU 2010-06 will be effective for the Company’s fiscal quarter ending March 31, 2010, except for the requirements described in item (3) above, which will be effective for the Company’s fiscal year beginning January 1, 2011. The Company currently does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

2. INVESTMENTS

The following tables, which exclude cash, are a summary of cash equivalents, short-term and long-term investments classified as available-for-sale securities as of December 31, 2009 and 2008:

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Money market funds	$15,964	$—	$—	$15,964
Municipal bonds	65,129	13	(23)	65,119
U.S. government agency bonds	11,999	12	—	12,011
Auction rate securities	1,950	—	(125)	1,825

Total	$95,042	$25	$(148)	$94,919

Amounts included in:

Cash equivalents	$27,213	$—	$(2)	$27,211
Short-term investments	65,879	25	(21)	65,883
Other assets	1,950	—	(125)	1,825

Total	$95,042	$25	$(148)	$94,919

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Money market funds	$36,489	$—	$—	$36,489
Municipal bonds	26,598	72	(2)	26,668
U.S. government agency bonds	23,091	188	—	23,279
Corporate debt securities	5,492	24	—	5,516
U.S. Treasury Bills	2,996	4	—	3,000
Auction rate securities	2,000	—	(167)	1,833

Total	$96,666	$288	$(169)	$96,785

Amounts included in:

Cash equivalents	$37,509	$—	$—	$37,509
Short-term investments	57,157	288	(2)	57,443
Other assets	2,000	—	(167)	1,833

Total	$96,666	$288	$(169)	$96,785

The maturities of the Company’s cash equivalents, short-term and long-term investments classified as available-for-sale are as follows:

	December 31, 2009	December 31, 2008
	(in thousands)
Due in one year or less	$93,094	$90,833
Due after one year through five years	—	4,119
Due after 10 years	1,825	1,833

Total	$94,919	$96,785

Fair value measurements

The Company’s financial assets are measured at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Under generally accepted accounting principles, based on the observability of the inputs used in the valuation techniques, the Company is required to provide information according to a fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The following tables, which exclude cash, present the fair value hierarchy of the Company’s financial assets measured at fair value as of December 31, 2009 and 2008:

			Fair Value Measurements as of December 31, 2009 Using:
	Carrying Amount	Total fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$15,964	$15,964	$15,964	$—	$—
Municipal bonds	65,119	65,119	—	65,119	—
U.S. government agency bonds	12,011	12,011	—	12,011	—
Auction rate securities	1,825	1,825	—	—	1,825

Total Available-for-sale securities	$94,919	$94,919	$15,964	$77,130	$1,825

Other investments:
Auction rate securities classified as trading securities	$593	$593	$—	$—	$593
ARS put option	604	604	—	—	604

Total Other investments	$1,197	$1,197	$—	$—	$1,197

Amounts included in:
Cash and cash equivalents	$27,211
Short-term investments	65,883
Prepaid expenses and other current assets	1,197
Other assets	1,825

Total	$96,116

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

			Fair Value Measurements as of December 31, 2008 Using:
	Carrying Amount	Total fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Available-for-sale securities:
Money market funds	$36,489	$36,489	$36,489	$—	$—
Municipal bonds	26,668	26,668	26,668	—	—
U.S. government agency bonds	23,279	23,279	23,279	—	—
Corporate Debt Securities	5,516	5,516	—	5,516	—
U.S. Treasury bills	3,000	3,000	3,000	—	—
Auction rate securities	1,833	1,833	—	—	1,833

Total Available-for-sale securities	$96,785	$96,785	$89,436	$5,516	$1,833

Other investments:
Auction rate securities classified as trading securities	$720	$720	$—	$—	$720
ARS put option	412	412	—	—	412

Total Other investments	$1,132	$1,132	$—	$—	$1,132

Amounts included in:
Cash and cash equivalents	37,509
Short-term investments	57,443
Other assets	2,965

Total	$97,917

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The following tables provide a reconciliation of the beginning and ending balances for the assets as of December 31, 2009 and 2008 that were measured at fair value using unobservable inputs (Level 3):

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Auction Rate Securities	ARS Put Option

Beginning balances as of December 31, 2008	$2,553	$412
Unrealized gains included in accumulated other comprehensive loss	42	—
Unrealized gains (losses) recognized in earnings	(127)	192
Purchases, sales, issuances and settlements, net	(50)	—
Change in fair value	—	—

Ending balances as of December 31, 2009	$2,418	$604

The amount of total unrealized gains for the period included in accumulated other comprehensive loss attributable to assets still held at the reporting date	$42	$—

The amount of total unrealized gains (losses) for the period recognized in earnings attributable to assets still held at the reporting date	$(127)	$192

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Auction Rate Securities	ARS Put Option

Beginning balances as of January 1, 2008	$—	$—
Transfers in and/or out of Level 3	3,200	—
Unrealized losses included in accumulated other comprehensive loss	(167)	—
Unrealized losses recognized in earnings	(480)	—
Purchases, sales, issuances and settlements, net	—	412

Ending balances as of December 31, 2008	$2,553	$412

The amount of total unrealized losses for the period included in accumulated other comprehensive loss attributable assets still held at the reporting date	$(167)	$—

The amount of total unrealized losses for the period recognized in earnings attributable to assets still held at the reporting date	$(480)	$—

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Level 3 Financial Assets

Auction-rate securities

The Company’s investment portfolio included interest bearing ARS with a fair value of $2.4 million and $2.6 million as of December 31, 2009 and 2008, respectively. The Company’s ARS are interest-bearing investments in debt obligations collateralized by Federal Family Education Program student loans. At the time of acquisition, these ARS were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The monthly auctions historically provided a liquid market for these securities. However, due to uncertainties in the credit markets, auctions for the Company’s ARS have failed to settle on their respective settlement dates since 2008. Further, the secondary market for ARS is inactive and there have been few issuer repurchases. The Company does not currently consider these investments to be liquid and will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process.

During the quarter-ended December 31, 2008, the Company made an election to transfer one of its ARS (with a face value of $1.2 million) from available-for-sale to trading securities. As a result of the reclassification, the $0.5 million of unrealized loss was recognized in earnings within interest and other expense on the consolidated statement of operations for the year ended December 31, 2008. The election was made upon the Company entering into a settlement agreement with UBS (“the Agreement”). Under the Agreement, the Company was granted ARS exchange rights (“ARS Put Option”) that provide the Company with the right, but not the obligation, to sell this ARS to UBS for par value during the period of June 30, 2010 to July 2, 2012. The Company expects to exercise the ARS Put Option on June 30, 2010 and expects that the resulting sale of this ARS to UBS will be completed during the quarter ending September 30, 2010. As such, as of December 31, 2009, the ARS Put Option and the related ARS are classified within prepaid and other current assets on the consolidated balance sheet. The Company’s other ARS are classified within other long-term assets on the consolidated balance sheet because the Company estimates that it will take longer than one year for a successful auction or issuer repurchase to occur.

Due to the ARS market being inactive, the Company estimated the fair value of the ARS as of December 31, 2009 and 2008 using a discounted cash flow model. The following average assumptions were used to determine fair value of the ARS:

	December 31, 2009	December 31, 2008
Expected time to liquidity	2 to 4 years	2 to 4 years
Expected annual rate of return	1.1% to 1.7%	1.1% to 1.9%
Discount rate	4.9% to 19.3%	6.1% to 14.3%

ARS Put Option

The Company’s investment portfolio included an ARS Put Option that is accounted for at fair value. On November 12, 2008, the date on which the Company entered into the Agreement, the Company elected to measure the ARS Put Option at fair value. By electing to measure the ARS Put Option at fair value, subsequent changes in the fair value of the ARS Put Option will be offset with changes in the fair value of the related ARS in the Company’s consolidated statements of operations.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The Company determines the fair value of the ARS Put Option using a discounted cash flow model. To determine the fair value of the ARS Put Option, the total cash flows expected to result from exercising the ARS Put Option are discounted based on the Company’s estimates of the likelihood of default by UBS and the expected time remaining until exercise. The Company plans to exercise the ARS Put Option on June 30, 2010. In determining the fair value of the ARS Put Option, the Company used an expected term of six months and a 1.2% discount rate.

Investment in a privately-held company

The Company’s investment portfolio included an investment in a privately-held company which develops analog memory products. The investment consists of preferred stock and represents less than a 20% ownership interest. The investment previously included interest-bearing bridge loans which were converted to additional shares of preferred stock during the three months ended March 31, 2009. The Company accounts for this investment using the cost method. The investment in a privately-held company is included in other long-term assets on the consolidated balance sheets.

To determine if impairment exists, the Company monitors the privately-held company’s revenue and earnings trends, relative to pre-defined milestones and overall business prospects; their general market conditions in the industry or geographic area, including adverse regulatory or economic changes; factors related to their ability to remain in business, such as their liquidity and the rate at which they are using cash; and their receipt of additional funding. The Company reviews this investment for impairment indicators on a quarterly basis.

During the fourth quarter of 2007, the Company identified certain events or changes in circumstances that had a significant adverse effect on the fair value of this investment and determined the impairment of this investment was other than temporary. As a result, the Company recorded a $200,000 impairment loss on this investment. During the fourth quarter of 2008, the Company identified impairment indicators that resulted in an additional $508,000 other-than-temporary impairment loss being recorded during the fourth quarter of 2008. The impairment losses were included in interest and other expense on the consolidated statements of operations for the years ended December 31, 2008 and 2007. The Company evaluated its investment in a privately-held company for impairment on a quarterly basis during the year ended December 31, 2009. As a result of its impairment analyses, the Company did not record impairment charges during the year ended December 31, 2009.

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

3. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

	December 31,
	2009	2008
	(in thousands)
Inventories

Work in process	$3,209	$5,034
Finished goods	4,025	3,982

Total inventories	$7,234	$9,016

Property and equipment, net

Computers and software	$5,458	$5,426
Office and test equipment	7,439	6,513
Leasehold improvements	1,441	1,448

	14,338	13,387
Accumulated depreciation and amortization	(9,731)	(8,337)

Total property and equipment, net	$4,607	$5,050

Accrued liabilities

Accrued payroll and benefits	$1,645	$1,269
Deferred revenue	110	97
Accrued legal and accounting services	458	746
Warranty reserve	105	81
Restructuring reserve	—	280
Accrued payables and other	1,408	1,225

Total accrued liabilities	$3,726	$3,698

4. STOCKHOLDERS’ EQUITY

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

For the year ended December 31, 2009, the Company repurchased 1.1 million shares of its common stock for a total cost of $3.4 million. During 2008, the Company repurchased a total of 2.1 million shares of its common stock for a total cost of $5.3 million. Shares repurchased are accounted for as treasury stock and the total cost of shares repurchased is recorded as a reduction to stockholders’ equity.

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

Years Ended December 31, 2009, 2008 and 2007

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

5. STOCK-BASED COMPENSATION

Stock Option Plans—The Company’s board of directors and stockholders approved the Company’s 2005 Equity Incentive Plan (the “2005 Plan”) in May 2005. The 2005 Plan replaced the Company’s 1998 Stock Plan (the “1998 Plan”) and became effective upon the completion of the Company’s initial public offering in August 2005. The 2005 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to its employees and its parent and subsidiary corporations’ employees, and for the grant of Nonstatutory stock options, restricted stock, stock appreciation rights, performance units and performance shares to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. Options generally vest over four years and expire in 10 years. As of December 31, 2009, 2.2 million shares were available for future grant under the 2005 Plan.

As of December 31, 2009, there were 9.5 million stock options outstanding, of which 1.5 million options were granted under the 1998 Plan. As a result of the approval of the 2005 Plan, no further grants can be made under the 1998 Plan and any 1998 Plan options that are forfeited or canceled are returned to the pool of shares available for future grant under the 2005 Plan. Upon exercise, the Company issues new shares of common stock.

A summary of stock option activity for the year ended December 31, 2009 and information regarding stock options outstanding, exercisable, and vested or expected to vest is as follows:

Options	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(in thousands, except years and per share data)
Outstanding at January 1, 2009	8,649	$5.04
Granted	1,868	$3.84
Exercised	(202)	$0.49
Forfeited or expired	(859)	$5.37

Outstanding at December 31, 2009	9,456	$4.87	7.30	$7,294

Vested or expected to vest at December 31, 2009	8,878	$4.91	7.21	$7,003

Exercisable at December 31, 2009	4,775	$5.42	6.03	$4,897

The aggregate intrinsic value represents the difference between the Company’s closing stock price on December 31, 2009 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Stock option valuation and stock-based compensation expense—The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of an award. The Company used the following weighted average assumptions to calculate the fair values of options granted during the years presented:

	Year Ended December 31,
	2009	2008	2007
Volatility	58%	50%	51%
Expected option term (in years)	3.90	4.02	4.28
Risk free interest rate	1.66%	2.37%	4.45%
Expected annual dividend yield	0%	0%	0%

The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations “or “expirations” and represents only the unvested portion of the surrendered option. The Company re-evaluates forfeiture rates annually and adjusts the rates as necessary.

On January 17, 2007, the Company accepted for exchange from eligible employees (excluding directors and Section 16 officers), options to purchase an aggregate of approximately 1.3 million shares of the Company’s common stock, pursuant to a stock option exchange program (the “2007 Exchange Offer”) under Section 16 of the Securities Exchange Act of 1934, giving them the right to tender outstanding stock options that were granted between August 4, 2005 and September 1, 2006. The eligible options were cancelled as of January 17, 2007. The Company granted new options to purchase an equal number of shares of its common stock with an exercise price at fair market value of $5.80 per share in exchange for the options cancelled in connection with the offer. These new options vest at the rate of 25 percent after one year starting on January 17, 2007 and 6.25 percent every three months thereafter. The Company calculated incremental compensation costs of $1.5 million related to the 2007 Exchange Offer, which together with the unamortized costs related to the cancelled options, will be amortized over the vesting period of the new options.

On October 9, 2008, the Company accepted for exchange from eligible employees (excluding directors, consultants and all executives) options to purchase an aggregate of 1.8 million shares of the Company’s common stock, pursuant to a stock option exchange program (the “2008 Exchange Offer”), giving them the right to tender outstanding stock options that were granted between February 1, 2007 and July 1, 2008. The eligible options were cancelled as of October 9, 2008. The Company granted new options to purchase an equal number of shares of its common stock with an exercise price equal to the fair market value of the Company’s common stock on October 9, 2008, which was $3.08 per share, in exchange for the options cancelled in connection with the offer. These new options vest over four years at a rate of 25 percent after one year, starting on October 9, 2008, and 6.25 percent every three months thereafter. The Company calculated $1.5 million of incremental compensation cost related to the 2008 Exchange Offer. The incremental compensation cost combined with the unamortized cost related to the cancelled options will be amortized over the four year vesting period of the new options.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The following table summarizes stock-based compensation expense included in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)

Statement of operations classifications
Cost of revenues	$309	$428	$317
Research and development	3,163	3,533	2,878
Sales, general and administrative	3,456	3,860	4,145

Total stock-based compensation expense	$6,928	$7,821	$7,340

The related tax effect for stock-based compensation expense was approximately zero for 2009 and 2008, as the Company has a full valuation allowance against its US deferred tax assets for 2009 and 2008. The related tax effect for stock-based compensation expense was approximately $1.6 million for 2007. The related tax effect was determined using the applicable tax rates in jurisdictions to which this expense relates.

The weighted average grant date fair value of options granted during the years 2009, 2008 and 2007 as determined using the Black Scholes pricing model was $1.72, $2.83 and $8.20, respectively.

The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) during 2009, 2008 and 2007 was $0.6 million, $2.3 million and $9.2 million, respectively. The total fair value of options vested during 2009, 2008 and 2007 was $6.7 million, $5.5 million and $4.5 million, respectively.

As of December 31, 2009, there was $10.7 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Deferred Stock Compensation—The Company accounted for its stock-based awards granted to employees prior to April 4, 2005 (the date of the Company’s initial filing of a registration statement for its eventual initial public offering) using the intrinsic value method. For these options, the Company recorded deferred stock-based compensation equal to the intrinsic value, which represented the difference between the exercise price and deemed fair value of the Company’s common stock on the date of grant. The compensation was amortized to expense over the vesting period of the options, generally four years, using the straight-line method and was fully amortized as of December 31, 2008. Amortization of such deferred stock-based compensation, net of forfeitures, was zero, $1.0 million and $1.7 million 2009, 2008 and 2007, respectively.

The Company recorded stock-based compensation expense of approximately $549,000 in 2007 due to acceleration of certain unvested portions of the stock options granted to one of its former employees, as compensation for providing consulting services under a transition agreement.

During 2008 and 2007, the Company issued nonstatutory stock options to non-employees. These options were issued for services provided by the non-employees and were immediately vested at the grant date. Accordingly, in 2008 and 2007, the Company recorded $11,000 and $42,000, respectively, of expense associated with stock options granted to non-employees.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

6. INCOME TAXES

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Current:
Federal	$406	$1,263	$1,094
State	20	43	(26)
Foreign	335	331	717

Total current tax	761	1,637	1,785

Deferred:
Federal	—	4,560	(81)
State	—	2,305	(395)
Foreign	8	5	(37)

Total deferred	8	6,870	(513)

Provision for income taxes	$769	$8,507	$1,272

The foreign and domestic components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
United States	$(11,080)	$(3,117)	$(2,271)
Foreign	(824)	(8,450)	5,029

Income (loss) before income taxes	$(11,904)	$(11,567)	$2,758

The Company had no cumulative foreign earnings as of December 31, 2009. Any foreign earnings generated would be considered to be permanently reinvested in the Company’s foreign operations. If any earnings were remitted to the U.S., they would be subject to domestic and/or foreign taxes.

The effective tax rate differs from the applicable U.S. statutory federal income tax rate for the years ended December 31 as follows:

	Year Ended December 31,
	2009	2008	2007
U.S. statutory federal tax rate	(34.0)%	(34.0)%	34.0%
State taxes, net of federal benefit	(1.6)	(1.6)	(15.1)
Foreign income at higher (lower) rates	27.7	35.2	4.0
Research and development credits	(3.3)	(11.5)	(26.0)
Deferred stock-based compensation	11.0	8.9	44.2
Change in Valuation Allowance	6.1	78.3	—
Other	0.6	(1.7)	5.0

Effective tax rate	6.5%	73.6%	46.1%

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The components of deferred income taxes are as follows:

	December 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$409	$317
Research and business tax credits	5,233	5,268
Stock-based compensation	3,812	2,740
Accruals and reserves not currently deductible	814	1,005
Other	150	79

	10,418	9,409
Valuation allowance	(10,109)	(9,082)

Total	$309	$327

The Company assesses whether valuation allowances should be established against its deferred tax assets based on the consideration of all available evidence, both positive and negative, using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.

As of December 31, 2009 and 2008, the Company’s operating results reflected a cumulative three-year loss. In assessing the realizability of its US deferred tax assets, the Company’s cumulative three-year loss is considered significant negative evidence which is objective and verifiable. Additional negative evidence included the uncertainty regarding the magnitude and length of the current economic recession and the highly competitive nature of the business. Positive evidence considered by the Company in its assessment included lengthy operating loss carryforward periods, a lack of unused expired operating loss carryforwards, and estimates of future taxable income.

As of December 31, 2009, after considering both the positive and negative evidence, the Company cannot conclude that it is more likely than not that its US deferred tax assets will be realized. Therefore, the Company will continue to report a full valuation allowance against its US deferred tax assets with any corresponding change to the valuation allowance to the provision for income taxes.

As of December 31, 2009, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $18.0 million and $6.2 million, respectively. The federal and California loss carryforwards expire on various dates both beginning in 2010 through 2030. At December 31, 2009, the Company also had a net operating loss carryforward for Hong Kong income tax purposes of approximately $1.4 million, which currently has no expiration date. The Company’s available research and business tax credit carry forwards for federal and state income tax purposes are approximately $5.1 million and $5.6 million, respectively. The federal research credits expire on various dates beginning in 2018. California research tax credits can be carried forward indefinitely.

As of December 31, 2009, the Company had not recorded the full cumulative tax benefit related to tax deductions in excess of previously expensed stock-based compensation because of unutilized net operating losses and tax credits. If such tax benefits related to tax deductions in excess of previously expensed stock-based compensation were recognized, approximately $2.8 million would be recorded as an addition to paid-in-capital.

The Company recognizes the tax benefit from uncertain tax positions on the income tax return based on a two-step process. The first step is to determine if it is more likely than not that a tax position will be sustained on

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

examination by the taxing authorities, based on the technical merits of the position. The second step is to estimate and measure the tax benefit to be recognized in the financial statements based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits for the year ended December 31, 2009, 2008 and 2007 is as follows:

	December 31,
	2009	2008	2007
	(in thousands)
Beginning balance	$6,720	$5,049	$2,408
Gross increases in tax position in current year	3,610	1,259	1,646
Gross increases in tax position for prior years	1,717	412	1,031
Settlements/closure of audits	(379)	—	(36)

Ending Balance	$11,668	$6,720	$5,049

As of December 31, 2009, 2008 and 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate, was $11.1 million, $6.1 million and $4.7 million, respectively.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in its provision for income taxes. During the years ended December 31, 2009, 2008 and 2007 the Company recognized approximately $0.1 million, $0.1 million and $0.1 million, respectively, for interest and penalties, net of taxes. As of December 31, 2009, 2008 and 2007, total accrued interest and penalties for unrecognized tax benefits were approximately $0.3 million, $0.3 million and $0.2 million, respectively.

The Company is subject to taxation in the United States and various foreign jurisdictions. With the exception of California, the Company’s tax years for 1997 through 2009 are subject to examination by the US tax authorities. In August 2007, the Company closed an audit with the state of California for all tax years from inception through 2004, but the State left open the option to review the Company’s research and development tax credits in the future. The Company is no longer subject to foreign examinations by tax authorities for years before 2004.

The Company is currently under examination by the Internal Revenue Service (“IRS”) for tax years 2005 to 2007. In May 2009, we received an IRS examination report showing proposed changes to our income tax for the years 2005 and 2006 related to certain transfer pricing practices. The Company believes that the proposed adjustments are not supported by the facts and are inconsistent with applicable tax laws and existing Treasury regulations. The Company filed a timely protest in June 2009 and is awaiting discussions with the IRS Appeals Division. No payments, if any, will be made related to the disputed proposed adjustments until the issues are resolved with either the IRS Appeals Division or the tax court.

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

7. COMMITMENTS

Capital Lease Obligations—As of December 31, 2009 and 2008, the costs of software and equipment under the capital leases included in property and equipment were approximately $0.4 million. The software and equipment acquired under capital leases were fully amortized as of December 31, 2009.

Operating Lease Obligations—The Company leases its primary facility and other offices, under operating leases which expire at various dates through 2016. Rental expense related to the Company’s operating leases totaled $1.8 million, $2.0 million and $1.9 million for 2009, 2008 and 2007, respectively.

As of December 31, 2009, future minimum lease payments under all noncancelable leases are as follows:

Operating Leases
(in thousands)
2010	$2,281
2011	1,564
2012	1,555
2013	941
2014	540
2015 and beyond	688

Total minimum lease payments	$7,569

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

In November 2009, the Company renewed its Hong Kong office lease to accommodate its development team. The lease is effective from November 2009 through October 2012.

8. EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) tax-deferred savings plan (“401(k) Plan”) for all employees who meet certain eligibility requirements. Participants may make pre-tax contributions to the 401(k) Plan, up to a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. Beginning in October 2007, the Company matches employee contributions annually at 100% of the first 3% of employee contributions and 50% of the second 2% of employee contributions. All matching contributions vest 25% annually over four years. Contributions made by the Company were $0.4 million, $0.5 million and $0.3 million for 2009, 2008 and 2007, respectively.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

9. MAJOR CUSTOMERS

The following table summarizes net revenue and accounts receivable for customers that accounted for 10% or more of net accounts receivable or net revenues:

	Accounts Receivable		Net Revenues
	December 31,		Year Ended December 31,
Customer	2009	2008	2009	2008	2007
A	42%	30%	33%	20%	11%
B	29	30	24	25	20
C	*	*	*	10	*
D	*	*	*	10	*

*	- Amount represents less than 10%.

10. SEGMENT INFORMATION

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

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
South Korea	$57,854	$56,670	$55,951
China	17,100	14,047	31,714
Taiwan	8,219	13,981	16,442
United States	1,140	1,514	2,712
Europe	1,358	2,155	2,351
Japan	841	1,972	440

Total	$86,512	$90,339	$109,610

The following is a summary of long-lived assets by geographic region:

	December 31,
Country	2009	2008 (1)
	(in thousands)
United States	$3,727	$2,850
China	924	1,191
Taiwan	799	933
Japan	134	230
South Korea	52	39
Hong Kong	168	145
Macau	81	105
Europe	7	10

Total	$5,892	$5,503

(1)

To conform to the current year presentation, the disclosure of long-lived assets for the year-ended December 31, 2008 has been revised to exclude goodwill and intangible assets. The amounts as previously reported were as follows: China—$17,460 and United States—$3,103.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

11. VALUATION AND QUALIFYING ACCOUNTS

The Company had the following activity in its valuation allowances (in thousands):

	Bad Debt	Distributor Stock Rotation	Distributor Price Protection
Balance—January 1, 2007	$6	$195	$1,443
Charged to costs and expenses	—	1,916	7,049
Deductions	(6)	(1,850)	(6,398)

Balance—December 31, 2007	—	261	2,094
Charged to costs and expenses	5	1,063	6,801
Deductions	—	(1,211)	(7,666)

Balance—December 31, 2008	5	113	1,229
Charged to costs and expenses	34	797	4,960
Deductions	—	(778)	(4,994)

Balance—December 31, 2009	$39	132	1,195

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

On October 1, 2008, the USITC instigated a formal enforcement proceeding at the request of Linear Technology. In that enforcement proceeding, Linear alleges that the Company imported certain switching regulator products in violation of the limited exclusion order originally issued on September 24, 2007. The list of products alleged to be in violation was modified by mutual agreement between the parties and a trial for the remaining products was completed on January 13, 2010. An initial determination is expected from the USITC in March of 2010 and a final determination is expected in July of 2010. Both parties are expected to appeal any unfavorable portions of the final determination. As a result, the Company expects to incur significant legal expenses that will be expensed when incurred.

In March 2009, the Company initiated a lawsuit against a small, privately held semiconductor manufacturing company alleging patent infringement of certain of its products. This case, filed in the United States District Court for the Northern District of California, is currently stayed pending a reexamination of the patent that the Company believes has been infringed. The Company does not believe that this lawsuit will have a material impact on its business or financial condition.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
(in thousands, except per share data)	Mar. 31, 2009	Jun. 30, 2009	Sept. 30, 2009	Dec. 31, 2009
Net revenues	$16,549	$22,978	$26,140	$20,845

Cost of revenues*	9,118	11,882	12,763	10,923

Gross profit	7,431	11,096	13,377	9,922

Operating expenses:
Research and development*	6,583	6,808	6,938	7,149
Sales, general and administrative*	5,429	6,281	6,337	6,085
Patent litigation	301	385	1,013	1,346

Total operating expenses	12,313	13,474	14,278	14,580

Loss from operations	(4,882)	(2,378)	(901)	(4,658)
Interest and other income:
Interest and investment income	371	245	177	109
Other income (expense), net	(18)	70	(36)	(3)

Total interest and other income, net	353	315	141	106

Loss before income taxes	(4,529)	(2,063)	(760)	(4,552)
Provision for (benefit from) income taxes	679	426	256	(592)

Net loss	$(5,208)	$(2,489)	$(1,016)	$(3,960)

Basic net loss per common share	$(0.12)	$(0.06)	$(0.02)	$(0.09)
Diluted net loss per common share	$(0.12)	$(0.06)	$(0.02)	$(0.09)
Shares used in basic net loss per common share	43,052	42,938	42,956	42,947
Shares used in diluted net loss per common share	43,052	42,938	42,956	42,947

* Pre-tax stock-based compensation included in:
Cost of revenues	$63	$84	$79	$83
Research and development	700	733	767	963
Sales, general and administrative	812	829	873	942

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

	Three Months Ended
(in thousands, except per share data)	Mar. 31, 2008	Jun. 30, 2008	Sept. 30, 2008	Dec. 31, 2008
Net revenues	$25,101	$21,173	$25,436	$18,629
Cost of revenues*	11,385	11,157	12,716	11,547

Gross profit	13,716	10,016	12,720	7,082

Operating expenses:
Research and development*	7,913	7,809	7,506	7,351
Sales, general and administrative*	6,877	6,189	6,191	6,189
Patent litigation	262	482	243	764

Total operating expenses	15,052	14,480	13,940	14,304

Loss from operations	(1,336)	(4,464)	(1,220)	(7,222)
Interest and other income:
Interest and investment income	1,129	749	700	546
Other income (expense), net	15	17	23	(504)

Total interest and other income, net	1,144	766	723	42

Loss before income taxes	(192)	(3,698)	(497)	(7,180)
Provision for (benefit from) income taxes	(63)	148	207	8,215

Net loss	$(129)	$(3,846)	$(704)	$(15,395)

Basic net loss per common share	$0.00	$(0.08)	$(0.02)	$(0.34)
Diluted net loss per common share	$0.00	$(0.08)	$(0.02)	$(0.34)
Shares used in basic net loss per common share	45,491	45,687	45,781	45,183
Shares used in diluted net loss per common share	45,491	45,687	45,781	45,183

* Pre-tax stock-based compensation included in:
Cost of revenues	$93	$103	$113	$119
Research and development	1,044	792	930	767
Sales, general and administrative	1,292	1,022	743	803

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included the evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. Our independent registered public accounting firm, which audited the consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report, included elsewhere herein, which expresses an opinion on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred in the fourth quarter of the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(d) Remedial Efforts to Address the Material Weakness

As previously reported in our quarterly report on Form 10-Q for the quarter ended September 30, 2009, during the three months ended September 30, 2009, we identified errors in the recording of our stock-based compensation expense and restated our consolidated financial statements for fiscal years 2008, 2007 and 2006. The errors were identified after our third-party software provider notified its clients, including us, that it made a change to how its software program calculates stock-based compensation expense. In connection with the restatement, our Chief Executive Officer and Chief Financial Officer determined that there was a material weakness in our internal control over financial reporting relating to the design of the controls over the calculation of stock-based compensation expense related to the application of the forfeiture rate.

During the three months ended September 30, 2009, the Company initiated remediation measures to address the material weakness over the calculation of stock-based compensation expense related to the application of the forfeiture rate which included adding a control procedure to test the calculation of the third-party stock-based compensation system reports on a quarterly basis and upon our upgrades to new versions of the software. As of December 31, 2009, we determined that the new control procedure was operating effectively for a sufficient period of time and strengthened our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Advanced Analogic Technologies Incorporated

Santa Clara, California

We have audited the internal control over financial reporting of Advanced Analogic Technologies, Incorporated and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 19, 2010 expressed an unqualified opinion on those financial statements.

/S/ DELOITTE & TOUCHE LLP

San Jose, California

February 19, 2010

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The information required by this item with respect to our executive officers is set forth under the caption “Executive Officers” in Item 1 of this Report and is incorporated herein by reference.

Directors

The information required by this item with respect to our board of directors and committees thereof is set forth in our 2010 Proxy Statement under the caption “Election of Directors” and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in our 2010 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Code of Business Conduct and Ethics

The information required by this item with respect to our Code of Business Conduct and Ethics is set forth in our 2010 Proxy Statement under the caption “Code of Business Conduct and Ethics” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation and Other Matters” in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our 2010 Proxy Statement and with respect to security ownership of certain beneficial owners, directors and executive officers is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships, Related Party Transactions and Director Independence” in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Principal Accounting Fees and Services” in our 2010 Proxy Statement and is incorporated herein by reference.

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

(b) Exhibits

Exhibit Number	Description

*3.1	Amended and Restated Certificate of Incorporation of the Registrant

**3.2	Amended and Restated Bylaws of the Registrant

#4.1	Form of the Registrant’s Common Stock Certificate

#10.1	Form of Director and Executive Officer Indemnification Agreement

#10.2	1998 Stock Plan and forms of agreement thereunder

#10.3	2005 Equity Incentive Plan and form of agreement thereunder

#10.4	2005 Employee Stock Purchase Plan and form of agreement thereunder

#10.5	Employment Offer Letter between the Registrant and Richard K. Williams dated September 24, 1998

#10.6	Employment Offer Letter between the Registrant and Brian R. McDonald dated June 21, 2004

#10.7	Office Lease between the Registrant and Wolfe Road Investments No. 3, a partnership, dated August 4, 2004

#10.8	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated July 15, 2005

#10.9†	Joint Development Agreement between the Registrant and GEM Services, Inc. dated June 1, 1999

#10.10	Form of Warrant to Purchase Shares of Series E Preferred Stock

#10.11	Form of Warrant to Purchase Shares of Common Stock

Exhibit Number	Description

#10.12†	Wafer Foundry Agreement, as amended, between the Registrant and HYNIX Semiconductor America dated June 4, 2002

#10.12.1	Amendment dated effective May 1, 2005 to Wafer Foundry Agreement between the Registrant and HYNIX Semiconductor America dated June 4, 2002

#10.13	Amended and Restated Investors’ Rights Agreement dated October 27, 2003

#10.13.1	Amendment to Amended and Restated Investors’ Rights Agreement dated as of May 18, 2005

#10.14	Amended and Restated Voting Agreement dated October 27, 2003

#10.15	Form of Change of Control Agreement (Chief Executive Officer and Chief Financial Officer)

#10.16	Form of Change of Control Agreement (Vice Presidents)

##10.17	Sublease between Sandisk Corp. and Advanced Analogic Tech. Inc.

###10.18	Settlement Agreement and Release by and between Parviz Ghaffaripour and Advanced Analogic Technologies, Inc., dated July 30, 2008

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Incorporated by reference to the same number exhibit filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.

*	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.

**	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.

##	Incorporated by reference to Exhibit 10.17 of the Registrant’s Current Report on Form 8-K filed on June 25, 2007.

###	Incorporated by reference to Exhibit 10.18 of the Registrant’s Current Report on Form 8-K filed on August 1, 2008.

***	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

†	Confidential treatment has been granted for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, Advanced Analogic Technologies Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California on the 19th day of February, 2010.

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

Signature	Title	Date

/S/ RICHARD K. WILLIAMS	President, Chief Executive Officer, Chief Technical Officer and Director (Principal Executive Officer)	February 19, 2010
Richard K. Williams

/S/ BRIAN R. MCDONALD	Chief Financial Officer, Vice President of Worldwide Finance and Secretary (Principal Financial Officer)	February 19, 2010
Brian R. McDonald

/S/ ASHOK CHANDRAN	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2010
Ashok Chandran

/S/ SAMUEL J. ANDERSON	Director	February 19, 2010
Samuel J. Anderson

/S/ JAFF LIN	Director	February 19, 2010
Jaff Lin

/S/ THOMAS P. REDFERN	Director	February 19, 2010
Thomas P. Redfern

/S/ CHANDRAMOHAN SUBRAMANIAM	Director	February 19, 2010
Chandramohan Subramaniam

/S/ THOMAS WEATHERFORD	Director	February 19, 2010
Thomas Weatherford

EXHIBIT INDEX

Exhibit Number	Description

*3.1	Amended and Restated Certificate of Incorporation of the Registrant

**3.2	Amended and Restated Bylaws of the Registrant

#4.1	Form of the Registrant’s Common Stock Certificate

#10.1	Form of Director and Executive Officer Indemnification Agreement

#10.2	1998 Stock Plan and forms of agreement thereunder

#10.3	2005 Equity Incentive Plan and form of agreement thereunder

#10.4	2005 Employee Stock Purchase Plan and form of agreement thereunder

#10.5	Employment Offer Letter between the Registrant and Richard K. Williams dated September 24, 1998

#10.6	Employment Offer Letter between the Registrant and Brian R. McDonald dated June 21, 2004

#10.7	Office Lease between the Registrant and Wolfe Road Investments No. 3, a partnership, dated August 4, 2004

#10.8	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated July 15, 2005

#10.9†	Joint Development Agreement between the Registrant and GEM Services, Inc. dated June 1, 1999

#10.10	Form of Warrant to Purchase Shares of Series E Preferred Stock

#10.11	Form of Warrant to Purchase Shares of Common Stock

#10.12†	Wafer Foundry Agreement, as amended, between the Registrant and HYNIX Semiconductor America dated June 4, 2002

#10.12.1	Amendment dated effective May 1, 2005 to Wafer Foundry Agreement between the Registrant and HYNIX Semiconductor America dated June 4, 2002

#10.13	Amended and Restated Investors’ Rights Agreement dated October 27, 2003

#10.13.1	Amendment to Amended and Restated Investors’ Rights Agreement dated as of May 18, 2005

#10.14	Amended and Restated Voting Agreement dated October 27, 2003

#10.15	Form of Change of Control Agreement (Chief Executive Officer and Chief Financial Officer)

#10.16	Form of Change of Control Agreement (Vice Presidents)

##10.17	Sublease between Sandisk Corp. and Advanced Analogic Tech. Inc.

###10.18	Settlement Agreement and Release by and between Parviz Ghaffaripour and Advanced Analogic Technologies, Inc., dated July 30, 2008

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Incorporated by reference to the same number exhibit filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.

*	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.

**	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-123798), declared effective by the Securities and Exchange Commission on August 3, 2005.

##	Incorporated by reference to Exhibit 10.17 of the Registrant’s Current Report on Form 8-K filed on June 25, 2007.

###	Incorporated by reference to Exhibit 10.18 of the Registrant’s Current Report on Form 8-K filed on August 1, 2008.

***	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

†	Confidential treatment has been granted for portions of this exhibit.