Form 10-Q
period 2010-03-31
ADVANCED ANALOGIC TECHNOLOGIES INC
filed 2010-04-28
CIK 1104042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

(408) 737-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 43,002,402 shares of the registrant’s common stock outstanding as of April 23, 2010.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares and par value)

	March 31, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$12,623	$36,120
Short-term investments	85,944	65,883

Total cash, cash equivalents and short-term investments	98,567	102,003
Accounts receivable, net of allowances	11,511	9,348
Inventories	8,843	7,234
Prepaid expenses and other current assets	3,978	4,291

Total current assets	122,899	122,876
Property and equipment, net	4,575	4,607
Other assets	3,117	3,110
Deferred income taxes	318	318
Intangibles, net	100	117
Goodwill	16,116	16,116

Total assets	$147,125	$147,144

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$8,957	$6,614
Accrued liabilities	3,636	3,726
Income tax payable	141	114

Total current liabilities	12,734	10,454
Long-term income tax payable	4,814	4,365
Other long-term liabilities	283	275

Total liabilities	17,831	15,094

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value—100,000,000 shares authorized; 46,194,781 and 43,001,340 shares issued and outstanding, respectively, as of March 31, 2010; 46,127,931 and 42,934,490 shares issued and outstanding, respectively, as of December 31, 2009	46	46
Treasury stock, at cost; 3,193,441 and 3,193,441 shares as of March 31, 2010 and December 31, 2009, respectively	(8,649)	(8,649)
Additional paid-in capital	183,906	182,457
Accumulated other comprehensive loss	(213)	(212)
Accumulated deficit	(45,796)	(41,592)

Total stockholders’ equity	129,294	132,050

Total liabilities and stockholders’ equity	$147,125	$147,144

See accompanying notes to the unaudited condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Net revenues	$21,918	$16,549
Cost of revenues	11,315	9,118

Gross profit	10,603	7,431

Operating expenses:
Research and development	7,102	6,583
Sales, general and administrative	6,161	5,429
Patent litigation	1,084	301

Total operating expenses	14,347	12,313

Loss from operations	(3,744)	(4,882)
Interest and other income (expense):
Interest and investment income	100	371
Other expense, net	(31)	(18)

Total interest and other income, net	69	353

Loss before income taxes	(3,675)	(4,529)
Provision for income taxes	529	679

Net loss	$(4,204)	$(5,208)

Net loss per share:
Basic	$(0.10)	$(0.12)
Diluted	$(0.10)	$(0.12)
Weighted average shares used in net loss per share calculation:
Basic	42,960	43,052
Diluted	42,960	43,052

See accompanying notes to the unaudited condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,204)	$(5,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	445	537
Stock-based compensation	1,315	1,575
Provision for doubtful accounts	—	8
Net unrealized (gain) loss on trading securities	(3)	5
(Gain) loss on sales of property and equipment	(1)	65
Changes in operating assets and liabilities:
Accounts receivable	(2,163)	(2,601)
Inventories	(1,618)	273
Prepaid expenses and other current assets	319	202
Other assets	2	15
Deferred income taxes	—	(29)
Accounts payable	2,661	2,767
Accrued liabilities and other long-term liabilities	(92)	(593)
Income taxes payable	476	611

Net cash used in operating activities	(2,863)	(2,373)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(697)	(89)
Purchases of short-term investments	(50,538)	(20,759)
Proceeds from sales and maturities of short-term investments	30,467	20,236
Purchases of long-term investment	—	(117)
Proceeds from sales of property and equipment	—	—

Net cash used in investing activities	(20,768)	(729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	143	77
Common stock repurchases	—	(3,299)
Principal payments on capital lease obligations	—	(40)

Net cash provided by (used in) financing activities	143	(3,262)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(9)	(16)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,497)	(6,380)
CASH AND CASH EQUIVALENTS—Beginning of period	36,120	52,094

CASH AND CASH EQUIVALENTS—End of period	$12,623	$45,714

NONCASH INVESTING AND FINANCING ACTIVITY:
Decreases in accounts payable and accrued liabilities related to property and equipment purchases	$(313)	$(6)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$1
Cash paid for income taxes	$47	$27

See accompanying notes to the unaudited condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Advanced Analogic Technologies Incorporated (the “Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its annual report on Form 10-K filed with the SEC on February 19, 2010.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other future period. The condensed consolidated balance sheet as of December 31, 2009 is derived from the audited consolidated financial statements as of and for the year then ended.

2. INVESTMENTS

As of March 31, 2010, the Company had investments in short-term debt instruments and auction rate securities (ARS), which were classified as available-for-sale. The Company also had investments in ARS that were classified as trading securities. Short-term investments consist primarily of investment grade debt securities with a maturity of greater than 90 days at the time of purchase. Interest earned on securities is included in “Interest income” in the Condensed Consolidated Statements of Operations.

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

The following table, which excludes cash, is a summary of cash equivalents, short-term investments and long-term investments classified as available-for-sale as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Money market funds	$6,742	$—	$—	$6,742
Municipal bonds	51,334	5	(18)	51,321
U.S. Treasury bills	35,431	—	(3)	35,428
Auction rate securities	1,950	—	(117)	1,833

Total	$95,457	$5	$(138)	$95,324

Amounts included in:
Cash equivalents	$7,547	$—	$—	$7,547
Short-term investments	85,960	5	(21)	85,944
Other assets	1,950	—	(117)	1,833

Total	$95,457	$5	$(138)	$95,324

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Fair Value Hierarchy

The Company classifies investments within Level 1 of the fair value hierarchy when the fair value is based on quoted prices in active markets for identical assets or liabilities. The Company considers a market to be active when transactions for the asset occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of March 31, 2010, the Company’s Level 1 investments consisted of money market funds and U.S. Treasury bills.

The Company classifies investments within Level 2 of the fair value hierarchy when the fair value is based on broker/dealer quotes which use observable market inputs instead of quoted market prices in active markets. As of March 31, 2010, the Company’s Level 2 investments consisted of municipal bonds.

Investments are classified within Level 3 of the fair value hierarchy if the fair value is determined using unobservable inputs that are not corroborated by market data. The valuation of Level 3 investments requires the use of significant management judgments or estimation. The Company’s Level 3 investments consist of auction rate securities (“ARS”) and the ARS Put Option. The methodology used for determining the fair value of these Level 3 financial assets is described below.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table, which excludes cash, presents the fair value of the Company’s cash equivalents, short-term investments and long-term investments as of March 31, 2010 and December 31, 2009:

			Fair Value Measurements as of March 31, 2010 Using:
	Carrying Amount	Total fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$6,742	$6,742	$6,742	$—	$—
Municipal bonds	51,321	51,321	—	51,321	—
U.S. Treasury bills	35,428	35,428	35,428	—	—
Auction rate securities	1,833	1,833	—	—	1,833

Total Available-for-sale securities	$95,324	$95,324	$42,170	$51,321	$1,833

Other investments:
Auction rate securities classified as trading securities	$993	$993	$—	$—	$993
ARS put option	207	207	—	—	207

Total Other investments	$1,200	$1,200	$—	$—	$1,200

Amounts included in:
Cash and cash equivalents	$7,547
Short-term investments	85,944
Prepaid expenses and other current assets	1,200
Other assets	1,833

Total	$96,524

			Fair Value Measurements as of December 31, 2009 Using:
	Carrying Amount	Total fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$15,964	$15,964	$15,964	$—	$—
Municipal bonds	65,119	65,119	—	65,119	—
U.S. government agency bonds	12,011	12,011	—	12,011	—
Auction rate securities	1,825	1,825	—	—	1,825

Total Available-for-sale securities	$94,919	$94,919	$15,964	$77,130	$1,825

Other investments:
Auction rate securities classified as trading securities	$593	$593	$—	$—	$593
ARS put option	604	604	—	—	604

Total Other investments	$1,197	$1,197	$—	$—	$1,197

Amounts included in:
Cash and cash equivalents	$27,211
Short-term investments	65,883
Prepaid expenses and other current assets	1,197
Other assets	1,825

Total	$96,116

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using unobservable inputs (Level 3):

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Auction Rate Securities	ARS Put Option
Beginning balances as of December 31, 2009	$2,418	$604
Unrealized gain included in accumulated other comprehensive loss	8	—
Unrealized gain (loss) recognized in earnings	400	(397)

Ending balances as of March 31, 2010	$2,826	$207

The amount of total unrealized gain for the period included in accumulated other comprehensive loss attributable to assets still held at the reporting date	$8	$—

The amount of total unrealized gain (loss) for the period recognized in earnings attributable to assets still held at the reporting date	$400	$(397)

Auction Rate Securities

As of March 31, 2010, the Company’s investment portfolio included $3.2 million of ARS with a fair value of $2.8 million. As of December 31, 2009, the Company’s investment portfolio included $3.2 million of ARS with a fair value of $2.4 million.

During the quarter-ended December 31, 2008, the Company made an election to transfer one of its ARS from available-for-sale to trading securities. The election was made upon the Company entering into a settlement agreement with UBS (“the Agreement”). Under the Agreement, the Company was granted ARS exchange rights (“ARS Put Option”) that provide the Company with the right, but not the obligation, to sell this ARS to UBS for par value during the period of June 30, 2010 to July 2, 2012. The Company expects to exercise the ARS Put Option on June 30, 2010 and expects that the resulting sale of this ARS to UBS will be completed during the quarter ending September 30, 2010. As such, as of March 31, 2010, the ARS Put Option and the related ARS are classified within prepaid and other current assets on the condensed consolidated balance sheet. The Company’s other ARS are classified within other long-term assets on the condensed consolidated balance sheet because the Company estimates that it will take longer than one year for a successful auction or issuer repurchase to occur.

The Company’s ARS are interest-bearing investments in debt obligations collateralized by Federal Family Education Program student loans. The Company considers the ARS market to be inactive because auctions have failed to settle on their respective settlement dates since 2008. Further, the secondary market for ARS is inactive and there have been few issuer repurchases. The Company believes that available pricing information is not determinative of the ARS fair value. As such, the Company estimated the ARS fair value as of March 31, 2010 and December 31, 2009 using a discounted cash flow model.

To determine the ARS fair value using a discounted cash flow model, the Company estimated the contractual interest that will be earned during the expected time to liquidity, and discounted these cash flows to reflect liquidity and credit risk. The discount factor represents the current market conditions for instruments with similar credit quality, adjusted by 300 basis points to reflect the risk in the marketplace for the ARS. The following average assumptions were used to determine the ARS fair value as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Expected time to liquidity	2 to 4 years	2 to 4 years
Expected annual rate of return	1.3% to 1.7%	1.1% to 1.7%
Discount rate	4.7% to 6.6%	4.9% to 19.3%

ARS Put Option

As of March 31, 2010, the Company’s investment portfolio included a $0.2 million ARS Put Option. The Company accounts for the ARS Put Option at fair value. On November 12, 2008, the date on which the Company entered into the Agreement, the Company elected to measure the ARS Put Option at fair value. By electing to measure the ARS Put Option at fair value, subsequent changes in the fair value of the ARS Put Option will be offset with changes in the fair value of the related ARS in the Company’s condensed consolidated statements of operations.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company determines the fair value of the ARS Put Option using a discounted cash flow model. To determine the fair value of the ARS Put Option, the total cash flows expected to result from exercising the ARS Put Option are discounted based on the Company’s estimates of the likelihood of default by UBS and the expected time remaining until exercise. The Company plans to exercise the ARS Put Option on June 30, 2010 and expects to receive the proceeds from the exercise during the quarter ending September 30, 2010. The Company used an expected term of three months and a 0.4% discount rate which approximates the current market conditions for instruments with similar credit quality.

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

The Company did not repurchase any of its common stock during the three months ended March 31, 2010. During the three months ended March 31, 2009, the Company repurchased a total of 1.1 million shares of its common stock for a total cost of $3.3 million. As of March 31, 2010, the Company has $21.4 million of remaining funds authorized to purchase shares under the stock repurchase plan. Shares repurchased are accounted for as treasury stock and the total cost of shares repurchased is recorded as a reduction to stockholders’ equity.

Stock-Based Compensation Expense and Valuation of Awards

The following table summarizes stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2010 and March 31, 2009:

	Three Months Ended March 31,
(in thousands)	2010	2009
Cost of revenues	$72	$63
Research and development	578	700
Sales, general and administrative	665	812

Total stock-based compensation expense	$1,315	$1,575

There was no related tax effect for stock-based compensation expense for the three months ended March 31, 2010 and March 31, 2009 as the Company has a full valuation allowance against its U.S. deferred tax assets.

The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of stock options. The Company used the following weighted average assumptions to calculate the fair values of stock options granted during the three months ended March 31, 2010 and March 31, 2009:

	Three Months Ended March 31,
	2010	2009
Volatility	63%	61%
Expected option term (in years)	4.80	3.59
Expected annual dividend yield	0%	0%
Risk-free interest rate	2.32%	1.29%

The expected term of the Company’s stock options represents the estimated weighted-average period that the stock options are expected to remain outstanding. To determine the expected term, the Company estimates future employee exercise behavior by considering its historical option exercise and post-vest cancellation experience as well as the contractual term of its stock option grants. The Company bases its expected volatility assumption on its daily historical volatility data over a period commensurate with the expected term. Due to the low volume of traded options on the Company’s common stock and because the term of traded options was much shorter than the expected term of the Company’s stock options, implied volatility was not included in the valuation of options granted during the three months ended March 31, 2010.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Prior to 2010, due to the limited history of trading since the Company’s initial public offering in 2005, the Company’s expected term and volatility assumptions were based in part on the volatility and expected term data of a group of peer companies.

The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the Company’s stock options. The dividend yield is based on the Company’s history and expectation of dividend payouts. The Company has never declared or paid any cash dividends on common stock, and it does not anticipate paying cash dividends in the foreseeable future. Compensation expense for all share-based payment awards is recognized using the straight-line single-option method over the vesting period of the stock options.

The Company generally grants stock options with a vesting period of four years. During the three months ended March 31, 2009, the Company granted options to purchase 0.6 million shares of its common stock with a one year vesting period. As a result of granting stock options with a one year vesting period, the Company’s weighted average expected term assumption for the three months ended March 31, 2009 was lower compared to the three months ended March 31, 2010.

5. NET LOSS PER SHARE

The Company calculates basic net loss per common share by dividing net loss by the weighted-average number of common shares outstanding during the period. To determine diluted net loss per common share, the effect of potentially dilutive securities, which consist of common stock options, is calculated under the treasury stock method. The effect of potentially dilutive securities is excluded from the computation of diluted net loss per share when their effect is anti-dilutive.

A reconciliation of shares used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Weighted average shares used to calculate basic net loss per share	42,960	43,052
Effect of dilutive securities:
Stock options	—	—

Dilutive potential common stock	—	—

Weighted average shares used to calculate diluted net loss per share	42,960	43,052

For both the three months ended March 31, 2010 and March 31, 2009, the Company excluded 9.0 million potentially dilutive securities from the computation of diluted net loss per share. Potentially dilutive securities were excluded from the computation of diluted net loss per share because their effect would have been antidilutive.

6. OTHER COMPREHENSIVE LOSS

Comprehensive loss includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive loss are as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009
Net loss, as reported	$(4,204)	$(5,208)
Changes in cumulative translation adjustment	1	(26)
Changes in unrealized gains/losses on investments, net of tax	(2)	(115)

Total other comprehensive loss	$(4,205)	$(5,349)

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

	March 31, 2010	December 31, 2009
	(in thousands)
Inventories
Work in process	$4,942	$3,209
Finished goods	3,901	4,025

Total inventories	$8,843	$7,234

Property and equipment, net
Computers and software	$5,570	$5,458
Office and test equipment	7,693	7,439
Leasehold improvements	1,446	1,441

Gross property and equipment	14,709	14,338
Accumulated depreciation and amortization	(10,134)	(9,731)

Total property and equipment, net	$4,575	$4,607

Accrued liabilities
Accrued payroll and benefits	$1,983	$1,645
Deferred revenue	75	110
Accrued legal and accounting services	367	458
Warranty reserve	83	105
Accrued payables and other	1,128	1,408

Total accrued liabilities	$3,636	$3,726

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination. As of March 31, 2010, the Company’s goodwill balance was $16.1 million, of which $15.7 million relates to the Company’s October 2006 acquisition of Analog Power Semiconductor Corporation and $0.4 million relates to the Company’s June 2008 acquisition of Elite Micro Devices, Inc.

The Company evaluates goodwill for impairment, at a minimum, on an annual basis on September 30 and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. During the three months ended March 31, 2010, the Company determined that goodwill impairment indicators were not present.

Intangible Assets

The Company’s intangible asset balance was $0.1 million as of March 31, 2010 and December 31, 2009. The Company amortizes intangible assets on a straight-line basis over the estimated useful life of the assets. The intangible assets balance of $0.1 million will be amortized over the remainder of 2010 and 2011.

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of net revenues by geographic region based on the location to which the product is shipped:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
South Korea	$12,243	$11,797
China	4,476	2,953
Taiwan	4,174	889
Europe	367	375
North America (principally United States)	303	350
Japan	355	185

Total	$21,918	$16,549

The following table summarizes net revenues and accounts receivable for customers who accounted for 10% or more of accounts receivable or net revenues, respectively:

	Accounts Receivable as of		Net Revenues Three Months Ended March 31,
	March 31, 2010	December 31, 2009	2010	2009
Customer
A	33%	42%	25%	32%
B	27%	29%	19%	25%

10. INCOME TAXES

The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items, including changes in judgment about valuation allowances and effects of changes in tax laws or tax rates, in the interim period in which they occur. The Company’s effective tax rate reflects the impact of a significant amount of its earnings being taxed in foreign jurisdictions at tax rates below the United States statutory tax rate and a valuation allowance maintained on the Company’s U.S. deferred tax assets.

The Company recorded a tax provision of approximately $0.5 million and $0.7 million for the three months ended March 31, 2010 and March 31, 2009, respectively.

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

The Company concludes that a valuation allowance is required when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. The Company utilizes a rolling three years of actual results as its primary measure of its cumulative losses in recent years. As of March 31, 2010, the Company continues to have a three year cumulative loss and, therefore, concludes that a valuation allowance is still required.

During the three months ended March 31, 2010, the Company increased its total amount of unrecognized tax benefits by approximately $2.3 million, including an accrual of interest and penalties of less than $0.1 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company is currently under examination by the Internal Revenue Service for tax years 2005 to 2007. In May 2009, the Company received an IRS examination report showing proposed changes to its income tax for the 2005 and 2006 tax years. The Company filed a timely protest to the May 2009 IRS examination report in June 2009 and has had its initial discussions with the IRS Appeals Division. In April 2010, the Company received an IRS examination report showing proposed changes to its income tax for the 2007 tax year. The Company is currently in the process of writing its protest letter to these proposed adjustments. The Company believes the adjustments proposed in these IRS examination reports are not supported by the facts and are inconsistent with applicable tax laws and existing Treasury regulations. No payments, if any, will be made related to the disputed proposed adjustments until the issues are resolved with either the IRS Appeals Division or the tax court. The Company believes that it has adequately provided in its financial statements for any additional taxes that it may be required to pay as a result of these examinations.

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

11. COMMITMENTS AND CONTINGENCIES

Indemnification and Product Warranty

The Company indemnifies certain customers, distributors, suppliers, and subcontractors for attorneys’ fees and damages and costs awarded against these parties in certain circumstances in which the Company’s products are alleged to infringe third party intellectual property rights, including patents, trade secret, trademarks, or copyrights. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. To date, the Company has not paid any claim or been required to defend any action related to its indemnification obligations, and accordingly, it has not accrued any amounts for such indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

The Company provides a 12-month warranty against defects in materials and workmanship and will either repair the goods, provide replacement products at no charge to the customer or refund amounts to the customer for defective products. The Company records estimated warranty costs, based on historical experience over the preceding 12 months by product, at the time it recognizes product revenues. The Company’s warranty reserve balance was $0.1 million as of March 31, 2010 and December 31, 2009.

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

In March 2006, the USITC responded to a complaint filed by Linear Technology by initiating an investigation under Section 337 of the Tariff Act to determine if certain of the Company’s products infringe certain patents owned by Linear Technology. The accused products include charge pumps and switching regulators and are similar to the products involved in the Company’s lawsuit with Linear Technology. A Final Determination was issued September 24, 2007 which was followed by separate appeals for the charge pump and switching regulator products. The last of these appeals, including the parties’ respective requests for rehearing, ended in 2009. The overall result of these processes clears the path for importation of the Company’s charge pump products. A limited exclusion order was also issued preventing the Company from importing certain of its switching regulator designs and the scope of this order was expanded by the appeals process. This exclusion order does not, however, prevent the Company’s customers from importing downstream products (i.e., products that incorporate AATI switching regulators) into the United States. To date, the Company’s sales of the excluded products in the United States have been minimal.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On October 1, 2008, the USITC instigated a formal enforcement proceeding at the request of Linear Technology. In that enforcement proceeding, Linear alleges that the Company imported certain switching regulator products in violation of the limited exclusion order originally issued on September 24, 2007. The list of products alleged to be in violation was modified by a mutual agreement between the parties under which the Company voluntarily agreed to cease importation of its switching regulator products that do not use its most recent low-noise design. A trial for the remaining products (i.e., those that use the Company’s low-noise design) was completed on January 13, 2010. The initial determination that resulted from that trial in March 2010 held that the Company’s low-noise switching regulators are subject to the limited exclusion order and cannot be imported by the Company. As mentioned above, the limited exclusion order applies only to the Company and its agents and does not prevent importation of downstream products. U.S. sales of the products involved in the enforcement have never been significant.

The Company has petitioned the USITC to review the initial determination before it issues its final determination in July of 2010. Both parties are expected to appeal any unfavorable portions of the final determination. As a result, the Company expects to incur significant legal expenses that will be expensed when incurred.

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

12. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Accounting Standards Codification Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 became effective for the Company’s 2010 fiscal year and early application was not permitted. The Company’s adoption of this new guidance did not have any impact on its consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) to require various additional disclosures regarding fair value measurements and also clarify certain existing disclosure requirements. Under ASU 2010-06, the Company is required to: (1) disclose separately the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, (2) disclose activity in Level 3 fair value measurements including transfers into and out of Level 3 and the reasons for such transfers, and (3) present separately in its reconciliation of recurring Level 3 measurements information about purchases, sales, issuances and settlements on a gross basis. ASU 2010-06 does not change any accounting requirements, but is expected to have a significant effect on the disclosures of entities that measure assets and liabilities at fair value. The amendments prescribed by ASU 2010-06 became effective for the Company’s fiscal quarter ending March 31, 2010, except for the requirements described in item (3) above, which will be effective for the Company’s fiscal year beginning January 1, 2011. The Company’s adoption of this new guidance did not impact its consolidated results of operations or financial position.

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

Overview

Our net revenues for the three months ended March 31, 2010 increased 32% compared to the three months ended March 31, 2009 due to higher demand for our products primarily in Taiwan and China. Gross margin for the three months ended March 31, 2010 increased to 48.4% compared to 44.9% for the three months ended March 31, 2009 primarily due to a lower charge for excess and obsolete inventory and favorable manufacturing variances.

Cash, cash equivalents and short-term investments as of March 31, 2010 decreased by $3.4 million to $98.6 million compared to $102.0 million as of December 31, 2009, primarily due to $2.9 million used in operating activities and $0.7 million used to purchase property and equipment. We continue to be debt free as of March 31, 2010.

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

Management believes that there have been no significant changes during the three months ended March 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2009, except for changes to the assumptions used in our computation of stock-based compensation expense which became effective during the quarter ended March 31, 2010.

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

The grant date fair value of our stock options was calculated using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the use of highly subjective assumptions which determine the fair value of stock options, including the price volatility of the underlying stock and the stock option’s expected term. The expected term of our stock options represents the estimated weighted-average period that the stock options are expected to remain outstanding. To determine the expected term, we estimate future employee exercise behavior by considering our historical option exercise and post-vest cancellation experience as well as the contractual term of our stock option grants. We base our expected volatility assumption on our daily historical volatility data over a period commensurate with the expected term. Due to the low volume of the traded options on our common stock and because the term of traded options was much shorter than the expected term of our stock options, implied volatility was not included in the valuation of options granted during the three months ended March 31, 2010. Prior to 2010, due to the limited history of trading since our initial public offering in 2005, our expected term and volatility assumptions were based in part on the volatility and expected term data of a group of peer companies. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of our stock options. The dividend yield is based on our history and expectation of dividend payouts. We have never declared or paid any cash dividends on common stock, and we do not anticipate paying cash dividends in the foreseeable future.

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

Results of Operations

The following table sets forth our unaudited historical operating results, in dollar amounts and as a percentage of net revenues for the periods indicated:

	Three Months Ended March 31,
(in thousands, except percentages)	2010		2009
Net revenues	$21,918	100.0%	$16,549	100.0%
Cost of revenues	11,315	51.6	9,118	55.1

Gross profit	10,603	48.4	7,431	44.9
Operating expenses:
Research and development	7,102	32.4	6,583	39.8
Sales, general and administrative	6,161	28.1	5,429	32.8
Patent litigation	1,084	4.9	301	1.8

Total operating expenses	14,347	65.5	12,313	74.4

Loss from operations	(3,744)	(17.1)	(4,882)	(29.5)
Interest and other income (expense):
Interest and investment income	100	0.5	371	2.2
Other expense, net	(31)	(0.1)	(18)	(0.1)

Total interest and other income, net	69	0.3	353	2.1

Loss before income taxes	(3,675)	(16.8)	(4,529)	(27.4)
Provision for income taxes	529	2.4	679	4.1

Net loss	$(4,204)	(19.2)%	$(5,208)	(31.5)%

Comparison of Three Months ended March 31, 2010 and March 31, 2009

Revenues

The following table illustrates our net revenues by principal product families:

	Three Months Ended March 31,
	2010		2009
	Amount	Percent of net revenues	Amount	Percent of net revenues
	(in thousands, except percentages)
Display and Lighting Solutions	$12,970	59%	$11,493	69%
Voltage Regulation and DC/DC Conversion	4,243	19%	1,791	11%
Interface and Power Management	2,995	14%	2,830	17%
Battery Management	1,710	8%	435	3%

Total	$21,918	100%	$16,549	100%

Our net revenues for the three months ended March 31, 2010 increased by $5.4 million or 32.4% compared to the three months ended March 31, 2009. This increase reflected higher sales of all our product families as a result of increased demand. Total unit shipments in the three months ended March 31, 2010 increased 47% compared to the three months ended March 31, 2009 while the average selling prices decreased by approximately 10%.

Geographically, sales increased primarily in Taiwan and China for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Gross Profit

	Three Months Ended March 31,
(in thousands, except percentages)	2010	2009	Increase (Decrease)
Net revenues	$21,918	$16,549	$5,369	32%
Cost of revenues	11,315	9,118	2,197	24%

Gross profit	$10,603	$7,431

Gross profit margin percentage	48.4%	44.9%	3.5%

Our gross margin was 48.4% for the three months ended March 31, 2010, compared to 44.9% for the three months ended March 31, 2009. This increase in gross margin was driven primarily by a lower excess and obsolete inventory charge due to higher demand for our products and favorable manufacturing variances.

During the three months ended March 31, 2010, our gross inventory write-down was approximately $0.5 million, offset by the sale of $0.5 million of previously written down inventory. During the three months ended March 31, 2009, our gross inventory write-down was approximately $1.1 million, partially offset by the sale of $0.4 million of previously written down inventory.

Research and Development

	Three Months Ended March 31,
(in thousands, except percentages)	2010	2009	Increase (Decrease)
Research and development	$7,102	$6,583	$519	8%
Percentage of net revenues	32.4%	39.8%	(7.4)%

Research and development expenses for the three months ended March 31, 2010 increased by $0.5 million as compared to the three months ended March 31, 2009 primarily due to a $0.6 million increase in payroll and personnel related expenses due to an increase in headcount and our conclusion of certain cost reduction measures including company-wide shutdowns that occurred during the three months ended March 31, 2009.

Sales, General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2010	2009	Increase (Decrease)
Sales, general and administrative	$6,161	$5,429	$732	13%
Percentage of net revenues	28.1%	32.8%	(4.7)%

Sales, general and administrative expenses for the three months ended March 31, 2010 increased by $0.7 million as compared to the three months ended March 31, 2009 primarily due to a $0.5 million increase in payroll and personnel related expenses due to an increase in headcount and our conclusion of certain cost reduction measures including company-wide shutdowns that occurred during the three months ended March 31, 2009.

Patent Litigation

	Three Months Ended March 31,
(in thousands, except percentages)	2010	2009	Increase (Decrease)
Patent litigation	$1,084	$301	$783	260%
Percentage of net revenues	4.9%	1.8%	3.1%

Patent litigation expense increased during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due to a higher level of activity in our patent infringement cases. We believe that we will continue to incur significant litigation expenses for the remainder of 2010 and future years. For a description of our litigation, please see Part II, Item 1—Legal Proceedings—for further details.

Interest and Investment Income

Interest and investment income was $0.1 million for the three months ended March 31, 2010, compared to $0.4 million for the three months ended March 31, 2009 primarily due to lower average interest rates.

Other Expense, Net

Other expense, net was less than $0.1 million for both the three months ended March 31, 2010 and March 31, 2009.

Provision for Income Taxes

We adjust our effective tax rate each quarter to be consistent with our estimated annual effective tax rate. We also record the tax effect of unusual or infrequently occurring discrete items, including changes in judgment about valuation allowances and effects of changes in tax laws or tax rates, in the interim period in which they occur. Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at tax rates below the United States statutory tax rate and a valuation allowance maintained on our U.S. deferred tax assets.

We recorded a tax provision of approximately $0.5 million and $0.7 million for the three months ended March 31, 2010 and March 31, 2009, respectively.

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

We conclude that a valuation allowance is required when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling three years of actual results as our primary measure of our cumulative losses in recent years. As of March 31, 2010, we continue to have a three year cumulative loss and, therefore, conclude that a valuation allowance is still required.

During the three months ended March 31, 2010, we increased our total amount of unrecognized tax benefits by approximately $2.3 million, including an accrual of interest and penalties of less than $0.1 million. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.

We are currently under examination by the Internal Revenue Service for tax years 2005 to 2007. In May 2009, we received an IRS examination report showing proposed changes to our income tax for the 2005 and 2006 tax years. We filed a timely protest to the May 2009 IRS examination report in June 2009 and have had our initial discussions with the IRS Appeals Division. In April 2010, we received an IRS examination report showing proposed changes to our income tax for the 2007 tax year. We are currently in the process of writing our protest letter to these proposed adjustments. We believe the adjustments proposed in these IRS examination reports are not supported by the facts and are inconsistent with applicable tax laws and existing Treasury regulations. No payments, if any, will be made related to the disputed proposed adjustments until the issues are resolved with either the IRS Appeals Division or the tax court. We believe that we have adequately provided in our financial statements for any additional taxes that we may be required to pay as a result of these examinations.

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

Recent Accounting Pronouncements

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Accounting Standards Codification Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 became effective for our 2010 fiscal year and early application was not permitted. Our adoption of this new guidance did not have any impact on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) to require various additional disclosures regarding fair value measurements and also clarify certain existing disclosure requirements. Under ASU 2010-06, we are required to: (1) disclose separately the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, (2) disclose activity in Level 3 fair value measurements including transfers into and out of Level 3 and the reasons for such transfers, and (3) present separately in our reconciliation of recurring Level 3 measurements information about purchases, sales, issuances and settlements on a gross basis. ASU 2010-06 does not change any accounting requirements, but is expected to have a significant effect on the disclosures of entities that measure assets and liabilities at fair value. The amendments prescribed by ASU 2010-06 became effective for our fiscal quarter ending March 31, 2010, except for the requirements described in item (3) above, which will be effective for our fiscal year beginning January 1, 2011. Our adoption of this new guidance did not impact our consolidated results of operations or financial position.

Liquidity and Capital Resources

	Three Months Ended March 31,		Increase (Decrease)
	2010	2009
	(in thousands)
Net cash used in operating activities	$(2,863)	$(2,373)	$(490)
Net cash used in investing activities	(20,768)	(729)	(20,039)
Net cash (used in) provided by financing activities	143	(3,262)	3,405
Effect of exchange rate changes on cash and cash equivalents	(9)	(16)	7

Net decrease in cash and cash equivalents	$(23,497)	$(6,380)	$(17,117)

Net Cash Used in Operating Activities

For the three months ended March 31, 2010, cash used in operating activities consisted primarily of the net loss of $4.2 million, less non-cash items including $1.3 million of stock-based compensation expense and $0.4 million of depreciation and amortization, a $2.2 million increase in accounts receivable due to higher sales compared to the quarter ended December 31, 2009 and a $1.6 million increase in inventory due to increased demand. The cash outflows were partially offset by a $2.6 million increase in accounts payable due to the timing of inventory purchases and payments.

For the three months ended March 31, 2009, cash used in operating activities consisted primarily of the net loss of $5.2 million, less non-cash items including $1.6 million of stock-based compensation expense and $0.5 million of depreciation and amortization, and $2.6 million used for the increase in accounts receivable as a result of higher sales near the end of the period. The cash outflows were partially offset by the $2.8 million increase in accounts payable due to the timing of inventory purchases and payments.

Net Cash Used in Investing Activities

Net cash used in investing activities was $20.8 million for the three months ended March 31, 2010, primarily as a result of $50.5 million used to purchase short-term investments and $0.1 million used to purchase property and equipment, partially offset by $30.5 million proceeds from sales and maturities of short-term investments.

Net cash used in investing activities was $0.7 million for the three months ended March 31, 2009, primarily as a result of $20.8 million used to purchase short-term investments and $0.1 million used to increase our long-term investment in a privately held company, partially offset by $20.2 million proceeds from sales and maturities of short-term investments.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2010, due to proceeds from the exercise of common stock options.

Net cash used in financing activities was $3.3 million for the three months ended March 31, 2009, primarily due to our repurchases of our common stock during the period.

Liquidity

Our cash, cash equivalents and short term investments were $98.6 million as of March 31, 2010 and $102.0 million as of December 31, 2009. We believe our existing cash, cash equivalents and short-term investment balances, as well as any cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Contractual Obligations

The following table describes our principal contractual cash obligations as of March 31, 2010:

	Total	Remaining 2010	2011	2012	2013	2014	2015 and beyond
	(in thousands)
Operating leases	$7,294	$1,793	$1,721	$1,612	$941	$540	$687
Purchase commitments (1)	7,938	7,938	—	—	—	—	—

Total contractual obligations	$15,232	$9,731	$1,721	$1,612	$941	$540	$687

(1)	Purchase commitments consist primarily of our commitment to purchase wafers and assembly services.

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

We did not repurchase any of our common stock during the three months ended March 31, 2010. During the three months ended March 31, 2009, we repurchased a total of 1.1 million shares of our common stock for a total cost of $3.3 million. As of March 31, 2010, we have $21.4 million of remaining funds authorized to purchase shares under the stock repurchase plan. Shares repurchased are accounted for as treasury stock and the total cost of shares repurchased is recorded as a reduction to stockholders’ equity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2010, we had cash and cash equivalents totaling $12.6 million, compared to $36.1 million at December 31, 2009. At March 31, 2010, we had $85.9 million in short-term investments as compared to $65.9 million at December 31, 2009. Cash equivalents have an original or remaining maturity when purchased of 90 days or less; short-term investments generally have an original or remaining maturity when purchased of greater than 90 days. Our investment policy places emphasis on instruments with more liquidity.

The taxable equivalent interest rates for the three months ended March 31, 2010 and 2009, on those cash equivalents and short-term investments average approximately 0.3% and 1.4%, respectively. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. While none of the securities in which we invested are secured by real estate, these securities may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and treasury notes.

A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at March 31, 2010 would cause the fair value of these investments to decrease by approximately $0.3 million, which would not significantly impact our financial position or results of operations. A hypothetical decrease in market interest rates of 100 basis points from the market rates in effect at March 31, 2010 would cause the fair value of these investments to increase by $0.1 million. Declines in interest rates over time will result in lower interest income. Based upon our analysis the fair values did not change materially as our investments are of short duration.

As of March 31, 2010, our investment portfolio included $3.2 million of interest bearing auction rate securities (“ARS”) with a fair value of $2.8 million, of which $1.8 million was classified as available-for-sale and $1.0 million was classified as trading securities. In addition, our investment portfolio included $0.2 million of ARS exchange rights (“ARS Put Option”) that provide us with the right, but not the obligation, to sell one of our ARS to UBS for par value during the period of June 30, 2010 to July 2, 2012. Upon initial recognition of the ARS Put Option, we made an election to account for this financial instrument at fair value.

We used a discounted cash flow model to determine the estimated fair value of our ARS and the ARS Put Option as of March 31, 2010. The assumptions used in preparing the discounted cash flow model included estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, and estimates for the amount of cash flows and expected holding periods of the ARS and the ARS Put Option. These inputs reflect our own assumptions about the assumptions market participants would use in pricing the ARS and the ARS Put Option, including assumptions about risk, developed based on the best information available in the circumstances.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of March 31, 2010, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 was (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2010 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In March 2006, the USITC responded to a complaint filed by Linear Technology by initiating an investigation under Section 337 of the Tariff Act to determine if certain of our products infringe certain patents owned by Linear Technology. The accused products include charge pumps and switching regulators and are similar to the products involved in our lawsuit with Linear Technology. A Final Determination was issued September 24, 2007 which was followed by separate appeals for the charge pump and switching regulator products. The last of these appeals, including the parties’ respective requests for rehearing, ended in 2009. The overall result of these processes clears the path for importation of our charge pump products. A limited exclusion order was also issued preventing us from importing certain of our switching regulator designs and the scope of this order was expanded by the appeals process. This exclusion order does not, however, prevent our customers from importing downstream products (i.e., products that incorporate AATI switching regulators) into the United States. To date, our sales of the excluded products in the United States have been minimal.

On October 1, 2008, the USITC instigated a formal enforcement proceeding at the request of Linear Technology. In that enforcement proceeding, Linear alleges that we imported certain switching regulator products in violation of the limited exclusion order originally issued on September 24, 2007. The list of products alleged to be in violation was modified by a mutual agreement between the parties under which we voluntarily agreed to cease importation of our switching regulator products that do not use our low-noise design. A trial for the remaining products (i.e., those that use our most recent low-noise design) was completed on January 13, 2010. The initial determination that resulted from that trial in March 2010 held that our low-noise switching regulators are subject to the limited exclusion order and cannot be imported by us. As mentioned above, the limited exclusion order applies only to AATI and its agents and does not prevent importation of downstream products. U.S. sales of the products involved in the enforcement have never been significant.

AATI has petitioned the USITC to review the initial determination before it issues its final determination in July of 2010. Both parties are expected to appeal any unfavorable portions of the final determination. As a result, we expect to incur significant legal expenses that will be expensed when incurred.

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

We received an aggregate of approximately 89% and 88% of our net revenues from our ten largest customers for the three months ended March 31, 2010 and March 31, 2009, respectively. Any action by one of our largest customers that affects our orders, product pricing or vendor status could significantly reduce our revenues and harm our financial results.

We receive a substantial portion of our revenues from a small number of customers. For the three months ended March 31, 2010, Samsung and LG Electronics were our largest customers. Sales to Samsung represented 25% and 32% of our net revenue in the three months ended March 31, 2010 and March 31, 2009, respectively. Additionally, we sell to a number of contract manufacturers of Samsung. Sales to Samsung and its contract manufacturers represented 35% and 44% of our net revenue for the three months ended March 31, 2010 and March 31, 2009, respectively. Sales to LG Electronics represented 19% and 25% of our net revenue in the three months ended March 31, 2010 and March 31, 2009, respectively. We anticipate that we will continue to be dependent on these customers for a significant portion of our revenue in the immediate future; however, we do not have long-term contractual purchase commitments from them, and we cannot assure you that they will continue to be our customers. Because our largest customers account for such a significant part of our business, the loss of, or a decline in sales to, any of our major customers would negatively impact our business.

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

As of March 31, 2010, our investment portfolio included interest bearing auction rate securities (ARS) with a fair value of $2.8 million. Our ARS represent investments in debt obligations collateralized by Federal Family Education Program student loans. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The monthly auctions historically provided a liquid market for these securities. However, beginning in 2008, uncertainties in the credit markets have affected all of our holdings in ARS and auctions for our investments in these securities have failed to settle on their respective settlement dates. Auctions for our investments in these securities continued to fail through March 31, 2010.

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

We obtain a portion of our revenues through sales to distributors located in Asia who act as our fulfillment representatives. Sales to distributors accounted for 34% and 22% of our net revenues for the three months ended March 31, 2010 and March 31, 2009, respectively. In the normal course of their operation as fulfillment representatives, these distributors typically perform functions such as order scheduling, shipment coordination, inventory stocking, payment and collections and, when applicable, currency exchange between purchasers of our products and these distributors. Our distributors’ compensation for these functions is reflected in the price of the products we sell to these distributors. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. If these distributors are unable to pay us in a timely manner or if we anticipate that they will not pay us, we may elect to withhold future shipments, which could adversely affect our operating results. If one of our distributors experiences severe financial difficulties, becomes insolvent or declares bankruptcy, we could lose product inventory held by that distributor and we could be required to write off the value of any receivables owed to us by that distributor. We could also be required to record bad debt expense in excess of our reserves. We may not be successful in recognizing these indications or in finding replacement distributors in a timely manner, or at all, any of which could harm our operating results, cash flow and financial condition.

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

We conduct, and expect to continue to conduct, almost all of our business with companies that are located outside the United States. Based on ship-to locations, substantially all of our revenues for the three months ended March 31, 2010 and March 31, 2009 came from customers in Asia, particularly South Korea, Taiwan, China and Japan. A vast majority of our contract manufacturing operations are located in South Korea, Taiwan, Malaysia and China. In addition, we have a design center in Shanghai, China. As a result of our international focus, we face several challenges, including:

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

Furthermore, we have in the past agreed, and may in the future agree, to indemnify certain of our customers, distributors, suppliers, subcontractors and their affiliates for attorneys’ fees and damages and costs awarded against these parties in certain circumstances in which our products are alleged to infringe third-party intellectual property rights. These obligations could lead us to incur significant additional costs in related intellectual property litigation involving these parties, which could cause our operating results to suffer.

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

During the three months ended March 31, 2010, we did not repurchase shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

Dated: April 28, 2010	By:	/S/ BRIAN R. MCDONALD
Brian R. McDonald
Chief Financial Officer, Vice President of Worldwide Finance and Secretary

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.