Form 10-Q
period 2010-06-30
ADVANCED ANALOGIC TECHNOLOGIES INC
filed 2010-07-30
CIK 1104042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

There were 42,112,625 shares of the registrant’s common stock outstanding as of July 26, 2010.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares and par value)

	June 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$10,418	$36,120
Short-term investments	83,518	65,883

Total cash, cash equivalents and short-term investments	93,936	102,003
Accounts receivable, net of allowances	12,818	9,348
Inventories	9,567	7,234
Prepaid expenses and other current assets	3,153	4,291

Total current assets	119,474	122,876
Property and equipment, net	4,661	4,607
Other assets	3,263	3,110
Deferred income taxes	318	318
Intangibles, net	83	117
Goodwill	16,116	16,116

Total assets	$143,915	$147,144

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$10,249	$6,614
Accrued liabilities	4,825	3,726
Income tax payable	139	114

Total current liabilities	15,213	10,454
Long-term income tax payable	5,067	4,365
Other long-term liabilities	290	275

Total liabilities	20,570	15,094

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value—100,000,000 shares authorized; 46,306,066 and 42,112,625 shares issued and outstanding, respectively, as of June 30, 2010; 46,127,931 and 42,934,490 shares issued and outstanding, respectively, as of December 31, 2009	46	46
Treasury stock, at cost; 4,193,441 and 3,193,441 shares as of June 30, 2010 and December 31, 2009, respectively	(12,251)	(8,649)
Additional paid-in capital	185,442	182,457
Accumulated other comprehensive loss	(185)	(212)
Accumulated deficit	(49,707)	(41,592)

Total stockholders’ equity	123,345	132,050

Total liabilities and stockholders’ equity	$143,915	$147,144

See accompanying notes to the unaudited condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues	$23,146	$22,978	$45,064	$39,527
Cost of revenues	12,609	11,882	23,924	21,000

Gross profit	10,537	11,096	21,140	18,527

Operating expenses:
Research and development	7,836	6,808	14,938	13,391
Sales, general and administrative	6,109	6,281	12,270	11,710
Patent litigation	245	385	1,329	686

Total operating expenses	14,190	13,474	28,537	25,787

Loss from operations	(3,653)	(2,378)	(7,397)	(7,260)
Interest and other income:
Interest and investment income	77	245	177	616
Other income (expense), net	(62)	70	(93)	52

Total interest and other income, net	15	315	84	668

Loss before income taxes	(3,638)	(2,063)	(7,313)	(6,592)
Provision for income taxes	273	426	802	1,105

Net loss	$(3,911)	$(2,489)	$(8,115)	$(7,697)

Net loss per share:
Basic	$(0.09)	$(0.06)	$(0.19)	$(0.18)
Diluted	$(0.09)	$(0.06)	$(0.19)	$(0.18)
Weighted average shares used in net loss per share calculation:
Basic	42,887	42,938	42,923	42,995
Diluted	42,887	42,938	42,923	42,995

See accompanying notes to the unaudited condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,115)	$(7,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	919	1,041
Stock-based compensation	2,574	3,222
Provision for doubtful accounts	(1)	34
Tax benefit from stock option exercises	—	22
Excess tax benefit from stock options	—	(22)
Net unrealized gain on trading securities	(3)	(57)
Loss on sales of property and equipment	1	68
Changes in operating assets and liabilities:
Accounts receivable	(3,469)	(4,735)
Inventories	(2,345)	(813)
Prepaid expenses and other current assets	952	686
Other assets	17	(6)
Deferred income taxes	—	(29)
Accounts payable	3,917	5,973
Accrued liabilities and other long-term liabilities	1,091	166
Income taxes payable	727	981

Net cash used in operating activities	(3,735)	(1,166)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,195)	(266)
Purchases of short-term investments	(66,782)	(37,936)
Proceeds from sales and maturities of short-term investments	49,147	48,404
Sale of long-term investment	50	50
Purchases of long-term investment	—	(175)

Net cash provided by (used in) investing activities	(18,780)	10,077

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	423	94
Common stock repurchases	(3,602)	(3,299)
Excess tax benefit from stock options	—	22
Principal payments on capital lease obligations	—	(41)

Net cash used in financing activities	(3,179)	(3,224)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(8)	14

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,702)	5,701
CASH AND CASH EQUIVALENTS—Beginning of period	36,120	52,094

CASH AND CASH EQUIVALENTS—End of period	$10,418	$57,795

NONCASH INVESTING ACTIVITY:
Increase (decrease) in accounts payable and accrued liabilities related to property and equipment purchases	$(330)	$266
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$1
Cash paid for income taxes	$70	$61

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other future period. The condensed consolidated balance sheet as of December 31, 2009 is derived from the audited consolidated financial statements as of and for the year then ended.

2. INVESTMENTS

As of June 30, 2010, the Company had investments in short-term debt instruments and auction rate securities (ARS), which were classified as available-for-sale. The Company also had investments in ARS that were classified as trading securities. Short-term investments consist primarily of investment grade debt securities with a maturity of greater than 90 days at the time of purchase. Interest earned on securities is included in “Interest and investment income” in the Condensed Consolidated Statements of Operations.

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

The following table, which excludes cash, is a summary of cash equivalents, short-term investments and long-term investments classified as available-for-sale as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Money market funds	$4,732	$—	$—	$4,732
Municipal bonds	31,374	—	(11)	31,363
U.S. Treasury bills	52,151	4	—	52,155
Auction rate securities	1,900	—	(107)	1,793

Total	$90,157	$4	$(118)	$90,043

Amounts included in:
Cash equivalents	$4,732	$—	$—	$4,732
Short-term investments	83,525	4	(11)	83,518
Other assets	1,900	—	(107)	1,793

Total	$90,157	$4	$(118)	$90,043

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

Fair Value Hierarchy

The Company classifies investments within Level 1 of the fair value hierarchy when the fair value is based on quoted prices in active markets for identical assets or liabilities. The Company considers a market to be active when transactions for the asset occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of June 30, 2010, the Company’s Level 1 investments consisted of money market funds and U.S. Treasury bills.

The Company classifies investments within Level 2 of the fair value hierarchy when the fair value is based on broker/dealer quotes which use observable market inputs instead of quoted market prices in active markets. As of June 30, 2010, the Company’s Level 2 investments consisted of municipal bonds.

Investments are classified within Level 3 of the fair value hierarchy if the fair value is determined using unobservable inputs that are not corroborated by market data. The valuation of Level 3 investments requires the use of significant management judgments or estimation. The Company’s Level 3 investments consist of ARS and ARS exchange rights (“ARS Put Option”). The methodology used for determining the fair value of these Level 3 financial assets is described below.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table, which excludes cash, presents the fair value of the Company’s cash equivalents, short-term investments and long-term investments as of June 30, 2010 and December 31, 2009:

			Fair Value Measurements as of June 30, 2010 Using:
	Carrying Amount	Total fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$4,732	$4,732	$4,732	$—	$—
Municipal bonds	31,363	31,363	—	31,363	—
U.S. Treasury bills	52,155	52,155	52,155	—	—
Auction rate securities	1,793	1,793	—	—	1,793

Total Available-for-sale securities	$90,043	$90,043	$56,887	$31,363	$1,793

Other investments:
Auction rate securities classified as trading securities	$1,012	$1,012	$—	$—	$1,012
ARS put option	188	188	—	—	188

Total Other investments	$1,200	$1,200	$—	$—	$1,200

Amounts included in:
Cash and cash equivalents	$4,732
Short-term investments	83,518
Prepaid expenses and other current assets	1,200
Other assets	1,793

Total	$91,243

			Fair Value Measurements as of December 31, 2009 Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$15,964	$15,964	$15,964	$—	$—
Municipal bonds	65,119	65,119	—	65,119	—
U.S. government agency bonds	12,011	12,011	—	12,011	—
Auction rate securities	1,825	1,825	—	—	1,825

Total Available-for-sale securities	$94,919	$94,919	$15,964	$77,130	$1,825

Other investments:
Auction rate securities classified as trading securities	$593	$593	$—	$—	$593
ARS put option	604	604	—	—	604

Total Other investments	$1,197	$1,197	$—	$—	$1,197

Amounts included in:
Cash and cash equivalents	$27,211
Short-term investments	65,883
Prepaid expenses and other current assets	1,197
Other assets	1,825

Total	$96,116

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using unobservable inputs (Level 3):

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Auction Rate Securities	ARS Put Option
Beginning balances as of December 31, 2009	$2,418	$604
Unrealized gain included in accumulated other comprehensive loss	8	—
Unrealized gain (loss) recognized in earnings	400	(397)

Ending balances as of March 31, 2010	2,826	207

Unrealized gain included in accumulated other comprehensive loss	10	—
Unrealized gain (loss) recognized in earnings	19	(19)
Purchases, sales, issuances and settlements, net	(50)	—

Ending balances as of June 30, 2010	$2,805	$188

The amount of total unrealized gain for the period included in accumulated other comprehensive loss attributable to assets still held at the reporting date	$18	$—

The amount of total unrealized gain for the period recognized in earnings attributable to assets still held at the reporting date	$419	$(416)

Auction Rate Securities

As of June 30, 2010, the Company’s investment portfolio included $3.1 million of ARS with a fair value of $2.8 million. As of December 31, 2009, the Company’s investment portfolio included $3.2 million of ARS with a fair value of $2.4 million.

The Company’s ARS are interest-bearing investments in debt obligations collateralized by Federal Family Education Program student loans. The Company considers the ARS market to be inactive because auctions have failed to settle on their respective settlement dates since 2008. Further, the secondary market for ARS is inactive and there have been few issuer repurchases. The Company believes that available pricing information is not determinative of the ARS fair value. As such, the Company estimated the fair value of its ARS as of June 30, 2010 and December 31, 2009 using a discounted cash flow model.

To determine the fair value of its ARS, the Company estimated the contractual interest that will be earned during the expected time to liquidity, and discounted these cash flows to reflect liquidity and credit risk. The discount factor represents the current market conditions for instruments with similar credit quality, adjusted by 300 basis points to reflect the risk in the marketplace for the ARS. The following average assumptions were used to determine the ARS fair value as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Expected time to liquidity	2 to 4 years	2 to 4 years
Expected annual rate of return	1.3% to 1.8%	1.1% to 1.7%
Discount rate	4.5% to 6.1%	4.9% to 19.3%

During the quarter-ended December 31, 2008, the Company entered into a settlement agreement with UBS (“the Agreement”) under which it was granted ARS exchange rights (“ARS Put Option”) that provided it with the right, but not the obligation, to sell one of its ARS to UBS for the full $1.2 million par value during the period of June 30, 2010 to July 2, 2012. The Company exercised its ARS Put Option to sell these ARS to UBS on June 30, 2010. Following the exercise of the ARS Put Option, the sale of these ARS was settled and the cash was received on July 1, 2010. Due to the pending sale, as of June 30, 2010 the Company classified the related ARS and the ARS Put Option within prepaid and other current assets on the condensed consolidated balance sheet, as it is the Company’s policy to account for the sale of such securities based on the settlement date as opposed to the trade date. The Company’s other ARS are classified within other long-term assets on the condensed consolidated balance sheet because the Company estimates that it will take longer than one year for a successful auction or issuer repurchase to occur.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

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

During the three months ended June 30, 2010, the Company repurchased 1.0 million shares of its common stock for a total cost of $3.6 million. The Company did not repurchase shares of its common stock during the three months ended March 31, 2010. During the three and six months ended June 30, 2009, the Company repurchased a total of 1.1 million shares of its common stock for a total cost of $3.3 million. As of June 30, 2010, the Company has $17.7 million of remaining funds authorized to purchase shares under the stock repurchase plan. Shares repurchased are accounted for as treasury stock and the total cost of shares repurchased is recorded as a reduction to stockholders’ equity.

Stock-Based Compensation Expense and Valuation of Awards

The following table summarizes stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2010 and June 30, 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of operations classifications	2010	2009	2010	2009
Cost of revenues	$65	$84	$138	$147
Research and development	559	733	1,137	1,433
Sales, general and administrative	635	829	1,299	1,642

Total stock-based compensation expense	$1,259	$1,646	$2,574	$3,222

There was no related tax effect for stock-based compensation expense for the three and six months ended June 30, 2010 and June 30, 2009 as the Company has a full valuation allowance against its U.S. deferred tax assets.

The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of stock options. The Company used the following weighted average assumptions to calculate the fair value of stock options granted during the three and six months ended June 30, 2010 and June 30, 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Volatility	63%	59%	63%	61%
Expected option term (in years)	4.80	4.25	4.80	3.67
Expected annual dividend yield	0%	0%	0%	0%
Risk free interest rate	2.18%	1.85%	2.27%	1.35%

The expected term of the Company’s stock options represents the estimated weighted-average period that the stock options are expected to remain outstanding. Beginning in 2010, to determine the expected term, the Company estimates future employee exercise behavior by considering its historical option exercise and post-vest cancellation experience as well as the contractual term of its stock option grants. The Company bases its expected volatility assumption on its daily historical volatility data over a period commensurate with the expected term. Due to the low volume of traded options on the Company’s common stock and because the term of traded options was much shorter than the expected term of the Company’s stock options, implied volatility was not included in the valuation of options granted during the three and six months ended June 30, 2010. Prior to 2010, due to the limited history of trading since the Company’s initial public offering in 2005, the Company’s expected term and volatility assumptions were based in part on the volatility and expected term data of a group of peer companies.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

A reconciliation of shares used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Weighted average shares used to calculate basic net loss per share	42,887	42,938	42,923	42,995
Effect of dilutive securities:
Stock options	—	—	—	—

Dilutive potential common stock	—	—	—	—

Weighted average shares used to calculate diluted net loss per share	42,887	42,938	42,923	42,995

For both the three and six months ended June 30, 2010, the Company excluded 9.0 million and 9.1 million potentially dilutive securities from the computation of diluted net loss per share, respectively. For the three and six months ended June 30, 2009, the Company excluded 7.5 million and 8.5 million potentially dilutive securities from the computation of diluted net loss per share, respectively.

6. OTHER COMPREHENSIVE LOSS

Other comprehensive loss includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net loss, as reported	$(3,911)	$(2,489)	$(8,115)	$(7,697)
Changes in cumulative translation adjustment	8	46	9	20
Changes in unrealized gains(losses) on investments, net of taxes	20	(32)	18	(147)

Total other comprehensive loss	$(3,883)	$(2,475)	$(8,088)	$(7,824)

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

	June 30, 2010	December 31, 2009
	(in thousands)
Inventories
Work in process	$5,297	$3,209
Finished goods	4,270	4,025

Total inventories	$9,567	$7,234

Property and equipment, net
Computers and software	$5,740	$5,458
Office and test equipment	7,966	7,439
Leasehold improvements	1,470	1,441
Gross property and equipment	15,176	14,338
Accumulated depreciation and amortization	(10,515)	(9,731)

Total property and equipment, net	$4,661	$4,607

Accrued liabilities
Accrued payroll and benefits	$2,893	$1,645
Deferred revenue	82	110
Accrued legal and accounting services	238	458
Warranty reserve	63	105
Accrued payables and other	1,549	1,408

Total accrued liabilities	$4,825	$3,726

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination. As of June 30, 2010, the Company’s goodwill balance was $16.1 million, of which $15.7 million relates to the Company’s October 2006 acquisition of Analog Power Semiconductor Corporation and $0.4 million relates to the Company’s June 2008 acquisition of Elite Micro Devices, Inc.

The Company evaluates goodwill for impairment, at a minimum, on an annual basis on September 30 and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. During the three and six months ended June 30, 2010, the Company determined that goodwill impairment indicators were not present.

Intangible Assets

The Company’s intangible asset balance was $0.1 million as of June 30, 2010 and December 31, 2009. The Company amortizes intangible assets on a straight-line basis over the estimated useful life of the assets. The intangible assets balance of $0.1 million will be amortized over the remainder of 2010 and 2011.

9. SEGMENT INFORMATION

The Company operates in one reportable segment: the design, development, marketing and sale of power management semiconductor products and solutions for the communications, computing and consumer portable and personal electronics marketplace. The Company’s chief operating decision maker is its chief executive officer.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of net revenues by geographic region based on the location to which the product is shipped:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
South Korea	$10,798	$14,972	$23,041	$26,769
China	5,233	5,450	9,709	8,403
Taiwan	5,998	1,592	10,172	2,481
Europe	276	423	643	798
North America	247	342	550	692
Japan	594	199	949	384

Total	$23,146	$22,978	$45,064	$39,527

The following table summarizes net revenues and accounts receivable for customers who accounted for 10% or more of accounts receivable or net revenues, respectively:

	Accounts Receivable as of		Net Revenues Three Months Ended June 30,		Net Revenues Six Months Ended June 30,
	June 30, 2010	December 31, 2009	2010	2009	2010	2009
Customer
A	30%	42%	18%	30%	22%	31%
B	24%	29%	17%	25%	18%	25%
C	*	*	12%	10%	11%	*
D	10%	*	*	*	*	*

*	Amount represents less than 10%.

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

The Company recorded tax provisions of $0.3 million and $0.4 million for the three months ended June 30, 2010 and 2009, respectively. The Company recorded tax provisions of $0.8 million and $1.1 million for the six months ended June 30, 2010 and 2009, respectively. The Company established a full valuation allowance against its United States deferred tax assets on December 31, 2008. The Company has established valuation allowances for deferred tax assets based on a “more likely than not” threshold. The Company’s ability to realize its deferred tax assets depends on its ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The Company considers the following possible sources of taxable income when assessing the realization of its deferred tax assets:

•	Future reversals of existing taxable temporary differences;

•	Future taxable income exclusive of reversing temporary differences and carryforwards;

•	Taxable income in prior carryback years; and

•	Tax-planning strategies.

The Company concludes that a valuation allowance is required when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. The Company utilizes a rolling three years of actual results as its primary measure of its cumulative losses in recent years. As of June 30, 2010, the Company continues to have a three year cumulative loss and, therefore, concludes that a valuation allowance is still required.

During the six months ended June 30, 2010, the Company increased its total amount of unrecognized tax benefits by approximately $3.3 million, including an accrual of interest and penalties of less than $0.1 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company is currently under examination by the Internal Revenue Service for tax years 2005 to 2007. In May 2009, the Company received an IRS examination report showing proposed changes to its income tax for the 2005 and 2006 tax years. The Company filed a timely protest to the May 2009 IRS examination report, completed its meetings with the IRS Appeals Division, and is awaiting final resolution. In April 2010, the Company received an IRS examination report showing proposed changes to its income tax for the 2007 tax year. The Company filed a timely protest to the April 2010 IRS examination report in May 2010 and is currently waiting for discussions with the IRS Appeals Division. The Company believes the adjustments proposed in these IRS examination reports are not supported by the facts and are inconsistent with applicable tax laws and existing Treasury regulations. No payments, if any, will be made related to the disputed proposed adjustments until the issues are resolved with either the IRS Appeals Division or the tax court. The Company believes that it has adequately provided in its financial statements for any additional taxes that it may be required to pay as a result of these examinations.

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

The Company provides a warranty against defects in materials and workmanship and will either repair the goods, provide replacement products at no charge to the customer or refund amounts to the customer for defective products. The Company records estimated warranty costs, based on historical experience by product, at the time it recognizes product revenues. The Company’s warranty reserve balance was $0.1 million as of June 30, 2010 and December 31, 2009.

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On October 1, 2008, the USITC instigated a formal enforcement proceeding at the request of Linear Technology. In that enforcement proceeding, Linear alleges that the Company imported certain switching regulator products in violation of the limited exclusion order originally issued on September 24, 2007. The list of products alleged to be in violation was modified by a mutual agreement between the parties under which the Company voluntarily agreed to cease importation of its switching regulator products that do not use its most recent low-noise design. A trial for the remaining products (i.e., those that use the Company’s low-noise design) was completed on January 13, 2010. The final determination of that trial was issued on July 19, 2010 and held that the Company’s low-noise switching regulators are subject to the limited exclusion order and cannot be imported by the Company. As mentioned above, the limited exclusion order applies only to the Company and its agents and does not prevent importation of downstream products. U.S. sales of the products involved in the enforcement have never been significant.

Both parties are expected to appeal unfavorable portions of the final determination to the United States Court of Appeals for the Federal Circuit. As a result, the Company expects to incur significant legal expenses that will be expensed when incurred.

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

12. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Accounting Standards Codification Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 became effective for the Company’s 2010 fiscal year and early application was not permitted. The Company’s adoption of this new guidance did not have any impact on its consolidated results of operations or financial position.

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

Overview

Our net revenues for the three months ended June 30, 2010 was relatively unchanged compared to the three months ended June 30, 2009. Gross margin for the three months ended June 30, 2010 decreased to 46% compared to 48% for the three months ended June 30, 2009 primarily due to an unfavorable product mix and manufacturing variances, partially offset by a lower charge for excess and obsolete inventory.

Our net revenues for the six months ended June 30, 2010 increased by $5.5 million compared to the six months ended June 30, 2009 primarily due to higher sales of our products in Taiwan, partially offset by lower sales in Korea. Gross margin for the six months ended June 30, 2010 was relatively unchanged compared to the six months ended June 30, 2009.

Cash, cash equivalents and short-term investments as of June 30, 2010 decreased by $8.1 million to $93.9 million compared to $102.0 million as of December 31, 2009, primarily due to $3.7 million used in operating activities, $3.6 million used to repurchase shares of our common stock and $1.2 million used to purchase property and equipment. We continue to be debt free as of June 30, 2010.

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

Management believes that there have been no significant changes during the three and six months ended June 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2009, except for changes to the assumptions used in our computation of stock-based compensation expense which became effective during the three months ended March 31, 2010.

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

The grant date fair value of our stock options was calculated using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the use of highly subjective assumptions which determine the fair value of stock options, including the price volatility of the underlying stock and the stock option’s expected term. The expected term of our stock options represents the estimated weighted-average period that the stock options are expected to remain outstanding. Beginning in 2010, to determine the expected term, we estimate future employee exercise behavior by considering our historical option exercise and post-vest cancellation experience as well as the contractual term of our stock option grants. We base our expected volatility assumption on our daily historical volatility data over a period commensurate with the expected term. Due to the low volume of the traded options on our common stock and because the term of traded options was much shorter than the expected term of our stock options, implied volatility was not included in the valuation of options granted during the three and six months ended June 30, 2010. Prior to 2010, due to the limited history of trading since our initial public offering in 2005, our expected term and volatility assumptions were based in part on the volatility and expected term data of a group of peer companies. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of our stock options. The dividend yield is based on our history and expectation of dividend payouts. We have never declared or paid any cash dividends on common stock, and we do not anticipate paying cash dividends in the foreseeable future.

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

Results of Operations

The following table sets forth our unaudited historical operating results, in dollar amounts and as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2010		2009		2010		2009
Net revenues	$23,146	100.0%	$22,978	100.0%	$45,064	100.0%	$39,527	100.0%
Cost of revenues	12,609	54.5	11,882	51.7	23,924	53.1	21,000	53.1

Gross profit	10,537	45.5	11,096	48.3	21,140	46.9	18,527	46.9
Operating expenses:
Research and development	7,836	33.9	6,808	29.6	14,938	33.1	13,391	33.9
Sales, general and administrative	6,109	26.4	6,281	27.3	12,270	27.2	11,710	29.6
Patent litigation	245	1.1	385	1.7	1,329	2.9	686	1.7

Total operating expenses	14,190	61.3	13,474	58.6	28,537	63.3	25,787	65.2

Loss from operations	(3,653)	(15.8)	(2,378)	(10.3)	(7,397)	(16.4)	(7,260)	(18.3)
Interest and other income:
Interest and investment income	77	0.3	245	1.1	177	0.4	616	1.6
Other income (expense), net	(62)	(0.3)	70	0.3	(93)	(0.2)	52	0.1

Total interest and other income, net	15	0.1	315	1.4	84	0.2	668	1.7

Loss before income taxes	(3,638)	(15.7)	(2,063)	(9.0)	(7,313)	(16.2)	(6,592)	(16.7)
Provision for income taxes	273	1.2	426	1.9	802	1.8	1,105	2.8

Net loss	$(3,911)	(16.9)%	$(2,489)	(10.8)%	$(8,115)	(18.0)%	$(7,697)	(19.5)%

Comparison of Three and Six Months ended June 30, 2010 and June 30, 2009

Revenues

The following table illustrates our net revenues by principal product families:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
	(in thousands, except percentages)
Display and Lighting Solutions	$12,680	55%	$14,602	64%	$25,650	57%	$26,095	66%
Voltage Regulation and DC/DC Conversion	5,197	22%	4,005	17%	9,440	21%	5,796	14%
Interface and Power Management	3,624	16%	3,359	15%	6,619	15%	6,189	16%
Battery Management	1,645	7%	1,012	4%	3,355	7%	1,447	4%

Total	$23,146	100%	$22,978	100%	$45,064	100%	$39,527	100%

Our net revenues for the three months ended June 30, 2010 were relatively unchanged compared to the three months ended June 30, 2009. Total unit shipments in the three months ended June 30, 2010 increased 12% compared to the three months ended June 30, 2009 while the average selling prices decreased by approximately 9%.

Our net revenues for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 increased by $5.5 million, or 14%. Our sales of Voltage Regulation and DC/DC Conversion and Battery Management product families increased for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to our continued effort to grow and diversify our product offerings. Total unit shipments increased 26% during the first six months of 2010 compared to the first six months of 2009 while the average selling prices decreased 9%.

Geographically, higher sales in Taiwan were offset by a decrease in sales in Korea for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. For the six months ended June 30, 2010 compared to the six months ended June 30, 2009, the increase in sales was primarily due to higher sales in Taiwan and China, partially offset by a decrease in sales in Korea.

Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)
Net revenues	$23,146	$22,978	$168	1%	$45,064	$39,527	$5,537	14%
Cost of revenues	12,609	11,882	727	6%	23,924	21,000	2,924	14%

Gross profit	$10,537	$11,096			$21,140	$18,527

Gross profit margin percentage	45.5%	48.3%	(2.8)%		46.9%	46.9%	0%

Gross margin for the three months ended June 30, 2010 decreased to 46% compared to 48% for the three months ended June 30, 2009 primarily due to an unfavorable product mix and manufacturing variances, partially offset by a lower charge for excess and obsolete inventory.

Gross margin for the six months ended June 30, 2010 was relatively unchanged compared to the six months ended June 30, 2009 because unfavorable product mix and manufacturing variances were offset by a lower charge for excess and obsolete inventory.

During the three months ended June 30, 2010, our gross inventory write-down was approximately $0.8 million, partially offset by the sale of $0.5 million of previously written down inventory. During the three months ended June 30, 2009, our gross inventory write-down was approximately $1.2 million, partially offset by the sale of $0.7 million of previously written down inventory.

During the six months ended June 30, 2010, our gross inventory write-down was approximately $1.3 million, partially offset by the sale of $1.1 million of previously written down inventory. During the six months ended June 30, 2009, our gross inventory write-down was approximately $2.2 million, partially offset by the sale of $1.1 million of previously written-down inventory.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)
Research and development	$7,836	$6,808	$1,028	15%	$14,938	$13,391	$1,547	12%
Percentage of net revenues	33.9%	29.6%	4.3%		33.1%	33.9%	(0.8)%

Research and development expenses for the three months ended June 30, 2010 increased by $1.0 million as compared to the three months ended June 30, 2009 primarily due to a $0.7 million increase in payroll and personnel related expenses due to an increase in headcount and a $0.4 million increase in non-recurring engineering costs.

Research and development expenses for the six months ended June 30, 2010 increased by $1.5 million as compared to the six months ended June 30, 2009 primarily due to a $1.3 million increase in payroll and benefit related expenses as a result of an increase in headcount and our conclusion of certain cost reduction measures including company-wide shutdowns that occurred during the three months ended March 31, 2009 and a $0.5 million increase in outside service expenses, partially offset by a $0.3 million decrease in stock-based compensation expense.

Sales, General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)
Sales, general and administrative	$6,109	$6,281	$(172)	(3)%	$12,270	$11,710	$560	5%
Percentage of net revenues	26.4%	27.3%	(0.9)%		27.2%	29.6%	(2.4)%

Sales, general and administrative expenses for the three months ended June 30, 2010 decreased by $0.2 million as compared to the three months ended June 30, 2009 primarily due to a $0.3 million decrease in tax and audit related expenses.

Sales, general and administrative expenses for the six months ended June 30, 2010 increased by $0.6 million as compared to the six months ended June 30, 2009 primarily due to a $0.6 million increase in payroll and payroll related expenses as a result of higher headcount and our conclusion of certain cost reduction measures including company-wide shutdowns that occurred during the three months ended March 31, 2009.

Patent Litigation

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)
Patent litigation	$245	$385	$(140)	(36)%	$1,329	$686	$643	94%
Percentage of net revenues	1.1%	1.7%	(0.6)%		2.9%	1.7%	1.2%

Patent litigation expense decreased by $0.1 million during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to the timing of activity in our patent infringement cases.

Patent litigation expense increased by $0.6 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to a higher level of activity in our patent infringement cases during the three months ended March 31, 2010.

We believe that we will continue to incur significant litigation expenses for the remainder of 2010 and future years. For a description of our litigation, please see Part II, Item 1—Legal Proceedings—for further details.

Interest and Investment Income

Interest and investment income was $0.1 million for the three months ended June 30, 2010, compared to $0.2 million for the three months ended June 30, 2009 primarily due to lower average interest rates.

Interest and investment income was $0.2 million for the six months ended June 30, 2010, compared to $0.6 million for the six months ended June 30, 2009 primarily due to lower average interest rates.

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

We recorded tax provisions of $0.3 million and $0.4 million for the three months ended June 30, 2010 and 2009, respectively. We recorded tax provisions of $0.8 million and $1.1 million for the six months ended June 30, 2010 and 2009, respectively. We established a full valuation allowance against our United States deferred tax assets on December 31, 2008. We have established valuation allowances for deferred tax assets based on a “more likely than not” threshold. Our ability to realize our deferred tax assets depends on our ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We consider the following possible sources of taxable income when assessing the realization of our deferred tax assets:

•	Future reversals of existing taxable temporary differences;

•	Future taxable income exclusive of reversing temporary differences and carryforwards;

•	Taxable income in prior carryback years; and

•	Tax-planning strategies.

We conclude that a valuation allowance is required when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling three years of actual results as our primary measure of our cumulative losses in recent years. As of June 30, 2010, we continue to have a three year cumulative loss and, therefore, conclude that a valuation allowance is still required.

During the six months ended June 30, 2010, we increased our total amount of unrecognized tax benefits by approximately $3.3 million, including an accrual of interest and penalties of less than $0.1 million. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.

We are currently under examination by the Internal Revenue Service for tax years 2005 to 2007. In May 2009, we received an IRS examination report showing proposed changes to our income tax for the 2005 and 2006 tax years. We filed a timely protest to the May 2009 IRS examination report, completed our meetings with the IRS Appeals Division, and are awaiting final resolution. In April 2010, we received an IRS examination report showing proposed changes to our income tax for the 2007 tax year. We filed a timely protest to the April 2010 IRS examination report in May 2010 and are currently waiting for discussions with the IRS Appeals Division. We believe the adjustments proposed in these IRS examination reports are not supported by the facts and are inconsistent with applicable tax laws and existing Treasury regulations. No payments, if any, will be made related to the disputed proposed adjustments until the issues are resolved with either the IRS Appeals Division or the tax court. We believe that we have adequately provided in our financial statements for any additional taxes that we may be required to pay as a result of these examinations.

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

Recent Accounting Pronouncements

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Accounting Standards Codification Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 became effective for our 2010 fiscal year and early application was not permitted. Our adoption of this new guidance did not have any impact on our consolidated results of operations or financial position.

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

Liquidity and Capital Resources

	Six Months Ended June 30,
(in thousands, except percentages)	2010	2009	Increase (Decrease)
Net cash used in operating activities	$(3,735)	$(1,166)	$(2,569)
Net cash used in (provided by) investing activities	(18,780)	10,077	(28,857)
Net cash used in financing activities	(3,179)	(3,224)	45
Effect of exchange rate changes on cash and cash equivalents	(8)	14	(22)

Net increase (decrease) in cash and cash equivalents	$(25,702)	$5,701	$(31,403)

Net Cash Used in Operating Activities

Cash used in operating activities was $3.7 million for the six months ended June 30, 2010. Cash used in operating activities was comprised of the net loss of $8.1 million, less non-cash adjustments including $2.6 million of stock-based compensation expense and $0.9 million of depreciation and amortization. Cash used in operating activities was also comprised of $3.5 million used to increase accounts receivable as a result of higher sales and $2.3 million used to increase inventory. These uses were offset by a $3.9 million increase in accounts payable due to the timing of our purchases, a $1.1 million increase in accrued liabilities and other long-term liabilities primarily due an increase in the accrual for payroll and related expenses, a $1.0 million decrease in prepaid expenses and other current assets primarily due to a decrease in interest receivable and a $0.7 million increase in income taxes payable due to the current year income taxes.

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

Net Cash Provided By (Used in) Investing Activities

Net cash used in investing activities of $18.8 million for the six months ended June 30, 2010 was primarily comprised of $66.8 million used to purchase short-term investments and $1.2 million used to purchase property and equipment, partially offset by $49.1 million of proceeds from sales and maturities of short-term investments.

Net cash provided by investing activities was $10.1 million for the six months ended June 30, 2009 and was comprised of $48.4 million of proceeds from sales and maturities of short-term investments, partially offset by $37.9 million used to purchase short-term investments.

Net Cash Used in Financing Activities

Net cash used in financing activities was $3.2 million for the six months ended June 30, 2010, primarily due to $3.6 million used to repurchase our common stock during the period, partially offset by $0.4 million of proceeds from stock option exercises.

Net cash used in financing activities was $3.2 million for the six months ended June 30, 2009, primarily due to $3.3 million used to repurchase our common stock during the period.

Liquidity

Our cash, cash equivalents and short term investments were $93.9 million as of June 30, 2010 and $102.0 million as of December 31, 2009. We believe our existing cash, cash equivalents and short-term investment balances, as well as any cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Contractual Obligations

The following table describes our principal contractual cash obligations as of June 30, 2010:

	Total	Remaining 2010	2011	2012	2013	2014	2015 and beyond
	(in thousands)
Operating leases	$7,300	$1,231	$1,952	$1,833	$1,056	$541	$687
Purchase commitments (1)	9,172	9,172	—	—	—	—	—

Total contractual obligations	$16,472	$10,403	$1,952	$1,833	$1,056	$541	$687

(1)	Purchase commitments consist primarily of our commitment to purchase wafers and assembly services.

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

During the three months ended June 30, 2010, we repurchased a total of 1.0 million shares of our common stock for a total cost of $3.6 million. We did not repurchase shares of our common stock during the three months ended March 31, 2010. During the three and six months ended June 30, 2009, we repurchased a total of 1.1 million shares of our common stock for a total cost of $3.3 million. As of June 30, 2010, we have $17.7 million of remaining funds authorized to purchase shares under the stock repurchase plan. Shares repurchased are accounted for as treasury stock and the total cost of shares repurchased is recorded as a reduction to stockholders’ equity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2010, we had cash and cash equivalents totaling $10.4 million, compared to $36.1 million at December 31, 2009. At June 30, 2010, we had $83.5 million in short-term investments as compared to $65.9 million at December 31, 2009. Cash equivalents have an original or remaining maturity when purchased of 90 days or less; short-term investments generally have an original or remaining maturity when purchased of greater than 90 days. Our investment policy places emphasis on instruments with more liquidity.

The taxable equivalent interest rates for the three months ended June 30, 2010 and 2009, on those cash equivalents and short-term investments average approximately 0.3% and 1.0%, respectively. The taxable equivalent interest rates for the six months ended June 30, 2010 and 2009, on those cash equivalents and short-term investments average approximately 0.4% and 1.2%. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. While none of the securities in which we invested are secured by real estate, these securities may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and treasury notes.

A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at June 30, 2010 would cause the fair value of these investments to decrease by approximately $0.2 million, which would not significantly impact our financial position or results of operations. A hypothetical decrease in market interest rates of 100 basis points from the market rates in effect at June 30, 2010 would cause the fair value of these investments to increase by less than $0.1 million. Declines in interest rates over time will result in lower interest income. Based upon our analysis the fair values did not change materially as our investments are of short duration.

As of June 30, 2010, our investment portfolio included $3.1 million of ARS with a fair value of $2.8 million. As of December 31, 2009, our investment portfolio included $3.2 million of ARS with a fair value of $2.4 million.

Our ARS are interest-bearing investments in debt obligations collateralized by Federal Family Education Program student loans. We consider the ARS market to be inactive because auctions have failed to settle on their respective settlement dates since 2008. Further, the secondary market for ARS is inactive and there have been few issuer repurchases. We believe that available pricing information is not determinative of the ARS fair value. As such, we estimated the fair value of our ARS as of June 30, 2010 and December 31, 2009 using a discounted cash flow model.

To determine the fair value of our ARS, we estimated the contractual interest that will be earned during the expected time to liquidity, and discounted these cash flows to reflect liquidity and credit risk. The discount factor represents the current market conditions for instruments with similar credit quality, adjusted by 300 basis points to reflect the risk in the marketplace for the ARS. The following average assumptions were used to determine the ARS fair value as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Expected time to liquidity	2 to 4 years	2 to 4 years
Expected annual rate of return	1.3% to 1.8%	1.1% to 1.7%
Discount rate	4.5% to 6.1%	4.9% to 19.3%

During the quarter-ended December 31, 2008, we entered into a settlement agreement with UBS (“the Agreement”) under which we were granted ARS exchange rights (“ARS Put Option”) that provided us with the right, but not the obligation, to sell one of our ARS to UBS for the full $1.2 million par value during the period of June 30, 2010 to July 2, 2012. We exercised our ARS Put Option to sell these ARS to UBS on June 30, 2010. Following the exercise of the ARS Put Option, the sale of these ARS was settled and the cash was received on July 1, 2010. Due to the pending sale, as of June 30, 2010 we classified the related ARS and the ARS Put Option within prepaid and other current assets on the condensed consolidated balance sheet, as it is our policy to account for the sale of such securities based on the settlement date as opposed to the trade date. Our other ARS are classified within other long-term assets on the condensed consolidated balance sheet because we estimate that it will take longer than one year for a successful auction or issuer repurchase to occur.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of June 30, 2010, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 was (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2010 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On October 1, 2008, the USITC instigated a formal enforcement proceeding at the request of Linear Technology. In that enforcement proceeding, Linear alleges that we imported certain switching regulator products in violation of the limited exclusion order originally issued on September 24, 2007. The list of products alleged to be in violation was modified by a mutual agreement between the parties under which we voluntarily agreed to cease importation of our switching regulator products that do not use our low-noise design. A trial for the remaining products (i.e., those that use our most recent low-noise design) was completed on January 13, 2010. The final determination of that trial was issued on July 19, 2010 and held that our low-noise switching regulators are subject to the limited exclusion order and cannot be imported by us. As mentioned above, the limited exclusion order applies only to AATI and its agents and does not prevent importation of downstream products. U.S. sales of the products involved in the enforcement have never been significant.

Both parties are expected to appeal unfavorable portions of the final determination to the United States Court of Appeals for the Federal Circuit. As a result, we expect to incur significant legal expenses that will be expensed when incurred.

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

We received an aggregate of approximately 89% and 91% of our net revenues from our ten largest customers for the three months ended June 30, 2010 and June 30, 2009, respectively. Any action by one of our largest customers that affects our orders, product pricing or vendor status could significantly reduce our revenues and harm our financial results.

We receive a substantial portion of our revenues from a small number of customers. For the three months ended June 30, 2010, Samsung and LG Electronics were our largest customers. Sales to Samsung represented 18% and 30% of our net revenues in the three months ended June 30, 2010 and June 30, 2009, respectively. Additionally, we sell to a number of contract manufacturers of Samsung. Sales to Samsung and its contract manufacturers represented 28% and 38% of our net revenues for the three months ended June 30, 2010 and June 30, 2009, respectively. Sales to LG Electronics represented 17% and 25% of our net revenues in the three months ended June 30, 2010 and June 30, 2009, respectively. We anticipate that we will continue to be dependent on these customers for a significant portion of our revenues in the immediate future; however, we do not have long-term contractual purchase commitments from them, and we cannot assure you that they will continue to be our customers. Because our largest customers account for such a significant part of our business, the loss of, or a decline in sales to, any of our major customers would negatively impact our business.

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

As of June 30, 2010, our investment portfolio included interest bearing auction rate securities (ARS) with a fair value of $2.8 million. Our ARS represent investments in debt obligations collateralized by Federal Family Education Program student loans. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The monthly auctions historically provided a liquid market for these securities. However, beginning in 2008, uncertainties in the credit markets have affected all of our holdings in ARS and auctions for our investments in these securities have failed to settle on their respective settlement dates. Auctions for our investments in these securities continued to fail through June 30, 2010.

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

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. Our competitiveness and future success depends on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. A fundamental shift in technologies in any of our product markets could harm our competitive position within these markets. Our failure to anticipate these shifts, to develop new technologies or to react to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenues and a loss of design wins to our competitors. For example, we introduced 77 new products in 2009, of which 33 products utilize our new ModularBCD process, however many of them have not yet been adopted by our customers. Our understanding is that our overall product acceptance rate is typical for the semiconductor analog sector due to ongoing competition, long design-in and qualification cycles, late introduction and/or product not meeting exact customer requirements. In some instances, our products were designed into a customer’s product or system but our customer’s product failed to gain market acceptance so no substantial business resulted. In other cases, we may introduce a product before the market is ready to accept or require the features offered in our product, in which revenues may result at a later and somewhat unpredictable date in the future.

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

We obtain a portion of our revenues through sales to distributors located in Asia who act as our fulfillment representatives. Sales to distributors accounted for 43% and 25% of our net revenues for the three months ended June 30, 2010 and June 30, 2009, respectively. In the normal course of their operation as fulfillment representatives, these distributors typically perform functions such as order scheduling, shipment coordination, inventory stocking, payment and collections and, when applicable, currency exchange between purchasers of our products and these distributors. Our distributors’ compensation for these functions is reflected in the price of the products we sell to these distributors. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. If these distributors are unable to pay us in a timely manner or if we anticipate that they will not pay us, we may elect to withhold future shipments, which could adversely affect our operating results. If one of our distributors experiences severe financial difficulties, becomes insolvent or declares bankruptcy, we could lose product inventory held by that distributor and we could be required to write off the value of any receivables owed to us by that distributor. We could also be required to record bad debt expense in excess of our reserves. We may not be successful in recognizing these indications or in finding replacement distributors in a timely manner, or at all, any of which could harm our operating results, cash flow and financial condition.

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

We conduct, and expect to continue to conduct, almost all of our business with companies that are located outside the United States. Based on ship-to locations, substantially all of our revenues for the three months ended June 30, 2010 and June 30, 2009 came from customers in Asia, particularly South Korea, Taiwan, China and Japan. A vast majority of our contract manufacturing operations are located in South Korea, Taiwan, Malaysia and China. In addition, we have a design center in Shanghai, China. As a result of our international focus, we face several challenges, including:

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

In economic downturns where consumer demand for our customer’s products is reduced or delayed, we expect lower revenues and reduced profitability. In response to these downturns, we may implement certain cost reduction actions including spending controls, forced holidays and company shutdowns, employee layoffs, shortened work-weeks and involuntary salary reductions. It is uncertain what affect such measures may have on our ability to retain key talent and staff members, or our ability to rehire employees should business improve. For example, in 2008, we reduced our headcount and announced employee salary reductions. It is unclear what long term affect these actions may have on our ability to recruit and retain engineering, sales and managerial talent.

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

Uncertainty over the outcome of our litigation with Linear Technology may cause our customers or potential customers to elect not to include our products that are the subject of this litigation into the design of their systems. Once a customer’s system designer initially chooses a competitor’s product for a particular electronic system, it becomes significantly more difficult for us to sell our products for use in that electronic system, because changing suppliers can involve significant cost, time, effort and risk for our customers. As a result, our litigation with Linear Technology or any similar future litigation may result in significantly increased expenses on a quarterly basis. If we are unsuccessful in any such litigation, our business and our ability to compete in foreign markets could be harmed, and we could be enjoined from selling the accused products, either directly or indirectly, which could have a material adverse impact on our revenues, financial condition, results of operations and cash flows. See Part II, Item 1 – Legal Proceedings.

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

During the three months ended June 30, 2010, we repurchased shares of our common stock as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan or programs
	(In thousands, except per share amounts)
6/1/2010-6/30/2010	1,000	$3.60	1,000	$17,748

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

Dated: July 30, 2010	By:	/S/ BRIAN R. MCDONALD
Brian R. McDonald
Chief Financial Officer, Vice President of Worldwide Finance and Secretary

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.