Form 10-Q
period 2010-09-30
ADVANCED ANALOGIC TECHNOLOGIES INC
filed 2010-10-27
CIK 1104042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

There were 42,212,503 shares of the registrant’s common stock outstanding as of October 22, 2010.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares and par value)

	September 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$30,160	$36,120
Short-term investments	60,609	65,883

Total cash, cash equivalents and short-term investments	90,769	102,003
Accounts receivable, net of allowances	15,250	9,348
Inventories	11,911	7,234
Prepaid expenses and other current assets	2,223	4,291

Total current assets	120,153	122,876
Property and equipment, net	4,676	4,607
Other assets	3,502	3,110
Deferred income taxes	291	318
Intangibles, net	67	117
Goodwill	16,116	16,116

Total assets	$144,805	$147,144

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$13,716	$6,614
Accrued liabilities	4,714	3,726
Income tax payable	107	114

Total current liabilities	18,537	10,454
Long-term income tax payable	1,820	4,365
Other long-term liabilities	295	275

Total liabilities	20,652	15,094

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value—100,000,000 shares authorized; 46,389,102 and 42,195,661 shares issued and outstanding, respectively, as of September 30, 2010; 46,127,931 and 42,934,490 shares issued and outstanding, respectively, as of December 31, 2009	46	46
Treasury stock, at cost; 4,193,441 and 3,193,441 shares as of September 30, 2010 and December 31, 2009, respectively	(12,251)	(8,649)
Additional paid-in capital	187,427	182,457
Accumulated other comprehensive loss	(69)	(212)
Accumulated deficit	(51,000)	(41,592)

Total stockholders’ equity	124,153	132,050

Total liabilities and stockholders’ equity	$144,805	$147,144

See accompanying notes to the unaudited condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues	$24,982	$26,140	$70,046	$65,667
Cost of revenues	14,111	12,763	38,035	33,763

Gross profit	10,871	13,377	32,011	31,904

Operating expenses:
Research and development	8,679	6,928	23,617	20,319
Sales, general and administrative	6,546	6,337	18,816	18,047
Patent litigation	41	1,013	1,370	1,699

Total operating expenses	15,266	14,278	43,803	40,065

Loss from operations	(4,395)	(901)	(11,792)	(8,161)
Interest and other income:
Interest and investment income	51	177	228	793
Other income (expense), net	(63)	(36)	(156)	16

Total interest and other income (expense), net	(12)	141	72	809

Loss before income taxes	(4,407)	(760)	(11,720)	(7,352)
Provision for (benefit from) income taxes	(3,114)	256	(2,312)	1,361

Net loss	$(1,293)	$(1,016)	$(9,408)	$(8,713)

Net loss per share:
Basic	$(0.03)	$(0.02)	$(0.22)	$(0.20)
Diluted	$(0.03)	$(0.02)	$(0.22)	$(0.20)
Weighted average shares used in net loss per share calculation:
Basic	42,156	42,956	42,665	42,982
Diluted	42,156	42,956	42,665	42,982

See accompanying notes to the unaudited condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,408)	$(8,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,385	1,540
Stock-based compensation	4,351	4,940
Provision for doubtful accounts	(1)	34
Net unrealized gain on trading securities	(3)	(61)
Loss on sales of property and equipment	20	69
Changes in operating assets and liabilities:
Accounts receivable	(5,901)	(7,410)
Inventories	(4,674)	(356)
Prepaid expenses and other current assets	709	(155)
Other assets	22	(27)
Deferred income taxes	27	(47)
Accounts payable	7,457	6,345
Accrued liabilities and other long-term liabilities	946	457
Income taxes payable	(2,552)	1,170

Net cash used in operating activities	(7,622)	(2,214)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,012)	(736)
Purchases of short-term investments	(102,744)	(64,584)
Proceeds from sales and maturities of short-term investments	108,023	53,886
Sale of auction-rate securities	1,350	50
Purchases of long-term investment	—	(175)

Net cash provided by (used in) investing activities	4,617	(11,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	618	97
Common stock repurchases	(3,602)	(3,299)
Principal payments on capital lease obligations	—	(41)

Net cash used in financing activities	(2,984)	(3,243)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	29	42
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,960)	(16,974)
CASH AND CASH EQUIVALENTS—Beginning of period	36,120	52,094

CASH AND CASH EQUIVALENTS—End of period	$30,160	$35,120

NONCASH INVESTING ACTIVITY:
Increase (decrease) in accounts payable and accrued liabilities related to property and equipment purchases	$(305)	$75
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$1
Cash paid for income taxes	$144	$141

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other future period. The condensed consolidated balance sheet as of December 31, 2009 is derived from the audited consolidated financial statements as of and for the year then ended.

2. INVESTMENTS

As of September 30, 2010 and December 31, 2009, the Company had investments in short-term debt instruments and long-term auction rate securities (ARS), which were classified as available-for-sale. As of December 31, 2009, the Company also had investments in ARS that were classified as trading securities. Short-term investments consist primarily of investment grade debt securities with a maturity of greater than 90 days at the time of purchase. Interest earned on securities is included in “Interest and investment income” in the Condensed Consolidated Statements of Operations.

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

The following table, which excludes cash, is a summary of cash equivalents, short-term investments and long-term investments classified as available-for-sale as of September 30, 2010 and December 31, 2009:

	September 30, 2010
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Money market funds	$25,224	$—	$—	$25,224
Municipal bonds	11,551	—	(2)	11,549
U.S. Treasury bills	49,059	2	(1)	49,060
Auction rate securities	1,800	—	(88)	1,712

Total	$87,634	$2	$(91)	$87,545

Amounts included in:
Cash equivalents	$25,224	$—	$—	$25,224
Short-term investments	60,610	2	(3)	60,609
Other assets	1,800	—	(88)	1,712

Total	$87,634	$2	$(91)	$87,545

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

3. FAIR VALUE MEASUREMENTS

The Company’s financial assets are measured at fair value. Fair value is the price that the Company estimates would be received to sell its financial assets in an orderly transaction between market participants at the measurement date.

Fair Value Hierarchy

The Company classifies investments within Level 1 of the fair value hierarchy when the fair value is based on quoted prices in active markets for identical assets or liabilities. The Company considers a market to be active when transactions for the asset occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of September 30, 2010, the Company’s Level 1 investments consisted of money market funds and U.S. Treasury bills.

The Company classifies investments within Level 2 of the fair value hierarchy when the fair value is based on broker/dealer quotes which use observable market inputs instead of quoted market prices in active markets. As of September 30, 2010, the Company’s Level 2 investments consisted of municipal bonds.

Investments are classified within Level 3 of the fair value hierarchy if the fair value is determined using unobservable inputs that are not corroborated by market data. The valuation of Level 3 investments requires the use of significant management judgments or estimation. As of September 30, 2010, the Company’s Level 3 investments consisted of ARS. The methodology used for determining the fair value of these Level 3 financial assets is described below.

The following table, which excludes cash, presents the fair value of the Company’s cash equivalents, short-term investments and long-term investments as of September 30, 2010 and December 31, 2009:

			Fair Value Measurements as of September 30, 2010 Using:
	Carrying Amount	Total fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$25,224	$25,224	$25,224	$—	$—
Municipal bonds	11,549	11,549	—	11,549	—
U.S. Treasury bills	49,060	49,060	49,060	—	—
Auction rate securities	1,712	1,712	—	—	1,712

Total Available-for-sale securities	$87,545	$87,545	$74,284	$11,549	$1,712

Amounts included in:
Cash and cash equivalents	$25,224
Short-term investments	60,609
Other assets	1,712

Total	$87,545

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using unobservable inputs (Level 3):

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Auction Rate Securities	ARS Put Option
Beginning balances as of December 31, 2009	$2,418	$604
Unrealized gain included in accumulated other comprehensive loss	8	—
Unrealized gain (loss) recognized in earnings	400	(397)

Ending balances as of March 31, 2010	2,826	207

Unrealized gain included in accumulated other comprehensive loss	10	—
Unrealized gain (loss) recognized in earnings	19	(19)
Purchases, sales, issuances and settlements, net	(50)	—

Ending balances as of June 30, 2010	2,805	188

Unrealized gain included in accumulated other comprehensive loss	19	—
Purchases, sales, issuances and settlements, net	(1,112)	(188)

Ending balances as of September 30, 2010	$1,712	$—

The amount of total unrealized gain for the period included in accumulated other comprehensive loss attributable to assets still held at the reporting date	$37	$—

The amount of total unrealized gain for the period recognized in earnings attributable to assets still held at the reporting date	$—	$—

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Auction Rate Securities

As of September 30, 2010, the Company’s investment portfolio included $1.8 million of ARS with a fair value of $1.7 million. As of December 31, 2009, the Company’s investment portfolio included $3.2 million of ARS with a fair value of $2.4 million.

During the quarter-ended December 31, 2008, the Company entered into a settlement agreement with UBS under which it was granted ARS exchange rights (“ARS Put Option”) that provided it with the right, but not the obligation, to sell one of its ARS to UBS for the full $1.2 million par value during the period of June 30, 2010 to July 2, 2012. The Company exercised its ARS Put Option to sell these ARS to UBS on June 30, 2010. Following the exercise of the ARS Put Option, the sale of these ARS was settled and the $1.2 million of cash was received on July 1, 2010. During the nine months ended September 30, 2010, the Company also sold $0.2 million of its other ARS at par value through issuer redemptions.

As of September 30, 2010, the fair value of the Company’s Level 3 assets decreased by $1.3 million primarily due to the sale of the ARS to UBS per the settlement agreement. As the Company sold the ARS at full par value, there was no resulting impact on the condensed consolidated statements of operations for the three and nine months ended September 30, 2010.

The Company’s ARS are interest-bearing investments in debt obligations collateralized by Federal Family Education Program student loans. The Company considers the ARS market to be inactive because auctions have failed to settle on their respective settlement dates since 2008. Further, the secondary market for ARS is inactive and there have been few issuer repurchases. The Company believes that available pricing information is not determinative of the ARS fair value. As such, the Company estimated the fair value of its ARS as of September 30, 2010 and December 31, 2009 using a discounted cash flow model.

To determine the fair value of its ARS, the Company estimated the contractual interest that will be earned during the expected time to liquidity, and discounted these cash flows to reflect liquidity and credit risk. The discount factor represents the current market conditions for instruments with similar credit quality, adjusted by 300 basis points to reflect the risk in the marketplace for the ARS. The following average assumptions were used to determine the ARS fair value as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Expected time to liquidity	2 years	2 to 4 years
Expected annual rate of return	1.3% to 1.8%	1.1% to 1.7%
Discount rate	4.1%	4.9% to 19.3%

As of September 30, 2010, the Company’s ARS are classified within other long-term assets on the condensed consolidated balance sheet because the Company estimates that it will take longer than one year for a successful auction or issuer repurchase to occur.

4. STOCKHOLDERS’ EQUITY

Common Stock Repurchases

On October 29, 2008, the Company’s board of directors authorized a program to repurchase shares of the Company’s outstanding common stock. Under the stock repurchase program, the Company was authorized to use up to $30 million to repurchase shares of its outstanding common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depends upon market conditions and other factors, in accordance with SEC requirements.

During the three months ended September 30, 2010 and September 30, 2009, the Company did not repurchase any shares of its common stock. During the nine months ended September 30, 2010, the Company repurchased 1.0 million shares of its common stock for a total cost of $3.6 million. During the nine months ended September 30, 2009, the Company repurchased 1.1 million shares of its common stock for a total cost of $3.3 million. As of September 30, 2010, the Company has $17.7 million of remaining funds authorized to purchase shares under the stock repurchase program. Shares repurchased are accounted for as treasury stock and the total cost of shares repurchased is recorded as a reduction to stockholders’ equity.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock-Based Compensation Expense and Valuation of Awards

The following table summarizes stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and September 30, 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of operations classifications	2010	2009	2010	2009
Cost of revenues	$120	$79	$257	$227
Research and development	832	767	1,969	2,199
Sales, general and administrative	825	873	2,125	2,514

Total stock-based compensation expense	$1,777	$1,719	$4,351	$4,940

There was no related tax effect for stock-based compensation expense for the three and nine months ended September 30, 2010 and September 30, 2009 as the Company has a full valuation allowance against its U.S. deferred tax assets.

During the three months ended September 30, 2010, in connection with the departure of two of the Company’s officers, the Company recognized $0.4 million of stock-based compensation expense related to the modification of stock option agreements allowing for an extended post-termination exercise period and accelerated vesting of stock options as part of the separation and release agreements with these officers. During the three months ended September 30, 2010, the Company also recognized $0.2 million of stock-based compensation expense for restricted stock units granted to the officers in connection with their departure.

The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of stock options. The Company used the following weighted average assumptions to calculate the fair value of stock options granted during the three and nine months ended September 30, 2010 and September 30, 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Volatility	63%	53%	63%	58%
Expected option term (in years)	4.71	4.24	4.79	3.89
Expected annual dividend yield	0%	0%	0%	0%
Risk free interest rate	1.52%	2.13%	2.18%	1.66%

The expected term of the Company’s stock options represents the estimated weighted-average period that the stock options are expected to remain outstanding. Beginning in 2010, to determine the expected term, the Company estimates future employee exercise behavior by considering its historical option exercise and post-vest cancellation experience as well as the contractual term of its stock option grants. The Company bases its expected volatility assumption on its daily historical volatility data over a period commensurate with the expected term. Due to the low volume of traded options on the Company’s common stock and because the term of traded options was much shorter than the expected term of the Company’s stock options, implied volatility was not included in the valuation of options granted during the three and nine months ended September 30, 2010. Prior to 2010, due to the limited history of trading since the Company’s initial public offering in 2005, the Company’s expected term and volatility assumptions were based in part on the volatility and expected term data of a group of peer companies.

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

During the three months ended September 30, 2010, the Company granted 0.3 million restricted stock units with a total fair value of $1.1 million. For restricted stock units, the fair value is based on the closing stock price of the Company’s common stock on the grant date, multiplied by the number of restricted stock units granted. The fair

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

5. NET LOSS PER SHARE

The Company calculates basic net loss per common share by dividing net loss by the weighted-average number of common shares outstanding during the period. To determine diluted net loss per common share, the effect of potentially dilutive securities, which consist of common stock options and restricted stock units, is calculated under the treasury stock method. The effect of potentially dilutive securities is excluded from the computation of diluted net loss per share when their effect is anti-dilutive.

A reconciliation of shares used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Weighted average shares used to calculate basic net loss per share	42,156	42,956	42,665	42,982
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock units	—	—	—	—

Dilutive potential common stock	—	—	—	—

Weighted average shares used to calculate diluted net loss per share	42,156	42,956	42,665	42,982

The Company excluded 9.0 million and 8.0 million potentially dilutive securities from the computation of diluted net loss per share for the three months ended September 30, 2010 and September 30, 2009, respectively. The Company excluded 9.1 million and 7.8 million potentially dilutive securities from the computation of diluted net loss per share for the nine months ended September 30, 2010 and September 30, 2009, respectively.

6. OTHER COMPREHENSIVE LOSS

Other comprehensive loss includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net loss, as reported	$(1,293)	$(1,016)	$(9,408)	$(8,713)
Changes in cumulative translation adjustment	92	47	100	66
Changes in unrealized gains (losses) on investments, net of taxes	25	(43)	43	(190)

Total other comprehensive loss	$(1,176)	$(1,012)	$(9,265)	$(8,837)

7. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

	September 30, 2010	December 31, 2009
	(in thousands)

Inventories
Work in process	$7,627	$3,209
Finished goods	4,284	4,025

Total inventories	$11,911	$7,234

Property and equipment, net
Computers and software	$5,652	$5,458
Office and test equipment	8,084	7,439
Leasehold improvements	1,566	1,441

Gross property and equipment	15,302	14,338
Accumulated depreciation and amortization	(10,626)	(9,731)

Total property and equipment, net	$4,676	$4,607

Accrued liabilities
Accrued payroll and benefits	$2,138	$1,645
Deferred revenue	127	110
Accrued legal and accounting services	98	458
Warranty reserve	48	105
Restructuring reserve (1)	547	—
Accrued payables and other	1,756	1,408

Total accrued liabilities	$4,714	$3,726

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(1) During the three months ended September 30, 2010, the Company approved and communicated a restructuring plan for the purpose of reducing future operating expenses by terminating approximately 15 percent of its U.S. workforce. The Company recorded a restructuring charge of $0.5 million during the three months ended September 30, 2010 for severance and insurance benefit payments to be made in connection with the reduction in force. The Company expects to make all severance payments during the three months ending December 31, 2010, while insurance benefits are expected to be paid within the next twelve months.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination. As of September 30, 2010, the Company’s goodwill balance was $16.1 million, of which $15.7 million relates to the Company’s October 2006 acquisition of Analog Power Semiconductor Corporation and $0.4 million relates to the Company’s June 2008 acquisition of Elite Micro Devices, Inc.

The Company evaluates goodwill for impairment, at a minimum, on an annual basis on September 30 and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company performed its annual goodwill impairment test as of September 30, 2010 and determined that goodwill was not impaired.

Intangible Assets

The Company’s intangible asset balance was $0.1 million as of September 30, 2010 and $0.1 million as of December 31, 2009. The Company amortizes intangible assets on a straight-line basis over the estimated useful life of the assets. The intangible assets balance of $0.1 million will be amortized over the remainder of 2010 and 2011.

9. SEGMENT INFORMATION

The Company operates in one reportable segment: the design, development, marketing and sale of power management semiconductor products and solutions for the communications, computing and consumer portable and personal electronics marketplace. The Company’s chief operating decision maker is its chief executive officer.

The following is a summary of net revenues by geographic region based on the location to which the product is shipped:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
South Korea	$12,020	$18,201	$35,061	$44,970
China	4,791	4,723	14,500	13,126
Taiwan	7,089	2,547	17,261	5,028
Europe	219	266	862	1,064
North America	311	191	861	883
Japan	552	212	1,501	596

Total	$24,982	$26,140	$70,046	$65,667

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes net revenues and accounts receivable for customers who accounted for 10% or more of accounts receivable or net revenues, respectively:

	Accounts Receivable as of		Net Revenues Three Months Ended September 30,		Net Revenues Nine Months Ended September 30,
	September 30, 2010	December 31, 2009	2010	2009	2010	2009
Customer
A	37%	42%	27%	37%	27%	33%
B	18%	29%	15%	25%	17%	25%
C	16%	*	15%	*	10%	*
D	*	*	*	*	10%	*

*	Amount represents less than 10%.

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

The Company recorded a tax benefit of $3.1 million for the three months ended September 30, 2010 and a tax provision of $0.3 million for the three months ended September 30, 2009. The Company recorded a tax benefit of $2.3 million for the nine months ended September 30, 2010 and a tax provision of $1.4 million for the nine months ended September 30, 2009. The significant decrease in the Company’s tax provision from both the three and nine months ended 2009 to 2010 is primarily related to a tax benefit recorded from the reversal of liabilities for uncertain tax positions as a result of the conclusion of the 2005 and 2006 audits by the Internal Revenue Service (“IRS”) and from an increase in loss before taxes.

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

The Company concludes that a valuation allowance is required when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. The Company utilizes a rolling three years of actual results as its primary measure of its cumulative losses in recent years. As of September 30, 2010, the Company continues to have a three year cumulative loss and, therefore, concluded that a valuation allowance is still required.

During the nine months ended September 30, 2010, the Company decreased its total amount of unrecognized tax benefits by approximately $5.7 million as a result of a $7.9 million release of the accrual related to the settlement of the 2005 and 2006 IRS audit, partially offset by a $1.3 million increase from the filing of the 2009 tax return and an accrual for uncertain tax positions for the current year of $0.9 million. The current year increase includes an

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

accrual of interest and penalties of less than $0.1 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

During the three and nine months ended September 30, 2010, the Company recorded a one-time tax benefit of $3.4 million and $2.8 million, respectively, from the settlement of an IRS examination with the Appeals Division for tax years 2005 and 2006. As of September 30, 2010, the Company decreased the accrual for uncertain tax positions by $7.9 million, of which $5.1 million offset deferred tax assets which currently has a full valuation allowance against it.

In April 2010, the Company received an IRS examination report showing proposed changes to its income tax for the 2007 tax year. The Company filed a timely protest to the April 2010 IRS examination report in May 2010 and is currently waiting for discussions with the IRS Appeals Division. The Company believes the adjustments proposed in the IRS examination report are not supported by the facts and are inconsistent with applicable tax laws and existing Treasury regulations. No payments, if any, will be made related to the disputed proposed adjustments until the issues are resolved with either the IRS Appeals Division or the tax court. The Company believes that it has adequately provided in its financial statements for any additional taxes that it may be required to pay as a result of the examination.

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

The Company provides a warranty against defects in materials and workmanship and will either repair the goods, provide replacement products at no charge to the customer or refund amounts to the customer for defective products. The Company records estimated warranty costs, based on historical experience by product, at the time it recognizes product revenues. The Company’s warranty reserve balance was less than $0.1 million as of September 30, 2010 and $0.1 million as of December 31, 2009.

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

On October 1, 2008, the USITC initiated a formal enforcement proceeding at the request of Linear Technology. In that enforcement proceeding, Linear Technology alleges that the Company imported certain switching regulator products in violation of the limited exclusion order originally issued on September 24, 2007. The list of products alleged to be in violation was modified by a mutual agreement between the parties under which the Company voluntarily agreed to cease importation of its switching regulator products that do not use its most recent low-noise design. A trial for the remaining products (i.e., those that use the Company’s low-noise design) was completed on January 13, 2010. The final determination of that trial was issued on July 19, 2010 and held that the Company’s low-noise switching regulators are subject to the limited exclusion order and cannot be imported by the Company. As mentioned above, the limited exclusion order applies only to the Company and its agents and does not prevent importation of downstream products. U.S. sales of the products involved in the enforcement have never been significant. The Company has served notice that it will appeal unfavorable portions of the final determination to the United States Court of Appeals for the Federal Circuit.

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

The Company will continue to incur patent litigation expenses for the remainder of 2010 and future years. The Company records legal expenses as incurred.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-17, Consolidations (Accounting Standards Codification Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 became effective for the Company’s 2010 fiscal year and early application was not permitted. The Company’s adoption of this new guidance did not have any impact on its consolidated results of operations or financial position.

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

Overview

Our net revenues for the three months ended September 30, 2010 decreased by 4% compared to the three months ended September 30, 2009. Gross margin for the three months ended September 30, 2010 decreased to

43.5% compared to 51.2% for the three months ended September 30, 2009 primarily due to an unfavorable product mix.

Our net revenues for the nine months ended September 30, 2010 increased by 7% compared to the nine months ended September 30, 2009. Gross margin decreased to 45.7% for the nine months ended September 30, 2010 compared to 48.6% for the nine months ended September 30, 2009 primarily due to an unfavorable product mix.

Cash, cash equivalents and short-term investments as of September 30, 2010 decreased by $11.2 million to $90.8 million compared to $102.0 million as of December 31, 2009, primarily due to $7.9 million used in operating activities and $3.6 million used to repurchase shares of our common stock. We continue to be debt free as of September 30, 2010.

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

Management believes that there have been no significant changes during the three and nine months ended September 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2009, except for changes to the assumptions used in our computation of stock-based compensation expense which became effective during the three months ended March 31, 2010.

Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards including stock options and restricted stock units is based on the grant date fair value of the award. The fair value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The expense recognized for the portion of the award that is expected to vest has been reduced by an estimated forfeiture rate. The forfeiture rate is determined at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The grant date fair value of our stock options was calculated using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the use of highly subjective assumptions which determine the fair value of stock options, including the price volatility of the underlying stock and the stock option’s expected term. The expected term of our stock options represents the estimated weighted-average period that the stock options are expected to remain outstanding. Beginning in 2010, to determine the expected term, we estimate future employee exercise behavior by considering our historical option exercise and post-vest cancellation experience as well as the contractual term of our stock option grants. We base our expected volatility assumption on our daily historical volatility data over a period commensurate with the expected term. Due to the low volume of the traded options on our common stock and because the term of traded options was much shorter than the expected term of our stock options, implied volatility was not included in the valuation of options granted during the three and nine months ended September 30, 2010. Prior to 2010, due to the limited history of trading since our initial public offering in 2005, our expected term and volatility assumptions were based in part on the volatility and expected term data of a group of peer companies. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of our stock options. The dividend yield is based on our history and expectation of dividend payouts. We have never declared or paid any cash dividends on common stock, and we do not anticipate paying cash dividends in the foreseeable future.

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

Results of Operations

The following table sets forth our unaudited historical operating results, in dollar amounts and as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2010		2009		2010		2009
Net revenues	$24,982	100.0%	$26,140	100.0%	$70,046	100.0%	$65,667	100.0%
Cost of revenues	14,111	56.5	12,763	48.8	38,035	54.3	33,763	51.4

Gross profit	10,871	43.5	13,377	51.2	32,011	45.7	31,904	48.6
Operating expenses:
Research and development	8,679	34.7	6,928	26.5	23,617	33.7	20,319	30.9
Sales, general and administrative	6,546	26.2	6,337	24.2	18,816	26.9	18,047	27.5
Patent litigation	41	0.2	1,013	3.9	1,370	2.0	1,699	2.6

Total operating expenses	15,266	61.1	14,278	54.6	43,803	62.5	40,065	61.0

Loss from operations	(4,395)	(17.6)	(901)	(3.4)	(11,792)	(16.8)	(8,161)	(12.4)
Interest and other income:
Interest and investment income	51	0.2	177	0.7	228	0.3	793	1.2
Other income (expense), net	(63)	(0.3)	(36)	(0.1)	(156)	(0.2)	16	0.0

Total interest and other income (expense), net	(12)	(0.1)	141	0.5	72	0.1	809	1.2

Loss before income taxes	(4,407)	(17.6)	(760)	(2.9)	(11,720)	(16.7)	(7,352)	(11.2)
Provision for (benefit from) income taxes	(3,114)	(12.5)	256	1.0	(2,312)	(3.3)	1,361	2.1

Net loss	$(1,293)	(5.2)%	$(1,016)	(3.9)%	$(9,408)	(13.4)%	$(8,713)	(13.3)%

Comparison of Three and Nine Months ended September 30, 2010 and September 30, 2009

Revenues

The following table illustrates our net revenues by principal product families:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
	(in thousands, except percentages)
Display and Lighting Solutions	$14,592	58%	$17,674	68%	$40,242	58%	$43,770	67%
Voltage Regulation and DC/DC Conversion	4,906	20%	3,680	14%	14,346	20%	9,476	14%
Interface and Power Management	3,503	14%	3,105	12%	10,122	14%	9,293	14%
Battery Management	1,981	8%	1,681	6%	5,336	8%	3,128	5%

Total	$24,982	100%	$26,140	100%	$70,046	100%	$65,667	100%

Our net revenues for the three months ended September 30, 2010 decreased by 4% compared to the three months ended September 30, 2009. For the three months ended September 30, 2010, sales of our Display and Lighting Solutions products decreased while sales of our other product families increased primarily due to our continued efforts to grow and diversify our product offerings. Total unit shipments in the three months ended September 30, 2010 increased 11% compared to the three months ended September 30, 2009 while the average selling prices decreased by approximately 14%.

Our net revenues for the nine months ended September 30, 2010 increased by 7% compared to the nine months ended September 30, 2009. Our sales of Voltage Regulation and DC/DC Conversion and Battery Management product families increased for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to our continued effort to grow and diversify our product offerings. Total unit shipments increased 20% during the first nine months of 2010 compared to the first nine months of 2009 while the average selling prices decreased 11%.

Geographically, higher sales in Taiwan were offset by a decrease in sales in Korea for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, the increase in sales was primarily due to higher sales in Taiwan and China, partially offset by a decrease in sales in Korea.

Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)
Net revenues	$24,982	$26,140	$(1,158)	(4)%	$70,046	$65,667	$4,379	7%
Cost of revenues	14,111	12,763	1,348	11%	38,035	33,763	4,272	13%

Gross profit	$10,871	$13,377			$32,011	$31,904

Gross profit margin percentage	43.5%	51.2%	(7.7)%		45.7%	48.6%	(2.9)%

Gross margin decreased during the three and nine months ended September 30, 2010 compared to the same periods a year ago primarily due to unfavorable product mix.

During the three months ended September 30, 2010, our gross inventory write-down was approximately $0.9 million, partially offset by the sale of $0.4 million of previously written down inventory. During the three months ended September 30, 2009, our gross inventory write-down was approximately $0.9 million, partially offset by the sale of $0.6 million of previously written down inventory.

During the nine months ended September 30, 2010, our gross inventory write-down was approximately $2.2 million, partially offset by the sale of $1.5 million of previously written down inventory. During the nine months ended September 30, 2009, our gross inventory write-down was approximately $3.2 million, partially offset by the sale of $1.7 million of previously written-down inventory.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)
Research and development	$8,679	$6,928	$1,751	25%	$23,617	$20,319	$3,298	16%
Percentage of net revenues	34.7%	26.5%	8.2%		33.7%	30.9%	2.8%

Research and development expenses for the three months ended September 30, 2010 increased by $1.8 million as compared to the three months ended September 30, 2009 primarily due to a $0.7 million increase in engineering wafer and mask expenses, a $0.5 million increase in payroll and personnel related expenses due to an increase in headcount and a $0.4 million increase in severance expenses related to a reduction in force during the three months ended September 30, 2010.

Research and development expenses for the nine months ended September 30, 2010 increased by $3.3 million as compared to the nine months ended September 30, 2009 primarily due to a $1.9 million increase in payroll and payroll related expenses due to an increase in headcount and our conclusion of certain cost reduction measures including company-wide shut-downs that occurred during the three months ended March 31, 2009, a $0.8 million increase in engineering wafer and mask expenses, a $0.5 million increase in outside service expenses and a $0.3 million increase in severance expenses related to a reduction in force during the three months ended September 30, 2010, partially offset by a $0.2 million decrease in stock-based compensation expense.

Sales, General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)
Sales, general and administrative	$6,546	$6,337	$209	3%	$18,816	$18,047	$769	4%
Percentage of net revenues	26.2%	24.2%	2.0%		26.9%	27.5%	(0.6)%

Sales, general and administrative expenses for the three months ended September 30, 2010 remained relatively flat compared to the three months ended September 30, 2009.

Sales, general and administrative expenses for the nine months ended September 30, 2010 increased by $0.8 million as compared to the nine months ended September 30, 2009 primarily due to a $0.8 million increase in travel expenses and a $0.7 million increase in payroll and payroll related expenses as a result of higher headcount and our conclusion of certain cost reduction measures including company-wide shutdowns that occurred during the three months ended March 31, 2009, partially offset by a $0.4 million decrease in stock-based compensation expense.

Patent Litigation

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)
Patent litigation	$41	$1,013	$(972)	(96)%	$1,370	$1,699	$(329)	(19)%
Percentage of net revenues	0.2%	3.9%	(3.7)%		2.0%	2.6%	(0.6)%

Patent litigation expense decreased during the three and nine months ended September 30, 2010 compared to the same periods a year ago due to the timing of activity in our patent infringement cases.

We believe that we will continue to incur patent litigation expenses for the remainder of 2010 and future years. For a description of our litigation, please see Part II, Item 1—Legal Proceedings—for further details.

Interest and Investment Income

Interest and investment income decreased during the three and nine months ended September 30, 2010 compared to the same periods a year ago due to a lower average cash balance and lower average interest rates.

Provision for (benefit from) Income Taxes

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

We recorded a tax benefit of $3.1 million for the three months ended September 30, 2010 and a tax provision of $0.3 million for the three months ended September 30, 2009. We recorded a tax benefit of $2.3 million for the nine months ended September 30, 2010 and a tax provision of $1.4 million for the nine months ended September 30, 2009. The significant decrease in our tax provision from both the three and nine months ended 2009 to 2010 is primarily related to a tax benefit recorded from the reversal of liabilities for uncertain tax positions as a result of the conclusion of the 2005 and 2006 audits by the Internal Revenue Service (“IRS”) and from an increase in loss before taxes.

We established a full valuation allowance against our United States deferred tax assets on December 31, 2008. We established valuation allowances for deferred tax assets based on a “more likely than not” threshold. Our ability to realize our deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We consider the following possible sources of taxable income when assessing the realization of our deferred tax assets:

•	Future reversals of existing taxable temporary differences;

•	Future taxable income exclusive of reversing temporary differences and carryforwards;

•	Taxable income in prior carryback years; and

•	Tax-planning strategies.

We conclude that a valuation allowance is required when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling three years of actual results as the primary measure of the cumulative losses in recent years. As of September 30, 2010, we continue to have a three year cumulative loss and, therefore, concluded that a valuation allowance is still required.

During the nine months ended September 30, 2010, we decreased our total amount of unrecognized tax benefits by approximately $5.7 million as a result of a $7.9 million release of the accrual related to the settlement of the 2005 and 2006 IRS audit, partially offset by a $1.3 million increase from the filing of our 2009 tax return and an accrual for uncertain tax positions for the current year of $0.9 million. The current year increase includes an accrual of interest and penalties of less than $0.1 million. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.

During the three and nine months ended September 30, 2010, we recorded a one-time tax benefit of $3.4 million and $2.8 million, respectively, from the settlement of an IRS examination with the Appeals Division for tax years 2005 and 2006. As of September 30, 2010, we decreased the accrual for uncertain tax positions by $7.9 million, of which $5.1 million offset deferred tax assets which currently has a full valuation allowance against it.

In April 2010, we received an IRS examination report showing proposed changes to our income tax for the 2007 tax year. We filed a timely protest to the April 2010 IRS examination report in May 2010 and are currently waiting for discussions with the IRS Appeals Division. We believe the adjustments proposed in the IRS examination report are not supported by the facts and are inconsistent with applicable tax laws and existing Treasury regulations. No payments, if any, will be made related to the disputed proposed adjustments until the issues are resolved with either the IRS Appeals Division or the tax court. We believe that we have adequately provided in our financial statements for any additional taxes that we may be required to pay as a result of the examination.

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

Recent Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-17, Consolidations (Accounting Standards Codification Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 became effective for our 2010 fiscal year and early application was not permitted. Our adoption of this new guidance did not have any impact on our consolidated results of operations or financial position.

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

Liquidity and Capital Resources

	Nine Months Ended September 30,
(in thousands)	2010	2009	Increase (Decrease)
Net cash used in operating activities	$(7,622)	$(2,214)	$(5,408)
Net cash provided by (used in) investing activities	4,617	(11,559)	16,176
Net cash used in financing activities	(2,984)	(3,243)	259
Effect of exchange rate changes on cash and cash equivalents	29	42	(13)

Net decrease in cash and cash equivalents	$(5,960)	$(16,974)	$11,014

Net Cash Used in Operating Activities

Cash used in operating activities was $7.6 million for the nine months ended September 30, 2010. Cash used in operating activities was comprised of the net loss of $9.4 million, less non-cash adjustments including $4.4 million of stock-based compensation expense and $1.4 million of depreciation and amortization. Cash used in operating activities was also comprised of $5.9 million used to increase accounts receivable as a result of higher sales, $4.7 million used to increase inventory and $2.6 million used to decrease income taxes payable. These uses were offset by a $7.5 million increase in accounts payable due to the timing of purchases and a $1.0 million increase in accrued liabilities and other long-term liabilities primarily due to our accrual for expenses related to a reduction in force during the three months ended September 30, 2010 and an increase in accrued engineering wafer and mask expenses.

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

Net Cash Provided By (Used in) Investing Activities

Net cash provided by investing activities of $4.6 million for the nine months ended September 30, 2010 was primarily comprised of $108.0 million of proceeds from sales and maturities of short-term investments and $1.4 million of proceeds from the sale of auction rate securities, partially offset by $102.7 million from purchases of short-term investments and $2.0 million used to purchase property and equipment.

Net cash used in investing activities was $11.6 million for the nine months ended September 30, 2009 and was primarily comprised of a net cash outflow of $10.7 million from sales, maturities and purchases of our short-term investments and a $0.7 million cash outflow from purchases of property and equipment.

Net Cash Used in Financing Activities

Net cash used in financing activities was $3.0 million for the nine months ended September 30, 2010, primarily due to $3.6 million used to repurchase our common stock during the period, partially offset by $0.6 million of proceeds from stock option exercises.

Net cash used in financing activities was $3.2 million for the nine months ended September 30, 2009, primarily due to repurchases of our common stock during the period.

Liquidity

Our cash, cash equivalents and short term investments were $90.8 million as of September 30, 2010 and $102.0 million as of December 31, 2009. We believe our existing cash, cash equivalents and short-term investment balances, as well as any cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Contractual Obligations

The following table describes our principal contractual cash obligations as of September 30, 2010:

	Total	Remaining 2010	2011	2012	2013	2014	2015 and beyond
	(in thousands)
Operating leases	$6,865	$659	$2,080	$1,841	$1,058	$540	$687
Purchase commitments (1)	10,957	10,957	—	—	—	—	—

Total contractual obligations	$17,822	$7,817	$5,879	$1,841	$1,058	$540	$687

(1)	Purchase commitments consist primarily of our commitment to purchase wafers and assembly services.

Common Stock Repurchases

On October 29, 2008, our board of directors authorized a program to repurchase shares of our outstanding common stock. Under the stock repurchase program, we were authorized to use up to $30 million to repurchase shares of our outstanding common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depended upon market conditions and other factors, in accordance with Securities and Exchange Commission requirements.

During the three months ended September 30, 2010 and September 30, 2009, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2010, we repurchased 1.0 million shares of our common stock for a total cost of $3.6 million. During the nine months ended September 30, 2010, we repurchased 1.1 million shares of our common stock for a total cost of $3.3 million. As of September 30, 2010, we had $17.7 million of remaining funds authorized to purchase shares under the stock repurchase program. Shares repurchased are accounted for as treasury stock and the total cost of shares repurchased is recorded as a reduction to stockholders’ equity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2010, we had cash and cash equivalents totaling $30.2 million, compared to $36.1 million at December 31, 2009. At September 30, 2010, we had $60.6 million in short-term investments as compared to $65.9 million at December 31, 2009. Cash equivalents have an original or remaining maturity when purchased of 90 days or less; short-term investments generally have an original or remaining maturity when purchased of greater than 90 days. Our investment policy places emphasis on instruments with more liquidity.

The taxable equivalent interest rates for the three months ended September 30, 2010 and 2009, on those cash equivalents and short-term investments average approximately 0.2% and 0.7%, respectively. The taxable equivalent interest rates for the nine months ended September 30, 2010 and 2009, on those cash equivalents and short-term investments average approximately 0.3% and 1.0%. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. While none of the securities in which we invested are secured by real estate, these securities may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and treasury notes.

A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at September 30, 2010 would cause the fair value of these investments to decrease by approximately $0.2 million and a hypothetical decrease in market interest rates of 100 basis points from the market rates in effect at September 30, 2010 would cause the fair value of these investments to increase by less than $0.1 million. Neither of which would significantly impact our financial position or results of operations. Based upon our analysis the fair values did not change materially as our investment are of short duration.

As of September 30, 2010, our investment portfolio included $1.8 million of auction rate securities (“ARS”) with a fair value of $1.7 million. As of December 31, 2009, our investment portfolio included $3.2 million of ARS with a fair value of $2.4 million.

During the quarter-ended December 31, 2008, the Company entered into a settlement agreement with UBS under which it was granted ARS exchange rights (“ARS Put Option”) that provided it with the right, but not the obligation, to sell one of its ARS to UBS for the full $1.2 million par value during the period of June 30, 2010 to July 2, 2012. The Company exercised its ARS Put Option to sell these ARS to UBS on June 30, 2010. Following the exercise of the ARS Put Option, the sale of these ARS was settled and the $1.2 million of cash was received on July 1, 2010. During the nine months ended September 30, 2010, we also sold $0.2 million of our other ARS at par value through issuer redemptions.

As of September 30, 2010, the fair value of our Level 3 assets decreased by $1.3 million primarily due to the sale of the ARS to UBS per the settlement agreement. As we sold the ARS at full par value, there was no resulting impact on the condensed consolidated statements of operations for the three and nine months ended September 30, 2010.

Our ARS are interest-bearing investments in debt obligations collateralized by Federal Family Education Program student loans. We consider the ARS market to be inactive because auctions have failed to settle on their respective settlement dates since 2008. Further, the secondary market for ARS is inactive and there have been few issuer repurchases. We believe that available pricing information is not determinative of the ARS fair value. As such, we estimated the fair value of our ARS as of September 30, 2010 and December 31, 2009 using a discounted cash flow model.

To determine the fair value of our ARS, we estimated the contractual interest that will be earned during the expected time to liquidity, and discounted these cash flows to reflect liquidity and credit risk. The discount factor represents the current market conditions for instruments with similar credit quality, adjusted by 300 basis points to reflect the risk in the marketplace for the ARS. The following average assumptions were used to determine the ARS fair value as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Expected time to liquidity	2 years	2 to 4 years
Expected annual rate of return	1.3% to 1.8%	1.1% to 1.7%
Discount rate	4.1%	4.9% to 19.3%

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of September 30, 2010, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 was (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On October 1, 2008, the USITC initiated a formal enforcement proceeding at the request of Linear Technology. In that enforcement proceeding, Linear Technology alleges that we imported certain switching regulator products in violation of the limited exclusion order originally issued on September 24, 2007. The list of products alleged to be in violation was modified by a mutual agreement between the parties under which we voluntarily agreed to cease importation of our switching regulator products that do not use our low-noise design. A trial for the remaining products (i.e., those that use our most recent low-noise design) was completed on January 13, 2010. The final determination of that trial was issued on July 19, 2010 and held that our low-noise switching regulators are subject to the limited exclusion order and cannot be imported by us. As mentioned above, the limited exclusion order applies only to AATI and its agents and does not prevent importation of downstream products. U.S. sales of the products involved in the enforcement have never been significant. We have served notice that we will appeal unfavorable portions of the final determination to the United States Court of Appeals for the Federal Circuit.

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

We will continue to incur patent litigation expenses for the remainder of 2010 and future years. We record legal expenses as incurred.

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

We received an aggregate of approximately 88% and 93% of our net revenues from our ten largest customers for the three months ended September 30, 2010 and September 30, 2009, respectively. Any action by one of our largest customers that affects our orders, product pricing or vendor status could significantly reduce our revenues and harm our financial results.

We receive a substantial portion of our revenues from a small number of customers. For example, for the three months ended September 30, 2010 and September 30, 2009, Samsung and LG Electronics were our largest customers. Sales to Samsung represented 27% and 37% of our net revenues in the three months ended September 30, 2010 and September 30, 2009, respectively. Additionally, we sell to a number of contract manufacturers of Samsung. Sales to Samsung and its contract manufacturers represented 32% and 43% of our net revenues for the three months ended September 30, 2010 and September 30, 2009, respectively. Sales to LG Electronics represented 15% and 25% of our net revenues in the three months ended September 30, 2010 and September 30, 2009, respectively. We anticipate that we will continue to be dependent on these customers for a significant portion of our revenues in the immediate future; however, we do not have long-term contractual purchase commitments from them, and we cannot assure you that they will continue to be our customers. Because our largest customers account for such a significant part of our business, the loss of, or a decline in sales to, any of our major customers would negatively impact our business.

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

As of September 30, 2010, our investment portfolio included interest bearing auction rate securities (ARS) with a fair value of $1.7 million. Our ARS represent investments in debt obligations collateralized by Federal Family Education Program student loans. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The monthly auctions historically provided a liquid market for these securities. However, beginning in 2008, uncertainties in the credit markets have affected all of our holdings in ARS and auctions for our investments in these securities have failed to settle on their respective settlement dates. Auctions for our investments in these securities continued to fail through September 30, 2010.

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

As part of our continued efforts to grow and diversify our product offerings, we recently introduced a new family of LED driver system solutions for LED backlit LCD televisions. The success of these and all of our new products depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors, including:

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

We often incur significant expenditures in the development of a new product without any assurance that our customers’ system designers will select our product for use in their electronic systems. We often are required to anticipate which product designs will generate demand in advance of our customers expressly indicating a need for that particular design. In some cases, there is minimal or no demand for our products in our anticipated target applications. Even if our products are selected by our customers’ system designers, a substantial period of time will elapse before we generate revenues related to the significant expenses we have incurred. The reasons for this delay generally include the following elements of our product sales and development cycle timeline and related influences:

•	our customers usually require a comprehensive technical evaluation of our products before they incorporate them into their electronic systems;

•	it can take up to 12 months from the time our products are selected to complete the design process;

•	it can take an additional 9 to 12 months or longer to complete commercial introduction of the electronic systems that use our products, if they are introduced at all;

•	original equipment manufacturers typically limit the initial release of their electronic systems to evaluate performance and consumer demand; and

•	the development and commercial introduction of products incorporating new technology are frequently delayed.

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

We obtain a portion of our revenues through sales to distributors located in Asia who act as our fulfillment representatives. For example, sales to distributors accounted for 42% and 21% of our net revenues for the three months ended September 30, 2010 and September 30, 2009, respectively. In the normal course of their operation as fulfillment representatives, these distributors typically perform functions such as order scheduling, shipment coordination, inventory stocking, payment and collections and, when applicable, currency exchange between purchasers of our products and these distributors. Our distributors’ compensation for these functions is reflected in the price of the products we sell to these distributors. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. If these distributors are unable to pay us in a timely manner or if we anticipate that they will not pay us, we may elect to withhold future shipments, which could adversely affect our operating results. If one of our distributors experiences severe financial difficulties, becomes insolvent or declares bankruptcy, we could lose product inventory held by that distributor and we could be required to write off the value of any receivables owed to us by that distributor. We could also be required to record bad debt expense in excess of our reserves. We may not be successful in recognizing these indications or in finding replacement distributors in a timely manner, or at all, any of which could harm our operating results, cash flow and financial condition.

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

We conduct, and expect to continue to conduct, almost all of our business with companies that are located outside the United States. Based on ship-to locations, substantially all of our revenues for the three months ended September 30, 2010 and September 30, 2009 came from customers in Asia, particularly South Korea, Taiwan, China and Japan. A vast majority of our contract manufacturing operations are located in South Korea, Taiwan, Malaysia and China. In addition, we have a design center in Shanghai, China. As a result of our international focus, we face several challenges, including:

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

Our products are manufactured at a limited number of locations. If we experience manufacturing problems at a particular location or with a particular supplier, we would be required to transfer manufacturing to a backup supplier. Converting or transferring manufacturing from a primary supplier to a backup fabrication facility could be expensive and could take as long as 6 to 12 months. During such a transition, we would be required to meet customer demand from our then-existing inventory, as well as any partially finished goods that can be modified to the required product specifications. We do not seek to maintain sufficient inventory to address a lengthy transition period because we believe it is uneconomical to keep more than minimal inventory on hand. As a result, we may not be able to meet customer needs during such a transition, which could delay shipments, cause a production delay or stoppage for our customers, result in a decline in our sales and damage our customer relationships. Should we be required to manufacture safety stock and finished goods to insure against any supply interruptions to our customers, there is no guarantee that our customers would necessarily purchase the extra material and excess inventory may result. There is no guarantee we would be able to sell that excess inventory to other customers and we may have to write-off this material as an expense adversely affecting our financial performance.

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

Dated: October 27, 2010	By:	/S/ BRIAN R. MCDONALD
Brian R. McDonald Chief Financial Officer, Vice President of Worldwide Finance and Secretary

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.