Form 10-K/A
period 2010-12-31
ADVANCED ANALOGIC TECHNOLOGIES INC
filed 2011-05-02
CIK 1104042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51349

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	77-0462930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3230 Scott Boulevard Santa Clara, CA	95054
(Address of principal executive offices)	(Zip Code))

Registrant’s telephone number, including area code: (408) 737-4600

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

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

There were 42,829,856 shares of the registrant’s common stock outstanding as of April 27, 2011.

EXPLANATORY NOTE

Advanced Analogic Technologies Incorporated (“AnalogicTech”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2011 for the sole purpose of disclosing the information required in Part III, Items 10 through 14. The reference on the cover page of the Form 10-K to the incorporation by reference of portions of our definitive proxy statement into Part III of the Form 10-K is hereby deleted.

Accordingly, Part III, Items 10 through 14 of the Form 10-K are hereby amended and restated in their entirety, and Part IV, Item 15 of the Form 10-K is hereby amended and restated solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Exchange Act of 1934, as amended. Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth certain information about our executive officers as of May 2, 2011:

Name	Age	Position
Richard K. Williams	52	President, Chief Executive Officer, Chief Technical Officer and Director

Ashok Chandran	51	Vice President, Chief Accounting Officer and interim Chief Financial Officer

Kevin P. D’Angelo	51	Vice President of Advanced Products and Fellow

Dr. Jun-Wei Chen	61	Vice President of Technology

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

Ashok Chandran has served as our Vice President and Chief Accounting Officer since October 2007 and as our interim Chief Financial Officer since April 6, 2011. Mr. Chandran joined us in October 2004 and previously served as our Corporate Controller. Prior to joining us, Mr. Chandran served in senior financial roles at JDS Uniphase from 1999 to 2004. Prior to this, Mr. Chandran served in finance positions at LSI Logic Corporation from 1996 to 1999 and at National Semiconductor Corporation from 1983 to 1995. Mr. Chandran received a Masters of Business Administration from Duke University and a Bachelor’s Degree in Mechanical Engineering with honors from Monash University in Melbourne, Australia.

Kevin P. D’Angelo, one of our founders, has served as our Vice President of Advanced Products and Fellow since February 2009. Prior to this, Mr. D’Angelo served as our Vice President of Engineering since January 2001. Mr. D’Angelo is responsible for integrated circuit design in the United States. Mr. D’Angelo previously served as our Senior Director from June 2000 to January 2001 and as our Senior Manager from January 1999 to June 2000. Mr. D’Angelo received the 2002 Marconi award for excellence in science and technology, and he holds 23 US patents. Mr. D’Angelo received a B.S. in Electrical Engineering from the University of California, San Diego.

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

Directors

The following table sets forth certain information regarding our directors as of May 2, 2011:

Name	Age	Position	Director Since
Jaff Lin	63	Director	1999

Richard K. Williams	52	President, Chief Executive Officer, Chief Technical Officer and Director	1998

Samuel J. Anderson	54	Chairman of the Board of Directors	2001

Jason L. Carlson	48	Director	2010

Thomas P. Redfern	70	Director	2008

Chandramohan Subramaniam	55	Director	2007

Jaff Lin has served as a director since June 1999. Mr. Lin co-founded Maton Venture in 1997 and has served as a Managing Director since its inception. Mr. Lin served as Chief Technical Officer and previously as Vice President of Engineering at BusLogic, Inc. from November 1990 to March 1996. Prior to that, Mr. Lin served in various engineering and marketing management capacities at Cirrus Logic, Inc., Compass Development, Inc. and Scientific Micro Systems. Mr. Lin currently serves on the board of directors of several private companies. Mr. Lin received an M.S. in Electrical Engineering and Computer Science from the University of California, Berkeley and a B.S. in Nuclear Engineering from the National Tsing Hua University in Taiwan. Mr. Lin’s experience enables him to provide engineering and marketing expertise as well as outside director experience to the Board of Directors.

Richard K. Williams, one of our founders, has served as our President and Chief Executive Officer since April 2000 and also as our Chief Technical Officer and a director since September 1998. From September 1998 to April 2000, Mr. Williams previously served as our Vice President of Engineering and Product Strategy. Prior to joining us, Mr. Williams served at Siliconix incorporated from September 1980 to September 1998, most recently as Senior Director of Device Concept & Design. Mr. Williams holds more than 200 U.S. patents in device, process, package, circuit, system and application methods and apparatus, and has written over 100 published articles and invited papers. Mr. Williams is a senior member of the Institute of Electrical and Electronic Engineers. Mr. Williams received an M.S. in Electrical Engineering from Santa Clara University and a B.S., with honors, in Electrical Engineering (specializing in semiconductor device physics and fabrication) from the University of Illinois at Urbana-Champaign. As Chief Executive Officer, Mr. Williams provides the Board of Directors with insight and information related to our business and operations and participates in the ongoing review of strategic issues.

Samuel J. Anderson has served as a director and as Chairman of our Board of Directors since August 2001. Mr. Anderson was a founder of Great Wall Semiconductor Corporation and has served as its Chairman, President and Chief Executive Officer since January 2002. Mr. Anderson previously served as Vice President of Business Development at ON Semiconductor Corporation from August 1999 to December 2001 and held various positions in the semiconductor products sector of Motorola, Inc. from June 1986 to August 1999. Mr. Anderson has also served on the board of directors of Vicor Corporation since 2001. Mr. Anderson holds over 20 U.S. patents in the area of semiconductor technology. Mr. Anderson received an M.S. in Microelectronics from Arizona State University, an M.S. in Physics from Queen’s University of Belfast, Ireland and a B.S. in Electronics from the University of Ulster, Ireland. Mr. Anderson provides the Board of Directors with industry experience as a chief executive officer with extensive technology experience.

Jason L. Carlson has served as a director since November 2010. Mr. Carlson is currently the Chief Executive Officer of QD Vision, a private nanomaterials product company, since July 2010. Prior to joining QD Vision, Mr. Carlson served as President and Chief Executive Officer of Emo Labs, Inc., an early-stage developer of innovative audio speaker technology from February 2006 to July 2010. Prior to joining Emo Labs,

Mr. Carlson served as President and Chief Executive Officer of Semtech Corporation, a publicly-traded vendor of analog and mixed-signal semiconductors, with an emphasis on power management applications, from November 2002 to October 2005. From December 1999 to July 2002, he was Vice President & General Manager for the Crystal Product Division and the Consumer Products & Data Acquisition Division of Cirrus Logic, Inc. a publicly-traded vendor of analog and mixed-signal semiconductors for consumer and industrial applications. Mr. Carlson joined Cirrus Logic in July 1999 when that company acquired AudioLogic, Inc., of which he had been Chief Executive Officer. Mr. Carlson also currently serves on the board of directors and is Chairman of the Audit Committee of Vicor Corporation, a publicly-traded developer and manufacturer of power components and systems. Mr. Carlson brings to the Board of Directors experience as both a public company executive and as an entrepreneur, as well as an understanding of the evolution of technical innovation in the semiconductor and power conversion industries.

Thomas P. Redfern has served as a director since February 2008. Mr. Redfern served as a National Semiconductor Fellow in the Analog Products Group at National Semiconductor Corp. from 1996 until his retirement in 2001. From 1989 through 1996 he held various directorial positions at National Semiconductor Corp. including Director of the Audio Group, Director of Development for the Audio/Video Group, and Director of New Product Development for the Interface and Peripheral Group. Prior to 1989, Mr. Redfern worked as the Director of MOS Design at Linear Technology Corp. and served in various engineering, marketing and management capacities at National Semiconductor Corp., Garrett Micro-Circuits Corp. and American Micro-Systems Inc. Mr. Redfern served on the board of directors of Sipex Corporation from April 2003 until August 2007. Mr. Redfern received an MSEE and BSEE from Stanford University. Mr. Redfern brings to the Board of Directors expertise in the semiconductor industry in various areas which include applications, marketing and design.

Chandramohan Subramaniam has served as a director since March 2007. Mr. Subramaniam has been a Vice President of Medtronic Incorporated since May 2008. Mr. Subramaniam served as President of the Puja Consulting Group from January 2005 to May 2008. Prior to that, Mr. Subramaniam served as the Senior Vice President of Operations for MEMC Electronics Materials, Inc., a public silicon wafer manufacturing company, from December 2003 to December 2004. Prior to that, Mr. Subramaniam was the Vice President and Director of Final Manufacturing for ON Semiconductor Corporation, a public semiconductor company, from May 1999 to December 2003. Before joining ON Semiconductor Corporation, Mr. Subramaniam held various positions at Motorola, Inc. from 1983 to 1999. Mr. Subramaniam also currently serves on the board of directors of IceMos Technology Ltd., a private company. Mr. Subramaniam received a B.S. in Electrical/Electronics Engineering from the University of Manchester, England. Mr. Subramaniam’s experience enables him to provide operational and engineering expertise in the semiconductor industry to the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and ten percent stockholders to file reports of ownership and changes in ownership with the SEC. The same persons are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms and written representations that no other reports were required during the fiscal year ended December 31, 2010, we believe that all our executive officers, directors and ten percent stockholders complied with the applicable filing requirements, with the exception of a late Form 4 filed on May 12, 2010 on behalf of Samuel Anderson and a late Form 4 filed on November 26, 2010 on behalf of Jason Carlson. In making these statements, we have relied upon examination of the copies of Forms 3, 4, and 5, and amendments thereto, provided to us and the written representations of its directors, executive officers and 10% stockholders.

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics for all of our employees and independent contractors, which is applicable to all principal executive, financial and accounting officers. Our

Code of Business Conduct and Ethics can be accessed on our website at www.aati.com. We will file a Form 8-K with the SEC, disclosing any material amendment to the Code of Business Conduct and Ethics or waiver of a provision of the Code of Business Conduct and Ethics, including the name of the officer to whom the waiver was granted, within four business days after such amendment or waiver. We inform and reiterate to our employees our Code of Business Conduct and Ethics at regular intervals and at our employee meetings.

Audit Committee Information

The Audit Committee of our Board of Directors currently consists of Messrs. Anderson, Carlson and Subramaniam, each of whom is independent within the meaning of the NASDAQ listing standards, as currently in effect. The Board of Directors has determined that Mr. Carlson is an “audit committee financial expert” as defined in the SEC rules. Mr. Carlson serves as Chairman of the Audit Committee.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following compensation discussion and analysis describes the material elements of compensation for our named executive officers as identified in the summary compensation table.

General

The Compensation Committee of our Board of Directors, or the Board, makes all decisions regarding base salaries of our executive officers, including the named executive officers. The Compensation Committee makes all of the decisions regarding incentive plan and other bonus awards, as well as stock option and restricted stock unit (“RSU”) grants under our 2005 Equity Incentive Plan, or the 2005 Plan.

We use competitive data from many sources to establish executive compensation. We have not adopted rigid policies tying executive compensation to one specific benchmark. After consultation with our finance department, our chief executive officer presents recommendations to the Compensation Committee. The Compensation Committee approves all adjustments to executive compensation with respect to salary, bonus and long-term incentives.

The day-to-day design and administration of health and paid time-off plans and policies applicable to salaried employees in general are handled by cross functional teams of our human resources, finance and legal department employees. These cross-functional teams meet at least once per quarter. The Board remains responsible for certain fundamental changes outside the day-to-day requirements necessary to maintain these plans and policies.

Our Business Environment

We operate in an extremely competitive industry of power management semiconductors. The Board believes that the compensation programs for our executive officers should be designed to attract, motivate and retain talented executives responsible for our success and should be determined within a competitive framework and based on the achievement of designated business objectives, individual contribution and financial performance.

Compensation Program Objectives and Rewards

Our compensation and benefits programs are driven by our business environment and are designed to enable us to achieve our long term objectives by maintaining and adhering to a competitive compensation philosophy. The programs’ objectives are to:

•

Establish compensation policies and guidelines that will attract and retain qualified personnel through an overall level of compensation that is competitive within our industry. The Compensation Committee sets base salaries, performance-based bonuses, equity-based compensation and benefits competitively so that we can attract and retain executive management;

•

Encourage the achievement of our long-range objectives by providing performance-based bonuses which relate directly to the achievement of individual performance factors and strategic objectives such as enhancing stockholder value. Executive performance-based bonuses consider financial metrics such as sales revenues, gross margins and operating income on a company level and performance against management objectives on an individual level; and

•	Promote a direct relationship between compensation and our performance by facilitating executive officer stock ownership through stock option and RSU awards.

All of our compensation and benefits for our named executive officers described below have a primary purpose for our need to attract, retain and motivate the highly talented individuals who will engage in the behaviors necessary to enable us to succeed while upholding our values in a highly competitive marketplace.

•	Base salary and benefits are designed to attract and retain employees over time.

•

Long-Term Incentives: stock options and RSU’s granted under the 2005 Plan, which focus on our executives’ efforts on the behaviors within the recipients’ control that they believe are necessary to ensure our long-term success, as reflected in increases to our stock price, growth in our earnings per share and other elements.

•

Severance and change in control plans are designed to facilitate our ability to attract and retain executives as we compete for talented employees in a marketplace where such protections are commonly offered. The change in control arrangements with certain of our executive officers encourages employees to remain focused on our business in the event of rumored or actual fundamental corporate changes.

In establishing the various elements of our executive officers’ compensation, our Compensation Committee believes it is important to be informed as to current compensation practices of comparable publicly held companies in our industry. We did not engage a compensation consultant to advise us in 2010, but instead relied on internally generated summaries of public filings of selected competitors, the input of our executive placement firm and compensation ranges provided to other recent hires. Our Compensation Committee believes that its periodic review and consideration of this data has been sufficient to allow it to make informed decisions with regard to executive compensation matters.

The Elements of Our Compensation Program

Base Salary. The Compensation Committee reviews and approves salaries for our chief executive officer, chief financial officer and other executive officers. Base salaries are established by the Compensation Committee based upon competitive compensation data as well as each person’s job responsibilities, level of experience, individual performance and contributions to the business. Base salary decisions are based upon these factors and the Compensation Committee uses its discretion and judgment when considering the various factors to come to a final salary figure. The Compensation Committee generally seeks input from our chief executive officer and our chief financial officer, when discussing performance of, and compensation levels for, executives other than themselves. None of our executive officers participate in deliberations relating to his or her own compensation.

Effective January 1, 2009, in light of the significant adverse global economic conditions that were affecting our business, we reduced the base salaries of our executive officers by approximately 11%. Since 2009, we have adjusted the salary of one of our Named Executive Officers. Base salary and non-equity incentive plan compensation are the elements of compensation that are used in determining the amount of contributions permitted under our 401(k) Plan.

Annual Cash Incentives and Non-Equity Incentive Plan Awards.

Annual incentive bonuses. Annual incentive bonuses for executive officers are intended to reflect the Board’s belief that a significant portion of the compensation of each executive officer should be contingent upon our performance, as well as the individual contribution of each executive officer. During fiscal 2010, the Compensation Committee determined the target annual discretionary bonuses for our chief executive officer and other executive officers based on a number of factors, including our revenue, profitability and other company goals for the fiscal year as well as the contribution of each executive officer. The methodology for the payment of discretionary targeted cash bonuses for our executive officers contemplates the payment of a percentage of the executive officer’s annual base salary based upon the achievement of specified corporate revenue targets. The payment schedule for fiscal 2010 for such discretionary cash bonuses to the executive officers was such that approximately 50% of the bonus earned, if any, would be payable in the third quarter of 2010, based upon our revenue targets achieved through the second quarter of 2010, and the remainder of the cash bonus earned, if any, would be payable in the first quarter of 2011 based upon our revenue targets achieved through the end of 2010.

In July 2010 and in February 2011, the Board approved the following bonuses for our named executive officers based upon the achievement of specified revenue targets in the first half of fiscal year 2010, which bonuses were paid in the third quarter of 2010, and of specified revenue targets in the second half of fiscal year 2010, which bonuses were paid in the first quarter of 2011, respectively:

Named Executive Officer	First Half 2010 Bonus Amount	Second Half 2010 Bonus Amount
Richard K. Williams	$120,000	$108,000
President, Chief Executive Officer and Chief Technical Officer
Brian R. McDonald	$80,000	$72,000
Former Chief Financial Officer, Vice President of Worldwide Finance and Secretary
Kevin D’Angelo	$49,000	$34,000
Vice President of Advanced Products and Fellow
Dr. Jun-Wei Chen	$41,000	$48,000
Vice President of Technology
David Schwartz	$52,000	$45,000
Former Vice President of Worldwide Sales
Allen Lam	$25,000	$—
Former Vice President of Worldwide Operations
Edward Lam	$53,000	$—
Former Vice President of Marketing and Engineering

All of the above bonus payments for 2010 to our executive officers were based primarily on the achievement of the revenue targets established by the Compensation Committee for each half of 2010. Our 2010 bonus targets were based primarily on the following annualized revenue ranges approved by the Compensation Committee:

•	Zero bonus payout for revenue below $77.6 million;

•	50% bonus payout for revenue at $87.3 million;

•	100% bonus payout for revenue at $97.0 million;

•	150% bonus payout for revenue at $106.7 million; and

•	200% bonus payout for revenue at $116.4 million.

In addition to using the achievement of the above revenue targets to determine the bonus payments for 2010, the Compensation Committee exercised its discretion and made certain adjustments in consideration of individual performance.

For 2011, we have established revenue targets for the payment of executive bonuses using a similar methodology, and we believe that it is reasonably likely that our revenues will reach the 2011 levels necessary to trigger a 100% target bonus payout to our executive officers.

Patent Award. We encourage employees to patent their inventions by offering a cash bonus of $1,000 for the filing of a patent application. We pay an additional award of $1,000 to employee inventors for each application that successfully issues a United States Patent. Our intellectual property counsel reviews patent activity on an as needed basis and our chief executive officer reviews his findings. Once it is determined that an employee has patented an invention, our human resources director instructs the payroll department to award the cash bonus to the recipient.

Author’s Award. Employees who author technical articles and make technical presentations that result in positive publicity for us are given a cash bonus of $2,400 for each new non-solicited technical publication and $3,000 for each invited technical publication. Our manager of marketing and communication tracks all published articles and presentations throughout the year. If it is determined that an employee has authored an article or made a technical presentation, upon approval of the director of marketing, the manager of marketing and communication submits a copy of the published article or presentation to the human resources director. Finally, the human resources director instructs our payroll department to award the cash bonus to the recipient.

President’s Award. We reward a cash bonus of $10,000 to those employees, other than the chief executive officer and chief financial officer, who have made a significant contribution to our success as demonstrated by technological innovation, significant system improvement or sales. We measure success based on an employee’s financial contribution or impact. Our chief executive officer recommends and approves award recipients in this category and directs our payroll department to award the cash bonus to the recipient.

Long-Term Equity Incentive Compensation. The Board provides our executive officers with long-term equity incentive compensation through a combination of stock option and RSU grants. The goal of the long-term equity incentive compensation program is to align the interests of executive officers with those of our stockholders and to provide each executive officer with a significant incentive to manage us from the perspective of an owner with an equity stake in the business. The Board believes that granting a combination of stock options and RSU’s is necessary given that a majority of our peer companies grant such awards.

Stock options provide for financial gain derived from the potential appreciation in stock price from the date that the option is granted until the date that the option is exercised. Our long-term performance ultimately determines the value of stock options, because gains from stock option exercises are entirely dependent on the long-term appreciation of our stock price. The exercise price of stock option grants is set at the fair market value on the date of grant. Under the 2005 Plan, we may not grant stock options with an exercise price at a discount to the fair market value on the date of grant.

Beginning in 2010, the Company began granting RSU’s to executives and other employees. RSU’s are share awards that entitle the holder to receive shares of the Company’s common stock upon vesting. There is no purchase or exercise price associated with the RSU’s or the shares issued in settlement of the award. Due to having no purchase or exercise price, RSU’s provide some level of certain return which we believe serves a necessary retention purpose due to the volatility of our stock.

It is the belief of the Board that stock options and RSU’s directly motivate an executive to maximize long-term stockholder value. Because a financial gain from stock options is only possible after the price of our common stock has increased, we believe that option grants encourage executives and other employees to focus on behaviors and initiatives that should lead to an increase in the price of our common stock, which benefits all our stockholders. The Board believes that RSU’s directly motivate an executive to maximize long-term shareholder value because the value of RSU’s increases or decreases with our stock price. The options and RSU’s also utilize vesting periods that encourage key executives to continue working with us. The Board considers the grant of each option or RSU, reviewing factors such as the individual performance, the anticipated future contribution toward the attainment of our long-term strategic performance goals and the number of unvested options and RSU’s held by each individual at the time of the new grant. In fiscal year 2010, our executive officers were granted stock options to purchase an aggregate of 280,000 shares of our common stock and 405,000 RSU’s. In particular, on at least an annual basis, our Compensation Committee endeavors to maintain each executive officer’s outstanding unvested options at a level approximately equal to that held as of the officer’s respective date of hire, provided that such officer remains in good standing and performing at a level satisfactory to the Compensation Committee. The Compensation Committee believes that this policy supports the goals of retention and of specifically aligning key incentives of our executive officers with those of our stockholders.

Stock options granted since 2005 generally vest over a four-year period and expire ten years from the grant date. RSU’s grants generally vest over four years.

We do not backdate options or grant options retroactively. In addition, we do not plan to coordinate grants of options so that they are made before announcement of favorable information, or after announcement of unfavorable information. Our options are granted with an exercise price at fair market value on a fixed date or event (such as the first business day of the month if within stated guidelines), with all required approvals obtained on the actual grant date. All grants to executive officers require the approval of the Compensation Committee and the Board. Fair market value has been consistently determined as the closing price on NASDAQ on the grant date.

Under the 2005 Plan, we are permitted to issue stock options, RSU’s, restricted stock, stock appreciation rights, performance units and performance shares, although to date we have only issued stock options and RSU’s. We may begin utilizing restricted stock and/or stock appreciation rights, performance units and performance shares as additional forms of equity compensation incentives.

Benefits. As salaried, U.S.-based employees, the named executive officers participate in a variety of retirement, health and welfare, and paid time-off benefits designed to enable us to attract and retain its workforce in a competitive marketplace. Health, welfare and paid time-off benefits help ensure that we have a productive and focused workforce through reliable and competitive health and other benefits. Our qualified 401(k) Plan allows all employees to contribute up to the annual limits imposed by the Internal Revenue Code on a pre-tax basis. We provide a 100% match on the first 3% of an employee’s contribution and 50% match on the second 2% of an employee’s contribution, which vests over a four-year period. Participants choose to invest their account balances from an array of investment options as selected by plan fiduciaries from time to time. The 401(k) Plan is designed to provide for distributions in a lump sum or installments after termination of service. However, loans and in-service distributions are permitted under certain circumstances such as hardship, attainment of age 59 1/2 or disability.

We support competitive benefit plans for our foreign employees consistent with reasonable regional standards.

Perquisites. Our named executive officers, along with other senior management employees, are provided a limited number of perquisites, the primary purpose of which is to minimize distractions from the executives’ attention to our important initiatives. An item is not a perquisite if it is integrally and directly related to the performance of the executive’s duties. An item is a perquisite if it confers a direct or indirect benefit that has a personal aspect, without regard to whether it may be provided for some business reason or for our convenience, unless it is generally available on a non-discriminatory basis to all employees.

We provide reimbursement for tax preparation and advice. The value is taxable to executives. This perquisite is intended to encourage executives to engage knowledgeable experts to assist with tax planning and is quantified in the Summary Compensation Table. We also provide our executives with a monthly automobile allowance, which is quantified in the Summary Compensation Table.

We do not provide the named executive officers with other perquisites such as split-dollar life insurance, reimbursement for legal counseling for personal matters, or tax reimbursement payments. We do not provide loans to executive officers.

Executive Compensation and Other Matters

Summary Compensation Table

The following table discloses compensation received by our chief executive officer, chief financial officer and three other most highly paid executive officers at the end of fiscal 2010, collectively, the named executive officers for the fiscal year ended December 31, 2010.

Name and principal position	Year	Salary($)	Bonus ($)(1)	Restricted Stock Unit Awards ($)(2)	Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)		Total($)
Richard K. Williams	2010	$295,213	$—	$511,000	$143,560		$228,000	$82,992	(4)	$1,260,765
President, Chief Executive Officer and Chief Technical Officer	2009	$294,271	$—	$—	$195,502		$94,000	$50,723		$634,496
	2008	$338,053	$—	$—	$201,110		$—	$65,377		$604,540

Brian R. McDonald	2010	$261,882	$—	$400,100	$107,670		$152,000	$57,366	(5)	$979,019
Former Chief Financial Officer, Vice President of Worldwide Finance and Secretary	2009	$261,882	$—	$—	$149,650		$63,000	$76,511		$551,044
	2008	$294,250	$—	$—	$143,650		$—	$52,508		$490,408

Kevin D’Angelo	2010	$238,075	$—	$115,800	$35,890		$83,000	$47,053	(6)	$519,819
Vice President of Advanced Products and Fellow	2009	$238,075	$—	$—	$134,542		$40,000	$46,585		$459,202
	2008	$267,500	$—	$—	$86,190		$—	$38,172		$391,862

Dr. Jun-Wei Chen	2010	$213,601	$—	$115,800	$35,890		$89,000	$38,506	(7)	$492,797
Vice President of Technology	2009	$201,888	$—	$—	$58,673		$37,000	$33,209		$330,770
	2008	$229,457	$—	$—	$86,190		$—	$30,340		$345,987

David Schwartz	2010	$245,004	$—	$135,100	$71,780		$97,000	$35,136	(9)	$584,020
Former Vice President of Worldwide Sales	2009	$224,587	$—	$—	$410,523	(8)	$37,000	$35,387		$707,497
	2008	$—	$—	$—	$—		$—	$—		$—

Allen K. Lam	2010	$178,556	$—	$101,700	$35,890		$25,000	$170,554	(10)	$511,700
Former Vice President of Worldwide Operations	2009	$238,075	$—	$—	$60,972		$40,000	$44,289		$383,335
	2008	$267,500	$—	$—	$86,190		$—	$40,640		$394,330

Edward Lam	2010	$193,575	$—	$101,700	$71,780		$53,000	$172,540	(12)	$592,595
Former Vice President of Marketing and Engineering	2009	$248,173	$—	$—	$105,938		$42,000	$38,514		$434,625
	2008	$111,910	$—	$—	$517,414	(11)	$—	$23,319		$652,644

(1)	Our cash bonuses are paid under an incentive plan and therefore are reported in the column “Non-Equity Incentive Plan Compensation.”
(2)	Reflects the full grant date fair value of stock options and restricted stock units granted as measured in accordance with FASB Accounting Standards Codification (ASC) Topic 718, “Stock Compensation” (formerly FASB Statement 123(R)). These amounts do not represent the actual amounts paid to or realized by the Named Executive Officers during fiscal 2010. The assumptions used in the valuation of these awards are set forth in the notes to our consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 25, 2011.
(3)	For a description of the non-equity incentive plan see “Grants of Plan Based Awards for 2010”. In 2010, the payment schedule for bonuses was such that approximately 50% of the bonus earned, was paid in the third quarter of 2010, based upon our revenue targets achieved through the second quarter of 2010, and the remainder of the cash bonus earned, was paid in the first quarter of 2011 based upon our revenue targets achieved through the end of 2010.

(4)	Includes $37,000 for patent bonus awards, $16,200 for auto allowance, $9,200 for 401(k) plan matching contributions and $20,592 for tax preparation advice and services and insurance premiums paid by the Company.
(5)	Includes $16,200 for auto allowance, $9,200 for 401(k) plan matching contributions and $31,966 for tax preparation advice and services and insurance premiums paid by the Company.
(6)	Includes $11,040 for auto allowance, $9,200 for 401(k) plan matching contributions, $2,000 for a patent bonus award, $1,200 for an author’s incentive award and $23,613 for tax preparation advice and services and insurance premiums paid by the Company.
(7)	Includes $11,040 for auto allowance, $9,200 for 401(k) plan matching contributions, $6,000 for patent bonus awards and $12,266 for tax preparation advice and services and insurance premiums paid by the Company.
(8)	Represents the grant date fair value of stock options granted to Mr. Schwartz in connection with his hire date in February 2009.
(9)	Includes $11,040 for auto allowance, $9,200 for 401(k) plan matching contributions and $14,896 for insurance premiums paid by the Company.
(10)	Includes a $119,038 severance payment made in connection with Mr. Lam’s termination on September 30, 2010, $17,748 of vacation pay-out, $8,280 for auto allowance, $9,200 for 401(k) plan matching contributions and $16,288 for tax preparation advice and services and insurance premiums paid by the Company.
(11)	Represents the grant date fair value of stock options granted to Mr. Lam in connection with his hire date in July 2008.
(12)	Includes a $129,050 severance payment made in connection with Mr. Lam’s termination on September 30, 2010, $9,182 of vacation pay-out, $8,280 for auto allowance, $9,200 for 401(k) plan matching contributions and $16,828 for tax preparation advice and services and insurance premiums paid by the Company.

Grants of Plan-Based Awards for 2010

The following table provides information regarding grants of stock options, RSU’s and other plan based awards to each of our named executive officers during the fiscal year ended December 31, 2010. All stock options and RSU’s were granted under our 2005 Plan.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)
Richard K. Williams	2/3/2010	$—	$295,213	$—	—	—	$—	$—
President, Chief Executive Officer and Chief Technical Officer	2/9/2010	$—	$—	$—	—	80,000	$3.33	$143,560
	7/27/2010	$—	$—	$—	60,000	—	$—	$202,200
	10/20/2010	$—	$—	$—	80,000	—	$—	$308,800

Brian R. McDonald	2/3/2010	$—	$196,412	$—	—	—	$—	$—
Former Chief Financial Officer, Vice President of Worldwide Finance and Secretary	2/9/2010	$—	$—	$—	—	60,000	$3.33	$107,670
	7/27/2010	$—	$—	$—	50,000	—	$—	$168,500
	10/20/2010	$—	$—	$—	60,000	—	$—	$231,600

Kevin D’Angelo	2/3/2010	$—	$119,038	$—	—	—	$—	$—
Vice President of Advanced Products and Fellow	2/9/2010	$—	$—	$—	—	20,000	$3.33	$35,890
	10/20/2010	$—	$—	$—	30,000	—	$—	$115,800

Dr. Jun-Wei Chen	2/3/2010	$—	$100,944	$—	—	—	$—	$—
Vice President of Technology	2/9/2010	$—	$—	$—	—	20,000	$3.33	$35,890
	10/20/2010	$—	$—	$—	30,000	—	$—	$115,800

David Schwartz	2/13/2010	$—	$122,502	$—	—	—	$—	$—
Former Vice President of Worldwide Sales	2/9/2010	$—	$—	$—	—	40,000	$3.33	$71,780
	10/20/2010	$—	$—	$—	35,000	—	$—	$135,100

Allen K. Lam	2/3/2010	$—	$119,038	$—	—	—	$—	$—
Former Vice President of Worldwide Operations	2/9/2010	$—	$—	$—	—	20,000	$3.33	$35,890
	9/22/2010	$—	$—	$—	30,000	—	$—	$101,700

Edward Lam	2/3/2010	$—	$129,050	$—	—	—	$—	$—
Former Vice President of Marketing and Engineering	2/9/2010	$—	$—	$—	—	40,000	$3.33	$71,780
	9/22/2010	$—	$—	$—	30,000	—	$—	$101,700

Outstanding Equity Awards at Fiscal Year-End

The following table presents certain information concerning the outstanding stock options and stock awards (RSU’s) held as of December 31, 2010 by each named executive officer.

	OPTION AWARDS					STOCK AWARDS
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Yet Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Richard K. Williams	11/24/2003	380,250	—	$0.46	11/24/2013	—	$—	—	$—
President, Chief Executive Officer and Chief Technical Officer	9/14/2004	450,000	—	$0.46	9/14/2014	—	$—	—	$—
	10/26/2005	190,000	—	$12.34	10/26/2015	—	$—	—	$—
	11/6/2006	100,000	—	$5.71	11/3/2016	—	$—	—	$—
	10/31/2007	62,500	62,500	$12.08	10/31/2017	—	$—	—	$—
	10/29/2008	87,500	87,500	$3.08	10/29/2018	—	$—	—	$—
	2/10/2009	20,000	—	$2.83	2/10/2019	—	$—	—	$—
	7/27/2009	25,000	55,000	$4.87	7/27/2019	—	$—	—	$—
	2/9/2010	—	80,000	$3.33	2/3/2020	—	$—	—	$—
	7/27/2010	—	—	$—	—	60,000	$240,000	—	$—
	10/20/2010	—	—	$—	—	80,000	$320,800	—	$—

Brian R. McDonald	10/26/2005	110,000	—	$12.34	10/26/2015	—	$—	—	$—
Former Chief Financial Officer, Vice President of Worldwide Finance and Secretary	11/6/2006	100,000	—	$5.71	11/3/2016	—	$—	—	$—
	10/31/2007	50,000	50,000	$12.08	10/31/2017	—	$—	—	$—
	10/29/2008	62,500	62,500	$3.08	10/29/2018	—	$—	—	$—
	2/10/2009	17,500	—	$2.83	2/10/2019	—	$—	—	$—
	7/27/2009	18,750	41,250	$4.87	7/27/2019	—	$—	—	$—
	2/9/2010	—	60,000	$3.33	2/3/2020	—	$—	—	$—
	7/27/2010	—	—	$—	—	50,000	$200,000	—	$—
	10/20/2010	—	—	$—	—	60,000	$240,600	—	$—

Kevin D’Angelo	10/26/2005	90,000	—	$12.34	10/26/2015	—	$—	—	$—
Vice President of Advanced Products and Fellow	11/6/2006	50,000	—	$5.71	11/3/2016	—	$—	—	$—
	10/31/2007	25,000	25,000	$12.08	10/31/2017	—	$—	—	$—
	10/29/2008	37,500	37,500	$3.08	10/29/2018	—	$—	—	$—
	1/12/2009	14,800	—	$2.98	1/12/2019	—	$—	—	$—
	2/26/2009	8,750	11,250	$3.04	2/26/2019	—	$—	—	$—
	7/27/2009	12,500	27,500	$4.87	7/27/2019	—	$—	—	$—
	2/9/2010	—	20,000	$3.33	2/3/2020	—	$—	—	$—
	10/20/2010	—	—	$—	—	30,000	$120,300	—	$—

Dr. Jun-Wei Chen	2/3/2005	75,000	—	$6.00	2/23/2015	—	$—	—	$—
Vice President of Technology	10/26/2005	70,000	—	$12.34	10/26/2015	—	$—	—	$—
	11/6/2006	37,500	—	$5.71	11/3/2016	—	$—	—	$—
	10/31/2007	25,000	25,000	$12.08	10/31/2017	—	$—	—	$—
	10/29/2008	37,500	37,500	$3.08	10/29/2018	—	$—	—	$—
	1/12/2009	12,500	—	$2.98	1/12/2019	—	$—	—	$—
	7/27/2009	6,250	13,750	$4.87	7/27/2019	—	$—	—	$—
	2/9/2010	—	20,000	$3.33	2/3/2020	—	$—	—	$—
	10/20/2010	—	—	$—	—	30,000	$120,300	—	$—

David Schwartz	2/3/2009	98,437	126,563	$3.31	2/3/2019	—	$—	—	$—
Former Vice President of Worldwide Sales	7/27/2009	6,250	13,750	$4.87	7/27/2019	—	$—	—	$—
	2/9/2010	—	40,000	$3.33	2/3/2020	—	$—	—	$—
	10/20/2010	—	—	$—	—	35,000	$140,350	—	$—

Allen K. Lam	10/26/2005	100,000	—	$12.34	9/30/2012	—	$—	—	$—
Former Vice President of Worldwide Operations	11/6/2006	80,000	—	$5.71	9/30/2012	—	$—	—	$—
	10/31/2007	25,000	—	$12.08	9/30/2012	—	$—	—	$—
	10/29/2008	42,187	—	$3.08	9/30/2012	—	$—	—	$—
	2/10/2009	15,000	—	$2.83	9/30/2012	—	$—	—	$—
	7/27/2009	7,500	—	$4.87	9/30/2012	—	$—	—	$—
	2/9/2010	5,000	—	$3.33	9/30/2012	—	$—	—	$—
	9/22/2010	—	—	$—	—	22,500	$90,225	—	$—

Edward Lam	7/28/2008	175,000	—	$4.26	9/30/2012	—	$—	—	$—
Former Vice President of Marketing and Engineering	10/29/2008	14,062	—	$3.08	9/30/2012	—	$—	—	$—
	1/12/2009	16,000	—	$2.98	9/30/2012	—	$—	—	$—
	7/27/2009	15,000	—	$4.87	9/30/2012	—	$—	—	$—
	2/9/2010	10,000	—	$3.33	9/30/2012	—	$—	—	$—
	9/22/2010	—	—	$—	—	22,500	$90,225	—	$—

Option Exercises and Vested Stock Awards

The following table presents certain information concerning the exercise of options and vesting of stock awards (RSU’s) by each of our named executive officers during the fiscal year ended December 31, 2010, including the value of gains on exercise and the value of the stock awards.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Richard K. Williams	—	$—	—	$—
President, Chief Executive Officer and Chief Technical Officer

Brian R. McDonald	—	$—	—	$—
Former Chief Financial Officer, Vice President of Worldwide Finance and Secretary

Kevin D’Angelo	—	$—	—	$—
Vice President of Advanced Products and Fellow

Dr. Jun-Wei Chen	—	$—	—	$—
Vice President of Technology

David Schwartz	—	$—	—	$—
Former Vice President of Worldwide Sales

Allen K. Lam	—	$—	7,500	$30,075
Former Vice President of Worldwide Operations

Edward Lam	—	$—	7,500	$30,075
Former Vice President of Marketing and Engineering

Director Compensation

The following table presents the compensation received by our directors for fiscal year 2010:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)(3)	Stock Awards ($)(1)(2)(4)	Total ($)
Samuel J. Anderson	$79,610	$87,115	$202,200	$368,925
Jason L. Carlson	$10,750	$—	$182,000	$192,750
Jaff Lin	$63,810	$3,811	$50,550	$118,171
Thomas P. Redfern	$62,310	$65,336	$50,550	$178,196
Chandramohan Subramaniam	$57,810	$3,811	$50,550	$112,171
Thomas Weatherford(5)	$81,610	$3,811	$168,500	$253,921

(1)	Reflects the full grant date fair value of stock options and restricted stock units granted as measured in accordance with FASB Accounting Standards Codification (ASC) Topic 718, “Stock Compensation” (formerly FASB Statement 123(R)). These amounts do not represent the actual amounts paid to or realized by the Named Executive Officers during fiscal 2010. The assumptions used in the valuation of these awards are set forth in the notes to our consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 25, 2011.
(2)	In fiscal year 2010, our non-employee directors received the following option awards and stock awards (RSU’s):

Name	Grant Date	Restricted Stock Unit Awards: Number of Shares of Stock or Units	Option Awards: Number of Securities Underlying Options	Exercise Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Samuel J. Anderson	5/24/2010	—	48,000	$3.41	$87,115
	7/27/2010	60,000	—	$—	$202,200
Jason L. Carlson	11/19/2010	50,000	—	$—	$182,000
Jaff Lin	5/24/2010	—	2,100	$3.41	$3,811
	7/27/2010	15,000	—	$—	$50,550
Thomas P. Redfern	5/24/2010	—	36,000	$3.41	$65,336
	7/27/2010	15,000	—	$—	$50,550
Chandramohan Subramaniam	5/24/2010	—	2,100	$3.41	$3,811
	7/27/2010	15,000	—	$—	$50,550
Thomas Weatherford	5/24/2010	—	2,100	$3.41	$3,811
	7/27/2010	50,000	—	$—	$168,500

(3)	As of December 31, 2010, the aggregate number of shares underlying options outstanding for each of our non-employee directors was:

Name	Aggregate Number of Shares Underlying Options Outstanding
Samuel J. Anderson	207,800
Jason L. Carlson	—
Jaff Lin	98,300
Thomas P. Redfern	94,100
Chandramohan Subramaniam	72,200
Thomas Weatherford	213,900

(4)	As of December 31, 2010, the aggregate number of shares underlying stock awards (RSU’s) outstanding for each of our non-employee directors was:

Name	Aggregate Number of Shares of Stock or Units Outstanding
Samuel J. Anderson	56,250
Jason L. Carlson	50,000
Jaff Lin	14,063
Thomas P. Redfern	14,063
Chandramohan Subramaniam	14,063
Thomas Weatherford	46,875

(5)	Mr. Weatherford served as a director from July 2004 until February 2, 2011. On February 2, 2011, Mr. Weatherford retired from his position as a member of the Company’s Board of Directors, as Chair of the Audit Committee, and as a member of the Corporate Governance and Nominating Committee, effective as of such date.

Standard Director Compensation Arrangements

We use a combination of cash and equity compensation to attract and retain qualified candidates to serve on our Board. Our Board conducts an annual review of director compensation and, if appropriate, recommends any changes in the type or amount of compensation to the Board. In reviewing director compensation, our Board takes into consideration the compensation paid to non-employee directors of comparable companies, including competitive non-employee director compensation data and analyses prepared by compensation consulting firms and the specific duties and committee responsibilities of particular directors. In addition, the Compensation Committee may make recommendations or approve changes in director compensation in connection with the Compensation Committee’s administration and oversight of our 2005 Plan. Any change in director compensation is approved by the Board.

Cash Compensation

Non-employee directors receive annual cash fees for service on the Board and for acting as a chairperson of certain of its committees. The following table provides information regarding the amount of annual cash fees paid in fiscal 2009 and fiscal 2010.

Position	Annual Cash Fees Paid ($)
Member of the Board of Directors	$25,810
Audit Committee Chairperson	$17,800
Corporate Governance and Nominating Committee Chairperson	$17,800

Equity Compensation

In fiscal 2010, our non-employee directors received automatic grants of options to purchase shares of our common stock pursuant to our 2005 Plan. The 2005 Plan provides for an automatic grant to outside directors of an option to purchase 36,000 shares, or the initial option on the date the person first becomes an outside director and again upon the commencement of each additional three-year term of service on our Board. Outside directors also will receive an additional option to purchase 2,100 shares, or the annual option, on the date of each annual meeting of stockholders, provided he or she will have served on our Board for at least the preceding six months. Each initial option will vest and become exercisable as to one-third of the shares subject to the option on each annual anniversary of its date of grant and each annual option will vest and become exercisable as to 50% of the shares subject to such option grant on each anniversary of its date of grant, provided the participant continues to serve as a director through such dates. Each outside director appointed as chairperson of our Audit Committee, Corporate Governance & Nominating Committee and/or our Board will be granted an option to purchase 12,000 shares (with respect to each position) on or about the date on which the person first is appointed to such position and again upon the commencement of each additional three-year term of service at such position. In 2010, members of the Board of Directors also received the following one-time grant of restricted stock units which vest quarterly over 4 years:

Name	Grant Date	Restricted Stock Unit Awards: Number of Shares of Stock or Units	Price	Grant Date Fair Value of Restricted Stock Unit Awards
Samuel J. Anderson	7/27/2010	60,000	$—	$202,200
Jaff Lin	7/27/2010	15,000	$—	$50,550
Thomas P. Redfern	7/27/2010	15,000	$—	$50,550
Chandramohan Subramaniam	7/27/2010	15,000	$—	$50,550
Thomas Weatherford	7/27/2010	50,000	$—	$168,500

Potential Payments Upon Termination or Change of Control

The following tables show the potential payments and benefits that we or our successor would be obligated to make or provide upon termination of employment of each of our named executive officers pursuant to the terms of such named executive officer’s amended and restated change of control agreement. For purposes of these tables, it is assumed that each named executive officer’s employment terminated at the close of business on the last day of our fiscal year 2010. The value of accelerated stock options is calculated by multiplying the number of unvested shares subject to acceleration by the difference between the exercise price and the closing stock price on December 31, 2010 was $4.01. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different.

Richard K. Williams,

President, Chief Executive Officer and Chief Technical Officer

	In the event of a voluntary resignation as of 12/31/2010	In the event of termination without cause as of 12/31/2010	In the event of a termination on 12/31/2010 without cause or constructive termination within 12 months of a change of control
Base salary payment	$—	$12,301	$295,213
Target bonus payment	$—	$—	$295,213
Insurance benefits	$—	$385	$9,250
Accrued and unpaid vacation	$7,547	$7,547	$7,547
Accelerated Stock Option Value	$—	$—	$135,775
Accelerated RSU Value	$—	$—	$560,880
Existing Vested Stock Options	$3,052,362	$3,052,362	$3,052,363
Existing Vested RSU	$—	$—	$—
Total compensation received:	$3,059,909	$3,072,595	$4,356,241

Brian R. McDonald

Former Chief Financial Officer, Vice President of Worldwide Finance and Secretary

	In the event of voluntary resignation as of 12/31/2010	In the event of termination without cause within six months following the date on which CEO ceases to be an employee	In the event of a termination on 12/31/2010 without cause or constructive termination within 12 months of a change of control
Base salary payment	$—	$130,941	$261,882
Target bonus payment	$—	$—	$196,412
Insurance benefits	$—	$7,472	$14,944
Accrued and unpaid vacation	$4,910	$4,910	$4,910
Accelerated Stock Option Value	$—	$27,281	$98,925
Accelerated RSU Value	$—	$—	$440,600
Existing Vested Stock Options	$78,775	$78,775	$78,775
Existing Vested RSU	$—	$—	$—
Total compensation received:	$83,685	$249,379	$1,096,448

Kevin D’Angelo,

Vice President of Advanced Products and Fellow

	In the event of a voluntary resignation as of 12/31/2010	In the event of a termination on 12/31/2010 without cause or constructive termination within 12 months of a change of control
Base salary payment	$—	$238,075
Target bonus payment	$—	$59,519
Insurance benefits	$—	$15,442
Accrued and unpaid vacation	$9,074	$9,074
Accelerated Stock Option Value	$—	$29,694
Accelerated RSU Value	$—	$60,150
Existing Vested Stock Options	$58,607	$58,607
Existing Vested RSU	$—	$—
Total compensation received:	$67,681	$470,561

Dr. Jun-Wei Chen,

Vice President of Technology

	In the event of a voluntary resignation as of 12/31/2010	In the event of a termination on 12/31/2010 without cause or constructive termination within 12 months of a change of control
Base salary payment	$—	$213,601
Target bonus payment	$—	$53,400
Insurance benefits	$—	$11,356
Accrued and unpaid vacation	$9,881	$9,881
Accelerated Stock Option Value	$—	$24,238
Accelerated RSU Value	$—	$60,150
Existing Vested Stock Options	$47,750	$47,750
Existing Vested RSU	$—	$—
Total compensation received:	$57,631	$420,376

David Schwartz,

Former Vice President of Worldwide Sales

	In the event of a voluntary resignation as of 12/31/2010	In the event of a termination on 12/31/2010 without cause or constructive termination within 12 months of a change of control
Base salary payment	$—	$245,004
Target bonus payment	$—	$61,251
Insurance benefits	$—	$14,897
Accrued and unpaid vacation	$12,839	$12,839
Accelerated Stock Option Value	$—	$57,897
Accelerated RSU Value	$—	$70,175
Existing Vested Stock Options	$68,906	$68,906
Existing Vested RSU	$—	$—
Total compensation received:	$81,745	$530,969

Employment Agreements and Change of Control Arrangements

In September 1998, we entered into an employment offer letter with Richard K. Williams, our president, chief executive officer and chief technical officer. Mr. Williams’ employment is at-will, and either we or Mr. Williams may terminate his employment with us at any time and for any reason. Pursuant to this offer letter, we agreed to pay Mr. Williams an initial annual salary of $120,000, a signing bonus of $120,000 and a quarterly bonus of $16,000. Payment of these bonus amounts was deferred, with the quarterly bonus accruing from Mr. Williams’ start date, until the earliest to occur of our achieving profitability, our initial public offering, our acquisition or our liquidation. We have paid all deferred amounts in full. We also agreed to grant Mr. Williams an option to purchase 975,000 shares of our common stock at an exercise price of $0.066 per share and an option to purchase 287,757 shares of our common stock at an exercise price of $0.40 per share. These options vested annually over four years from Mr. Williams’ start date. If we terminate Mr. Williams’ employment without cause, he will be entitled to continue to receive payment of his base salary and insurance benefits for two weeks following the date of termination, as well as any accrued and unpaid bonus amounts.

In June 2004, we entered into an employment offer letter with Brian R. McDonald, our chief financial officer, vice president of worldwide finance and secretary. Mr. McDonald’s employment is at-will, and either we or Mr. McDonald may terminate his employment with us at any time and for any reason. Pursuant to his offer letter, we agreed to pay Mr. McDonald an annual salary of $210,000 and provided an initial option grant to purchase 350,000 shares of our common stock at $0.46 per share, the then current fair market value, vesting annually over four years. In the event of a change in control of our company and if Mr. McDonald’s employment is involuntarily terminated within 12 months of such change of control, then the unvested portion of this option shall automatically accelerate and become fully vested and exercisable. In addition, if we terminate Mr. McDonald’s employment without cause within six months following the end of the employment with us of our current chief executive officer, Mr. McDonald will be entitled to continue to receive payment of his base salary and insurance benefits for six months following his termination, and the vesting of all of Mr. McDonald’s options or restricted stock will immediately accelerate by six months from the date of termination.

In May 2005, our Board authorized a form of change of control agreement for each of our current and future officers of a level of vice president and above. The change of control agreement provides that in the event the employee is terminated without cause, or is constructively terminated, within 12 months of our change of control, including a merger or sale of our assets, 100% of all unvested stock rights as of such date shall become fully vested on the termination date with respect to our chief executive officer and chief financial officer and 50% of all unvested stock rights as of such date shall become fully vested on the termination date with respect to our other officers of a level of vice president and above. In this event, the employee will also receive continued salary and benefits for 12 months following the termination date. For purposes of this agreement, “stock rights” means all options or rights to acquire shares of our common stock and includes all options granted under our 1998 Stock Plan and the 2005 Plan. Each of our current and future officers of a level of vice president and above has entered into a change of control agreement with these terms or will enter into such agreement at the time such person is hired, as applicable.

In February 2009, our Board authorized amendments to our executive officer change of control agreements which provide for the payment of all or a portion of the officer’s target bonus amount for the applicable year in the event that a severance payment is due to the officer. The amended change of control agreements provide that in the event that a severance payment is triggered, the chief executive officer and chief financial officer would be entitled to 100% of their target bonus for the fiscal year in which such change of control transaction occurs, and other officers of a level of vice president and above would be entitled to 50% of their target bonus for the fiscal year in which such change of control transaction occurs.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Anderson, Lin and Subramaniam, each of whom is independent within the meaning of the NASDAQ listing standards, as currently in effect. Mr. Anderson serves as Chairman of the Compensation Committee.

During fiscal year 2010, no member of the Compensation Committee was an officer or employee of AnalogicTech. During fiscal year 2010, no member of the Compensation Committee or executive officer of AnalogicTech served as a member of the Board of Directors or Compensation Committee of any entity that has an executive officer serving as a member of our Board of Directors or Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of SEC Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the registrant’s Annual Report on Form 10-K.

Respectfully submitted by:

Samuel J. Anderson, Chairman

Thomas Redfern

Jaff Lin

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

We currently maintain three equity-based compensation plans that have been approved by the stockholders – the 1998 Stock Plan, which was approved by the stockholders in 1998, the 2005 Plan, which was approved by the stockholders in 2005, and the 2005 Employee Stock Purchase Plan, which was approved by the stockholders in 2005. The following table sets forth, for each of our equity-based compensation plans, the number of shares of our common stock subject to outstanding options and rights, the weighted-average exercise price of outstanding options, and the number of shares available for future award grants as of December 31, 2010:

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options and Rights		Weighted- Average Exercise Price of Outstanding Options and Rights		Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders	9,931,943	(1)(2)	$5.10	(3)	2,629,117	(4)
Equity compensation plans not approved by security holders	—		$—		—
Total	9,931,943		$5.10		2,629,117

(1)	Includes outstanding stock options for 1,394,931 shares under the 1998 Stock Plan and 7,602,282 shares under the 2005 Plan.
(2)	Includes 934,730 RSU’s granted under our 2005 Plan.
(3)	This weighted-average exercise price does not include outstanding RSU’s.
(4)	Includes 2,629,117 shares for the 2005 Plan. On January 1 of each year during the term of the 2005 Plan, the total number of shares available for award purposes under the 2005 Equity will increase by the lesser of (i) 3% of the outstanding shares of our common stock on the first day of our fiscal year, (ii) 2,000,000 shares or (iii) such other amount as our Board may determine. The aggregate number of shares available for issuance under the 2005 Plan increased by 1,270,736 shares on January 1, 2011. The data presented in this table was calculated as of December 31, 2010 and does not reflect the January 1, 2011 increase. As of December 31, 2005, we ceased offering periods under the 2005 Employee Stock Purchase Plan.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information about the beneficial ownership of our common stock on March 31, 2011, by:

•	each person known to us to be the beneficial owner of more than 5% of our common stock;

•	each named executive officer;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Unless otherwise noted below, the address of each beneficial owner listed on the tables is c/o Advanced Analogic Technologies Incorporated, 3230 Scott Boulevard, Santa Clara, California 95054. We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 42,799,955 shares of common stock outstanding on March 31, 2011.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 31, 2011 and shares to be acquired by that person within 60 days of March 31, 2011 upon the vesting of restricted stock units. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Beneficial Owner	Number of Shares Beneficially Owned	Percent
5% Stockholders:
Ameriprise Financial, Inc.(1)	4,067,742	10%
Invesco Ltd.(2)	3,375,962	8%
Dialectic Capital Management, LLC(3)	3,264,581	8%
BlackRock, Inc.(4)	2,435,644	6%
Frontier Capital Management Co., LLC(5)	2,208,876	5%
Directors and Named Executive Officers:
Richard K. Williams(6)	3,462,617	8%
Brian R. McDonald(7)	888,918	2%
Kevin D’Angelo(8)	591,166	*
Dr. Jun-Wei Chen	281,875	*
David Schwartz(9)	217,762	*
Allen K. Lam(10)	405,478	*
Edward Lam(11)	252,062	*
Samuel J. Anderson(12)	263,550	*
Jason L. Carlson	—	*
Jaff Lin(13)	103,754	*
Thomas P. Redfern(14)	66,162	*
Chandramohan Subramaniam(15)	67,212	*
Executive officers and directors as a group (16 persons) (16)	7,651,244	18%

(1)	The address of Ameriprise Financial, Inc. is 145 Ameriprise Financial Center, Minneapolis, MN 55474 as reported on Schedule 13G dated February 11, 2011 and filed with the Securities and Exchange Commission.
(2)	The address of Invesco Ltd. is 1555 Peachtree Street NE, Atlanta, GA 30309 as reported on Schedule 13G dated February 7, 2011 and filed with the Securities and Exchange Commission.
(3)	The address of Dialectic Capital Management, LLC is 875 Third Avenue, 15th Floor, New York, New York 10022, as reported on Schedule 14A dated April 7, 2011 and filed with the Securities and Exchange Commission on April 8, 2011.
(4)	The address of BlackRock, Inc. is 40 East 52nd Street, New York, New York 10022, as reported on Schedule 13G dated January 21, 2011 and filed with the Securities and Exchange Commission.
(5)	The address of Frontier Capital Management Co., LLC is 99 Summer Street, Boston, Massachusetts 02110, as reported on Schedule 13G dated February 14, 2011 and filed with the Securities and Exchange Commission.
(6)	Includes 1,372,125 shares issuable upon the exercise of options that are exercisable within 60 days of March 31, 2011. Also includes 29,804 shares held by Mr. Williams as custodian for the benefit of his minor child.
(7)	Includes 572,500 shares issuable upon the exercise of options that are exercisable within 60 days of March 31, 2011.

(8)	Includes 261,675 shares issuable upon the exercise of options that are exercisable within 60 days of March 31, 2011. Also includes 19,000 shares held by Mr. D’Angelo’s spouse.
(9)	Includes 207,500 shares issuable upon the exercise of options that are exercisable within 60 days of March 31, 2011.
(10)	Includes 274,687 shares issuable upon the exercise of options that are exercisable within 60 days of March 31, 2011 and 7,500 shares to be acquired within 60 days of March 31, 2011 upon the vesting of restricted stock units. Also includes 25,250 shares held by Mr. Lam as custodian for the benefit of his minor child.
(11)	Includes 230,062 shares issuable upon the exercise of options that are exercisable within 60 days of March 31, 2011 and 7,500 shares to be acquired within 60 days of March 31, 2011 upon the vesting of restricted stock units.
(12)	Includes 162,300 shares issuable upon the exercise of options that are exercisable within 60 days of March 31, 2011 and 3,750 shares to be acquired within 60 days of March 31, 2011 upon the vesting of restricted stock units.
(13)	Includes 78,500 shares issuable upon the exercise of options that are exercisable within 60 days of March 31, 2011 and 937 shares to be acquired within 60 days of March 31, 2011 upon the vesting of restricted stock units. Also includes 22,443 shares held by Lin Family Trust. Mr. Lin, one of our directors, is the trustee of the Lin Family Trust. Mr. Lin disclaims beneficial ownership of the shares held by the Lin Family Trust except to the extent of his pecuniary interest therein. The address of Mr. Lin and the Lin Family Trust is 18340 Laurel Drive, Los Gatos, California 95030.
(14)	Includes 63,350 shares issuable upon the exercise of options that are exercisable within 60 days of March 31, 2011 and 937 shares to be acquired within 60 days of March 31, 2011 upon the vesting of restricted stock units.
(15)	Includes 64,400 shares issuable upon the exercise of options that are exercisable within 60 days of March 31, 2011 and 937 shares to be acquired within 60 days of March 31, 2011 upon the vesting of restricted stock units.
(16)	Includes 4,533,836 shares issuable upon the exercise of options that are exercisable within 60 days of March 31, 2011 and 21,561 shares to be acquired within 60 days of March 31, 2011 upon the vesting of restricted stock units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We describe below transactions and series of similar transactions, during our last fiscal year, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	a director, director nominee, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

We also describe below certain other transactions with our directors, executive officers and stockholders.

Stock Option Grants

Certain stock option and restricted stock unit grants to our directors and executive officers and related option grant policies are described herein under the captions “Compensation Discussion and Analysis”, “Grants of Plan-Based Awards for 2010”, “Outstanding Equity Awards at Fiscal Year End”, “Option Exercises and Stock Vested” and “Director Compensation.”

Indemnification Agreements of Officers and Directors

Our amended and restated certificate of incorporation and our bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. Further, we have indemnification agreements for our directors and officers.

Director Independence

The Board of Directors has determined that each of its current directors, except Richard K. Williams, has no material relationship with AnalogicTech and is independent within the meaning of the NASDAQ listings standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the fees billed or to be billed to AnalogicTech for the audit and other services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates for the years ended December 31, 2010 and 2009:

	2010	2009
	(in thousands)
Audit Fees(1)	$752	$981
Audit-Related Fees(2)	15	14
Tax Fees
Tax Compliance	9	5
Tax Advice	81	104

Total Fees	$857	$1,104

(1)	Includes audit and quarterly review fees.
(2)	Represents fees for foreign statutory audits.

Audit Committee Pre-Approval Policy

Prior to the initiation of any audit related or non-audit related service, the Audit Committee is presented with a proposal for such service and an estimate of the fees for pre-approval. In the event the scope of the work requires change from the initial proposal, the modified proposal is presented to the Audit Committee for pre-approval. The requests for pre-approvals are presented to the Audit Committee at the time of the committee’s regularly scheduled meetings, or on an as-needed basis. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve audit related and non-audit related services to be performed by AnalogicTech’s independent registered public accounting firm and associated fees on an as-needed basis. Such pre-approvals are reported to the full Audit Committee at its next regularly scheduled meeting. During fiscal year 2010, the Audit Committee has pre-approved 100% of audit related and non-audit related services by AnalogicTech’s independent registered public accounting firm.

The Audit Committee has determined the rendering of other professional services for tax compliance and tax advice by Deloitte & Touche LLP is compatible with maintaining their independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Advanced Analogic Technologies Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California on the 2nd day of May, 2011.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

By:	/S/ RICHARD K. WILLIAMS
Richard K. Williams President, Chief Executive Officer and Chief Technical Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Advanced Analogic Technologies Incorporated and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD K. WILLIAMS	President, Chief Executive Officer, Chief Technical Officer and Director (Principal Executive Officer)	May 2, 2011
Richard K. Williams

/S/ ASHOK CHANDRAN	Vice President, Chief Accounting Officer and interim Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	May 2, 2011
Ashok Chandran

/S/ SAMUEL J. ANDERSON	Director	May 2, 2011
Samuel J. Anderson

/S/ JASON L. CARLSON	Director	May 2, 2011
Jason L. Carlson

/S/ JAFF LIN	Director	May 2, 2011
Jaff Lin

/S/ THOMAS P. REDFERN	Director	May 2, 2011
Thomas P. Redfern

/S/ CHANDRAMOHAN SUBRAMANIAM	Director	May 2, 2011
Chandramohan Subramaniam

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.