Form 10-Q
period 2011-03-31
ADVANCED ANALOGIC TECHNOLOGIES INC
filed 2011-05-03
CIK 1104042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares and par value)

	March 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$14,945	$37,158
Short-term investments	70,923	50,245

Total cash, cash equivalents and short-term investments	85,868	87,403
Accounts receivable, net of allowances	12,789	13,629
Inventories	11,155	11,390
Prepaid expenses and other current assets	1,978	1,803

Total current assets	111,790	114,225
Property and equipment, net	5,008	5,061
Other assets	2,943	3,182
Deferred income taxes	188	188
Intangibles, net	33	50
Goodwill	16,116	16,116

Total assets	$136,078	$138,822

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$9,293	$9,315
Accrued liabilities	6,688	4,481
Income tax payable	125	146

Total current liabilities	16,106	13,942
Long-term income tax payable	2,327	2,221
Other long-term liabilities	298	297

Total liabilities	18,731	16,460

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value—100,000,000 shares authorized; 46,993,396 and 42,799,955 shares issued and outstanding, respectively, as of March 31, 2011; 46,551,317 and 42,357,876 shares issued and outstanding, respectively, as of December 31, 2010	47	47
Treasury stock, at cost; 4,193,441 shares as of March 31, 2011 and December 31, 2010, respectively	(12,251)	(12,251)
Additional paid-in capital	191,433	188,921
Accumulated other comprehensive loss	156	(11)
Accumulated deficit	(62,038)	(54,344)

Total stockholders’ equity	117,347	122,362

Total liabilities and stockholders’ equity	$136,078	$138,822

See accompanying notes to the unaudited condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Net revenue	$20,486	$21,918
Cost of revenue	11,723	11,315

Gross profit	8,763	10,603

Operating expenses:
Research and development	6,468	7,102
Sales, general and administrative	7,604	6,161
Patent litigation	2,183	1,084

Total operating expenses	16,255	14,347

Loss from operations	(7,492)	(3,744)
Interest and other income (expense):
Interest and investment income	40	100
Other expense, net	(71)	(31)

Total interest and other income (expense), net	(31)	69

Loss before income taxes	(7,523)	(3,675)
Provision for income taxes	171	529

Net loss	$(7,694)	$(4,204)

Net loss per share:
Basic	$(0.18)	$(0.10)
Diluted	$(0.18)	$(0.10)
Weighted average shares used in net loss per share calculation:
Basic	42,517	42,960
Diluted	42,517	42,960

See accompanying notes to the unaudited condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,694)	$(4,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	725	1,115
Stock-based compensation	1,969	1,315
Provision for doubtful accounts	(3)	—
Net unrealized gain on trading securities	—	(3)
(Gain) loss on sales of property and equipment	3	(1)
Changes in operating assets and liabilities:
Accounts receivable	843	(2,163)
Inventories	239	(1,618)
Prepaid expenses and other current assets	10	319
Other assets	(3)	2
Accounts payable	(76)	2,661
Accrued liabilities and other long-term liabilities	2,223	(92)
Income taxes payable	85	476

Net cash used in operating activities	(1,679)	(2,193)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(388)	(697)
Purchases of short-term investments	(50,851)	(51,208)
Proceeds from sales and maturities of short-term investments	29,961	30,467
Sale of long-term investment	175	—

Net cash used in investing activities	(21,103)	(21,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	539	143

Net cash provided by financing activities	539	143

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	30	(9)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,213)	(23,497)
CASH AND CASH EQUIVALENTS—Beginning of period	37,158	36,120

CASH AND CASH EQUIVALENTS—End of period	$14,945	$12,623

NONCASH INVESTING AND FINANCING ACTIVITY:
Increases (decreases) in accounts payable and accrued liabilities related to property and equipment purchases	$26	$(313)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$91	$47

See accompanying notes to the unaudited condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Advanced Analogic Technologies Incorporated (the “Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its annual report on Form 10-K filed with the SEC on February 25, 2011.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other future period. The condensed consolidated balance sheet as of December 31, 2010 is derived from the audited consolidated financial statements as of and for the year then ended.

Immaterial Restatement

In connection with the preparation of its annual consolidated financial statements for the year ended December 31, 2010, the Company identified immaterial classification errors within its previously issued condensed consolidated statements of cash flows for the three months ended March 31, 2010. For the three months ended March 31, 2010, $0.7 million of amortization of premiums on the Company’s available-for-sale investments was included within cash flows from investing activities, whereas it should have been classified within cash flows from operating activities. The Company has restated its condensed consolidated statement of cash flows for the three months ended March 31, 2010 in this Quarterly Report on Form 10-Q by increasing depreciation and amortization within cash flows from operating activities from $0.4 million to $1.1 million and increasing purchases of short-term investments within cash flows from investing activities from $50.5 million to $51.2 million. Net cash used in operating activities previously reported of $(2.9) million and Net cash used in investing activities previously reported of $(20.7) million have been corrected to $(2.2) million and $(21.4) million, respectively. This immaterial restatement had no impact on the Company’s condensed consolidated balance sheet or condensed consolidated statement of operations. The Company does not consider this correction to be material.

2. INVESTMENTS

As of March 31, 2011 and December 31, 2010, the Company had investments in short-term debt instruments and long-term auction rate securities (ARS), which were classified as available-for-sale. As of March 31, 2011, the Company also had $0.8 million of investments in ARS that were classified as trading securities. Short-term investments consist primarily of investment grade debt securities with a maturity of greater than 90 days at the time of purchase. Interest earned on securities is included in “Interest and investment income” in the Condensed Consolidated Statements of Operations.

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

The following table, which excludes cash, is a summary of cash equivalents, short-term investments and long-term investments classified as available-for-sale as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Money market funds	$234	$—	$—	$234
U.S. Treasury bills	76,913	11	(1)	76,923
Auction rate securities	750	—	(42)	708

Total	$77,897	$11	$(43)	$77,865

Amounts included in:
Cash and cash equivalents	$6,233	$1	$—	$6,234
Short-term investments	70,914	10	(1)	70,923
Other assets	750	—	(42)	708

Total	$77,897	$11	$(43)	$77,865

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Money market funds	$29,219	$—	$—	$29,219
U.S. Treasury bills	48,949	2	(4)	48,947
Municipal bonds	1,298	—	—	1,298
Auction rate securities	1,750	—	(101)	1,649

Total	$81,216	$2	$(105)	$81,113

Amounts included in:

Cash and cash equivalents	$29,219	$—	$—	$29,219
Short-term investments	50,247	2	(4)	50,245
Other assets	1,750	—	(101)	1,649

Total	$81,216	$2	$(105)	$81,113

3. FAIR VALUE MEASUREMENTS

The Company’s financial assets are measured at fair value. Fair value is the price that the Company estimates would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Fair Value Hierarchy

The Company classifies investments within Level 1 of the fair value hierarchy when the fair value is based on quoted prices in active markets for identical assets or liabilities. The Company considers a market to be active when transactions for the asset occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of March 31, 2011, the Company’s Level 1 investments consisted of money market funds and U.S. Treasury bills.

The Company classifies investments within Level 2 of the fair value hierarchy when the fair value is based on broker/dealer quotes which use observable market inputs instead of quoted market prices in active markets. As of March 31, 2011, the Company did not have Level 2 investments.

Investments are classified within Level 3 of the fair value hierarchy if the fair value is determined using unobservable inputs that are not corroborated by market data. The valuation of Level 3 investments requires the use of significant management judgments or estimation. As of March 31, 2011, the Company’s Level 3 investments consisted of ARS. The methodology used for determining the fair value of these Level 3 financial assets is described below.

The following table, which excludes cash, presents the fair value of the Company’s cash equivalents, short-term investments and long-term investments as of March 31, 2011 and December 31, 2010:

			Fair Value Measurements as of March 31, 2011 Using:
	Carrying Amount	Total fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$234	$234	$234	$—	$—
U.S. Treasury bills	76,923	76,923	76,923	—	—
Auction rate securities	708	708	—	—	708

Total Available-for-sale securities	$77,865	$77,865	$77,157	$—	$708

Other investments:
Auction rate securities classified as trading securities	$772	$772	$—	$—	$772
ARS put option	53	53	—	—	53

Total Other investments	$825	$825	$—	$—	$825

Amounts included in:
Cash and cash equivalents	$6,234
Short-term investments	70,923
Prepaid expenses and other current assets	157
Other assets	1,376

Total	$78,690

			Fair Value Measurements as of December 31, 2010 Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale investments:
Money market funds	$29,219	$29,219	$29,219	$—	$—
U.S. Treasury bonds	48,947	48,947	48,947	—	—
Municipal bonds	1,298	1,298	—	1,298	—
Auction rate securities	1,649	1,649	—	—	1,649

Total	$81,113	$81,113	$78,166	$1,298	$1,649

Amounts included in:
Cash and cash equivalents	$29,219
Short-term investments	50,245
Other assets	1,649

Total	$81,113

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using unobservable inputs (Level 3):

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Auction Rate Securities	ARS Put Option
Beginning balances as of December 31, 2010	$1,649	$—
Transfers in and/or out of Level 3	—	—
Unrealized gain included in accumulated other comprehensive loss	59	—
Unrealized loss recognized in earnings	(53)	—
Purchases, sales, issuances and settlements, net	(175)	53

Ending balances as of March 31, 2011	$1,480	$53

The amount of total unrealized gain (loss) for the period included in accumulated other comprehensive loss attributable to assets still held at the reporting date	$(2)	$—

The amount of total unrealized gain (loss) for the period recognized in earnings attributable to assets still held at the reporting date	$(53)	$53

Auction Rate Securities

As of March 31, 2011, the Company’s investment portfolio included $1.6 million of ARS with a fair value of $1.5 million. As of December 31, 2010, the Company’s investment portfolio included $1.8 million of ARS with a fair value of $1.6 million.

During the quarter-ended March 31, 2011, the Company entered into a settlement agreement with a financial institution under which the financial institution agreed to purchase from the Company, up to an aggregate amount of $1.0 million of the Company’s ARS at par value. Under the agreement, the Company has the right, but not the obligation, to resell its ARS to the financial institution. In accordance with the settlement agreement, the financial institution repurchased at par value $0.2 million of the Company’s ARS during the quarter ended March 31, 2011 and will repurchase the remaining $0.8 million of the Company’s ARS by December 31, 2012. The Company elected to account for the rights to resell its ARS (“ARS Put Option”) at fair value. The Company determined the fair value of the ARS Put Option was $0.1 million as of March 31, 2011. Accordingly, the Company recorded a gain of $0.1 million within interest and other expense on the condensed consolidated statement of operations, and recorded a corresponding asset within the condensed consolidated balance sheet.

As of March 31, 2011, due to the Company’s intention to resell $0.8 million of ARS by December 31, 2012, it reclassified $0.8 million of ARS from available-for-sale to trading securities and recognized $0.1 million of unrealized loss within interest and other expense on the condensed consolidated statement of operations.

The Company’s ARS are interest-bearing investments in debt obligations collateralized by Federal Family Education Program student loans. The Company considers the ARS market to be inactive because auctions have failed to settle on their respective settlement dates since 2008. Further, the secondary market for ARS is inactive and there have been few issuer repurchases. The Company believes that available pricing information is not determinative of the ARS fair value. As such, the Company estimated the fair value of its ARS as of March 31, 2011 and December 31, 2010 using a discounted cash flow model.

To determine the fair value of its ARS, the Company estimated the contractual interest that will be earned during the expected time to liquidity, and discounted these cash flows to reflect liquidity and credit risk. The discount factor represents the current market conditions for instruments with similar credit quality, adjusted by 300 basis points to reflect the risk in the marketplace for the ARS. The following average assumptions were used to determine the ARS fair value as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Expected time to liquidity	2 years	2 years
Expected annual rate of return	1.3% to 1.7%	1.3% to 1.8%
Discount rate	4.7%	4.5%

4. STOCKHOLDERS’ EQUITY

Common Stock Repurchases

On October 29, 2008, the Company’s board of directors authorized a program to repurchase shares of the Company’s outstanding common stock. Under the stock repurchase program, the Company authorized the use of up to $30 million to repurchase shares of its outstanding common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depends upon market conditions and other factors, in accordance with SEC requirements.

During the three months ended March 31, 2011 and 2010, the Company did not repurchase any shares of its common stock. As of March 31, 2011, the Company has $17.7 million of remaining funds authorized to purchase shares under the stock repurchase program. Shares repurchased are accounted for as treasury stock and the total cost of shares repurchased is recorded as a reduction to stockholders’ equity.

Stock-Based Compensation Expense and Valuation of Awards

The following table summarizes stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(in thousands)	2011	2010
Cost of revenue	$54	$72
Research and development	465	578
Sales, general and administrative	1,450	665

Total stock-based compensation expense	$1,969	$1,315

In connection with the departure of certain of its employees during the three months ended March 31, 2011, the Company modified stock option and restricted stock unit agreements to provide for an extended post-termination exercise period and accelerated vesting of stock options and restricted stock units resulting in a one-time charge of $0.9 million.

There was no related tax effect for stock-based compensation expense for the three months ended March 31, 2011 and 2010 as the Company had a full valuation allowance against its U.S. deferred tax assets.

The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of stock options. The Company used the following weighted average assumptions to calculate the fair values of stock options granted during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Volatility	63%	63%
Expected option term (in years)	4.53	4.80
Expected annual dividend yield	—%	—%
Risk-free interest rate	2.11%	2.32%

The expected term of the Company’s stock options represents the estimated weighted-average period that the stock options are expected to remain outstanding. Beginning in 2010, to determine the expected term, the Company estimates future employee exercise behavior by considering its historical option exercise and post-vest cancellation experience as well as the contractual term of its stock option grants. The Company bases its expected volatility assumption on its daily historical volatility data over a period commensurate with the expected term. Due to the low volume of traded options on the Company’s common stock and because the term of traded options was much shorter than the expected term of the Company’s stock options, implied volatility was not included in the valuation of options granted during the three months ended March 31, 2011 and 2010.

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

During the three months ended March 31, 2011, the Company granted 0.4 million restricted stock units with a total fair value of $1.9 million. For restricted stock units, the fair value is based on the closing stock price of the Company’s common stock on the grant date, multiplied by the number of restricted stock units granted.

Compensation expense for all share based payment awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. Stock options and RSU’s generally vest over four years.

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

A reconciliation of shares used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Weighted average shares used to calculate basic net loss per share	42,517	42,960
Effect of dilutive securities:
Stock options	—	—
Restricted stock units	—	—

Dilutive potential common stock	—	—

Weighted average shares used to calculate diluted net loss per share	42,517	42,960

For the three months ended March 31, 2011 and 2010, the Company excluded 8.0 million and 9.0 million, respectively, of potentially dilutive securities from the computation of diluted net loss per share. Potentially dilutive securities were excluded from the computation of diluted net loss per share because their effect would have been antidilutive.

6. OTHER COMPREHENSIVE LOSS

Comprehensive loss includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive loss are as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010
Net loss, as reported	$(7,694)	$(4,204)
Changes in cumulative translation adjustment	99	1
Changes in unrealized gains/losses on investments, net of tax	68	(2)

Total other comprehensive loss	$(7,527)	$(4,205)

7. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

	March 31, 2011	December 31, 2010
	(in thousands)
Inventories
Work in process	$6,308	$5,204
Finished goods	4,847	6,186

Total inventories	$11,155	$11,390

Property and equipment, net
Computers and software	$5,728	$5,588
Office and test equipment	9,266	8,918
Leasehold improvements	1,598	1,584

Gross property and equipment	16,592	16,090
Accumulated depreciation and amortization	(11,584)	(11,029)

Total property and equipment, net	$5,008	$5,061

Accrued liabilities
Accrued legal and accounting services	$2,335	$234
Accrued payroll and benefits	1,859	2,494
Accrued severance and related	948	—
Warranty reserve	129	89
Deferred revenue	44	35
Restructuring reserve	24	37
Accrued payables and other	1,349	1,592

Total accrued liabilities	$6,688	$4,481

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination. As of March 31, 2011 and December 31, 2010, the Company’s goodwill balance was $16.1 million, of which $15.7 million relates to the Company’s October 2006 acquisition of Analog Power Semiconductor Corporation and $0.4 million relates to the Company’s June 2008 acquisition of Elite Micro Devices, Inc.

The Company evaluates goodwill for impairment, at a minimum, on an annual basis on September 30 and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. During the three months ended March 31, 2011 and 2010, the Company determined that goodwill impairment indicators were not present.

Intangible Assets

The Company’s intangible asset balance was less than $0.1 million as of March 31, 2011 and $0.1 million as of December 31, 2010. The Company amortizes intangible assets on a straight-line basis over the estimated useful life of the assets. The intangible assets balance of less than $0.1 million will be amortized over the remainder of 2011.

9. SEGMENT INFORMATION

The Company operates in one reportable segment: the design, development, marketing and sale of power management semiconductor products and solutions for the communications, computing and consumer portable and personal electronics marketplace. The Company’s chief operating decision maker is its chief executive officer.

The following is a summary of net revenue by geographic region based on the location to which the product is shipped:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
South Korea	$11,129	$12,243
China	3,395	4,476
Taiwan	5,435	4,174
Europe	120	367
North America (principally United States)	210	303
Japan	197	355

Total	$20,486	$21,918

The following table summarizes net revenue and accounts receivable for customers who accounted for 10% or more of accounts receivable or net revenue, respectively:

	Accounts Receivable as of		Net Revenue Three Months Ended March 31,
	March 31, 2011	December 31, 2010	2011	2010
Customer
A	12%	31%	30%	25%
B	25%	24%	19%	19%
C	10%	16%	*	*
D	16%	*	12%	*

*	Amount represents less than 10%.

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

The Company recorded a tax provision of approximately $0.2 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively.

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

The Company concludes that a valuation allowance is required when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. The Company utilizes a rolling three years of actual results as its primary measure of its cumulative losses in recent years. As of March 31, 2011, the Company continues to have a three year cumulative loss and, therefore, concluded that a valuation allowance is still required.

During the three months ended March 31, 2011, the Company increased its total amount of unrecognized tax benefits by approximately $0.4 million, including an accrual of interest and penalties of less than $0.1 million.

In April 2010, the Company received an IRS examination report showing proposed changes to its income tax for the 2007 tax year. The Company filed a timely protest to the April 2010 IRS examination report in May 2010 and is currently in discussions with the IRS Appeals Division. The Company believes the adjustments proposed in the IRS examination report are not supported by the facts and are inconsistent with applicable tax laws and existing Treasury regulations. No payments, if any, will be made related to the disputed proposed adjustments until the issues are resolved with either the IRS Appeals Division or the tax court. The Company believes that it has adequately provided in its financial statements for any additional taxes that it may be required to pay as a result of the examination.

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

The Company provides a warranty against defects in materials and workmanship and will either repair the goods, provide replacement products at no charge to the customer or refund amounts to the customer for defective products. The Company records estimated warranty costs, based on historical experience over the preceding 12 months by product, at the time it recognizes product revenues. The Company’s warranty reserve balance was $0.1 million as of March 31, 2011 and December 31, 2010.

Legal Proceedings

On March 31, 2011, the Company entered into a settlement agreement with Linear Technology Corporation ending all litigation between the two companies as previously disclosed in its annual report on Form 10-K for the fiscal year ended December 31, 2010. This settlement ends the enforcement proceeding in the United States Court of Appeals for the Federal Circuit entitled Advanced Analogic Technologies, Inc. v. International Trade Commission (Case No. 2010-1543) and ends the Company’s lawsuit in the United States District Court for the Northern District of California entitled Advanced Analogic Technologies, Inc. v. Linear Technology Corp. (Case No. C06-0735, N.D. Cal.). The Company recorded the patent litigation settlement expense within patent litigation expense in its condensed consolidated statement of operations for the three months ended March 31, 2011. The Company records litigation expenses as incurred.

12. RECENT ACCOUNTING PRONOUNCEMENT

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The Company has adopted the provisions of ASU 2009-13 and the impact was not material to its results of operations or financial position.

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

Overview

Our net revenue for the three months ended March 31, 2011 decreased 7% compared to the three months ended March 31, 2010 due to lower demand for our products in all regions other than Taiwan which increased 30% period over period. Gross margin for the three months ended March 31, 2011 decreased to 42.8% compared to 48.4% for the three months ended March 31, 2010 primarily due to unfavorable product mix and lower average selling prices.

Cash, cash equivalents and short-term investments as of March 31, 2011 decreased by $1.5 million to $85.9 million compared to $87.4 million as of December 31, 2010, primarily due to $1.7 million used in operating activities. We continue to be debt free as of March 31, 2011.

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

Management believes that there have been no significant changes during the three months ended March 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

The following table sets forth our unaudited historical operating results, in dollar amounts and as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
(in thousands, except percentages)	2011		2010
Net revenue	$20,486	100.0%	$21,918	100.0%
Cost of revenue	11,723	57.2	11,315	51.6

Gross profit	8,763	42.8	10,603	48.4
Operating expenses:
Research and development	6,468	31.6	7,102	32.4
Sales, general and administrative	7,604	37.1	6,161	28.1
Patent litigation	2,183	10.7	1,084	4.9

Total operating expenses	16,255	79.4	14,347	65.5

Loss from operations	(7,492)	(36.6)	(3,744)	(17.1)
Interest and other income (expense):
Interest and investment income	40	0.2	100	0.5
Other expense, net	(71)	(0.4)	(31)	(0.1)

Total interest and other income (expense), net	(31)	(0.2)	69	0.3

Loss before income taxes	(7,523)	(36.8)	(3,675)	(16.8)
Provision for income taxes	171	0.8	529	2.4

Net loss	$(7,694)	(37.6)%	$(4,204)	(19.2)%

Comparison of Three Months ended March 31, 2011 and March 31, 2010

Net Revenue

The following table illustrates our net revenue by principal product families:

	Three Months Ended March 31,
	2011		2010
	Amount	Percent of net revenue	Amount	Percent of net revenue
	(in thousands, except percentages)
Display and Lighting Solutions	$11,546	56%	$12,970	59%
Voltage Regulation and DC/DC Conversion	4,907	24%	4,243	19%
Interface and Power Management	3,058	15%	2,995	14%
Battery Management	975	5%	1,710	8%

Total	$20,486	100%	$21,918	100%

Our net revenue for the three months ended March 31, 2011 decreased by $1.4 million or 6.5% compared to the three months ended March 31, 2010. Total unit shipments in the three months ended March 31, 2011 increased 18% compared to the three months ended March 31, 2010 while the average selling prices decreased by approximately 8%.

Geographically, sales decreased in all regions other than Taiwan during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Gross Profit

	Three Months Ended March 31,
(in thousands, except percentages)	2011	2010	Increase (Decrease)
Net revenue	$20,486	$21,918	$(1,432)	(7)%
Cost of revenue	11,723	11,315	408	4%

Gross profit	$8,763	$10,603

Gross profit margin percentage	42.8%	48.4%	(5.6)%

Our gross margin was 42.8% for the three months ended March 31, 2011, compared to 48.4% for the three months ended March 31, 2010. This increase in gross margin was primarily due to unfavorable product mix and lower average selling prices.

Research and Development

	Three Months Ended March 31,
(in thousands, except percentages)	2011	2010	Increase (Decrease)
Research and development	$6,468	$7,102	$(634)	(9)%
Percentage of net revenue	31.6%	32.4%	(0.8)%

Research and development expenses for the three months ended March 31, 2011 decreased by $0.6 million as compared to the three months ended March 31, 2010 primarily due to a $0.7 million decrease in payroll and personnel related expenses and a $0.4 million decrease in patent expenses, partially offset by a $0.3 million increase in outside service expenses and $0.2 million of severance expenses.

Sales, General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2011	2010	Increase (Decrease)
Sales, general and administrative	$7,604	$6,161	$1,443	23%
Percentage of net revenue	37.1%	28.1%	9.0%

Sales, general and administrative expenses for the three months ended March 31, 2011 increased by $1.4 million as compared to the three months ended March 31, 2010 primarily due to a $0.8 million increase in stock-based compensation expense due to the modification of stock-based awards and a $0.8 million increase in severance expense.

Patent Litigation

	Three Months Ended March 31,
(in thousands, except percentages)	2011	2010	Increase (Decrease)
Patent litigation	$2,183	$1,084	$1,099	101%
Percentage of net revenue	10.7%	4.9%	5.7%

Patent litigation expense increased during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to one-time expenses incurred related to litigation settlement. For a description of our litigation, please see Part II, Item 1—Legal Proceedings—for further details.

Total interest and other income, net

Total interest and other income, net was not material for the three months ended March 31, 2011 and March 31, 2010.

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

We recorded a tax provision of approximately $0.2 million and $0.5 million for the three months ended March 31, 2011 and March 31, 2010, respectively.

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

We conclude that a valuation allowance is required when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling three years of actual results as our primary measure of our cumulative losses in recent years. As of March 31, 2011, we continue to have a three year cumulative loss and, therefore, concluded that a valuation allowance is still required.

During the three months ended March 31, 2011, we increased our total amount of unrecognized tax benefits by approximately $0.4 million, including an accrual of interest and penalties of less than $0.1 million.

In April 2010, we received an IRS examination report showing proposed changes to our income tax for the 2007 tax year. We filed a timely protest to the April 2010 IRS examination report in May 2010 and are currently in discussions with the IRS Appeals Division. We believe the adjustments proposed in the IRS examination report are not supported by the facts and are inconsistent with applicable tax laws and existing Treasury regulations. No payments, if any, will be made related to the disputed proposed adjustments until the issues are resolved with either the IRS Appeals Division or the tax court. We believe that we have adequately provided in our financial statements for any additional taxes that we may be required to pay as a result of the examination.

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

Recent Accounting Pronouncement

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. We have adopted the provisions of ASU 2009-13 and the impact was not material to our results of operations or financial position.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2011	2010*	Increase (Decrease)
	(in thousands)
Net cash used in operating activities	$(1,679)	$(2,193)	$514
Net cash used in investing activities	(21,103)	(21,438)	335
Net cash provided by financing activities	539	143	396
Effect of exchange rate changes on cash and cash equivalents	30	(9)	39

Net decrease in cash and cash equivalents	$(22,213)	$(23,497)	$1,284

*-	Reflects the immaterial restatement disclosed in Item 1, Note 1 – Basis of Presentation.

Net Cash Used in Operating Activities

For the three months ended March 31, 2011, cash used in operating activities consisted primarily of the net loss of $7.7 million, less non-cash items including $2.0 million of stock-based compensation expense and $0.7 million of depreciation and amortization, partially offset by a $2.2 million increase in accrued liabilities and other long-term liabilities due to a one-time patent litigation settlement charge and a $0.8 million decrease in accounts receivable primarily due to the timing of sales and collections.

For the three months ended March 31, 2010, cash used in operating activities consisted primarily of the net loss of $4.2 million, less non-cash items including $1.3 million of stock-based compensation expense and $1.1 million of depreciation and amortization, a $2.2 million increase in accounts receivable due to higher sales compared to the quarter ended December 31, 2009 and a $1.6 million increase in inventory due to increased demand. The cash outflows were partially offset by a $2.6 million increase in accounts payable due to the timing of inventory purchases and payments.

Net Cash Used in Investing Activities

Net cash used in investing activities was $21.1 million for the three months ended March 31, 2011, primarily due to $50.9 million used to purchase short-term investments and $0.4 million used to purchase property, plant and equipment, partially offset by $30.0 million of proceeds from sales and maturities of short-term investments and $0.2 million due to sales of auction rate securities.

Net cash used in investing activities was $21.4 million for the three months ended March 31, 2010, primarily as a result of $51.2 million used to purchase short-term investments and $0.7 million used to purchase property and equipment, partially offset by $30.5 million proceeds from sales and maturities of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.5 million for the three months ended March 31, 2011 due to proceeds from the exercise of common stock options.

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2010, due to proceeds from the exercise of common stock options.

Liquidity

Our cash, cash equivalents and short term investments were $85.9 million as of March 31, 2011 and $87.4 million as of December 31, 2010. We believe our existing cash, cash equivalents and short-term investment balances, as well as any cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Contractual Obligations

The following table describes our principal contractual cash obligations as of March 31, 2011:

	Total	Remaining 2011	2012	2013	2014	2015	2016 and beyond
	(in thousands)
Operating leases	$8,068	$1,968	$2,340	$1,523	$1,045	$1,070	$122
Purchase commitments (1)	7,330	7,330	—	—	—	—	—

Total contractual obligations	$15,398	$9,298	$2,340	$1,523	$1,045	$1,070	$122

(1)	Purchase commitments consist primarily of our commitment to purchase wafers and assembly services.

Common Stock Repurchases

On October 29, 2008, our board of directors authorized a program to repurchase shares of our outstanding common stock. Under the stock repurchase program, we are authorized to use up to $30 million to repurchase shares of our outstanding common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased under the stock repurchase program depends upon market conditions and other factors, in accordance with SEC requirements. We did not repurchase any shares of our common stock during the three months ended March 31, 2011 or the three months ended March 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2011, we had cash and cash equivalents totaling $14.9 million, compared to $37.1 million at December 31, 2010. At March 31, 2011, we had $70.9 million in short-term investments as compared to $50.2 million at December 31, 2010. Cash equivalents have an original or remaining maturity when purchased of 90 days or less; short-term investments generally have an original or remaining maturity when purchased of greater than 90 days. Our investment policy places emphasis on instruments with more liquidity.

The taxable equivalent interest rates for the three months ended March 31, 2011 and 2010, on those cash equivalents and short-term investments average approximately 0.2% and 0.3%, respectively. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. While none of the securities in which we have invested are secured by real estate, these securities may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.

A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at March 31, 2011 would cause the fair value of our investments to decrease by approximately $0.3 million, which would not significantly impact our financial position or results of operations. A hypothetical decrease in market interest rates of 100 basis points from the market rates in effect at March 31, 2011 would cause the fair value of these investments to increase by $0.1 million. Declines in interest rates over time will result in lower interest income. Based upon our analysis the fair values did not change materially as our investments are of short duration.

As of March 31, 2011, our investment portfolio included $1.6 million of interest bearing auction rate securities (“ARS”) with a fair value of $1.5 million, of which $0.7 million was classified as available-for-sale and $0.8 million was classified as trading securities.

During the quarter-ended March 31, 2011, we entered into a settlement agreement with a financial institution under which the financial institution agreed to purchase from us, up to an aggregate amount of $1.0 million of our ARS at par value. Under the agreement, we have the right, but not the obligation, to resell our ARS to the financial institution. In accordance with the settlement agreement, the financial institution repurchased at par value $0.2 million of our ARS during the quarter-ended March 31, 2011 and will repurchase the remaining $0.8 million of our ARS by December 31, 2012. We elected to account for the rights to resell these ARS (“ARS Put Option”) at fair value. We determined the fair value of the ARS Put Option was $0.1 million as of March 31, 2011. Accordingly, we recorded a gain of $0.1 million within interest and other expense on the condensed consolidated statement of operations, and recorded a corresponding asset within the condensed consolidated balance sheet.

As of March 31, 2011, due to our intention to resell $0.8 million of ARS by December 31, 2012, we reclassified $0.8 million of ARS from available-for-sale to trading securities and recognized $0.1 million of unrealized loss within interest and other expense on the condensed consolidated statement of operations.

We used a discounted cash flow model to determine the estimated fair value of our ARS and the ARS Put Option as of March 31, 2011. The assumptions used in preparing the discounted cash flow model included estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, and estimates for the amount of cash flows and expected holding periods of the ARS and the ARS Put Option. These inputs reflect our own assumptions about the assumptions market participants would use in pricing the ARS and the ARS Put Option, including assumptions about risk, developed based on the best information available in the circumstances.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of March 31, 2011, our management, with the participation of our Chief Executive Officer and our interim Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 was (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2011 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 31, 2011, we entered into a settlement agreement with Linear Technology Corporation ending all litigation between the two companies as previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2010. This settlement ends the enforcement proceeding in the United States Court of Appeals for the Federal Circuit entitled Advanced Analogic Technologies, Inc. v. International Trade Commission (Case No. 2010-1543) and ends our lawsuit in the United States District Court for the Northern District of California entitled Advanced Analogic Technologies, Inc. v. Linear Technology Corp., (Case No. C06-0735, N.D. Cal.). We recorded the patent litigation settlement expense within patent litigation expense in our condensed consolidated statement of operations for the three months ended March 31, 2011. We record litigation expenses as incurred.

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

We received an aggregate of approximately 89% of our net revenue from our ten largest customers for both the three months ended March 31, 2011 and March 31, 2010. Any action by one of our largest customers that affects our orders, product pricing or vendor status could significantly reduce our net revenue and harm our financial results.

We receive a substantial portion of our net revenue from a small number of customers. For example, for the three months ended March 31, 2011 and March 31, 2010, Samsung and LG Electronics were our largest customers. Sales to Samsung represented 30% and 25% for the three months ended March 31, 2011 and March 31, 2010, respectively. Additionally, we sell to a number of contract manufacturers of Samsung. Sales to Samsung and its contract manufacturers represented 32% and 35% of our net revenue in the three months ended March 31, 2011 and March 31, 2010, respectively. Sales to LG Electronics represented 19% of our net revenue for both the three months ended March 31, 2011 and March 31, 2010. We anticipate that we will continue to be dependent on these customers for a significant portion of our net revenue in the immediate future; however, we do not have long-term contractual purchase commitments from them, and we cannot assure you that they will continue to be our customers. Because our largest customers account for such a significant part of our business, the loss of, or a decline in sales to, any of our major customers would negatively impact our business.

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

As of March 31, 2011, our investment portfolio included interest bearing auction rate securities (ARS) with a fair value of $1.5 million. Our ARS represent investments in debt obligations collateralized by Federal Family Education Program student loans. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The monthly auctions historically provided a liquid market for these securities. However, beginning in 2008, uncertainties in the credit markets have affected all of our holdings in ARS and auctions for our investments in these securities have failed to settle on their respective settlement dates. Auctions for our investments in these securities continued to fail through March 31, 2011.

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

We obtain a portion of our net revenue through sales to distributors located in Asia who act as our fulfillment representatives. For example, sales to distributors accounted for 38% and 34% of our net revenue for the three months ended March 31, 2011 and March 31, 2010, respectively. In the normal course of their operation as fulfillment representatives, these distributors typically perform functions such as order scheduling, shipment coordination, inventory stocking, payment and collections and, when applicable, currency exchange between purchasers of our products and these distributors. Our distributors’ compensation for these functions is reflected in the price of the products we sell to these distributors. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. If these distributors are unable to pay us in a timely manner or if we anticipate that they will not pay us, we may elect to withhold future shipments, which could adversely affect our operating results. If one of our distributors experiences severe financial difficulties, becomes insolvent or declares bankruptcy, we could lose product inventory held by that distributor and we could be required to write off the value of any receivables owed to us by that distributor. We could also be required to record bad debt expense in excess of our reserves. We may not be successful in recognizing these indications or in finding replacement distributors in a timely manner, or at all, any of which could harm our operating results, cash flow and financial condition.

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

We conduct, and expect to continue to conduct, almost all of our business with companies that are located outside the United States. Based on ship-to locations, substantially all of our net revenue for the three months ended March 31, 2011 and March 31, 2010 came from customers in Asia, particularly South Korea, Taiwan, China and Japan. A vast majority of our contract manufacturing operations are located in South Korea, Taiwan, Malaysia and China. In addition, we have a design center in Shanghai, China. As a result of our international focus, we face several challenges, including:

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

We rely on third parties for substantially all of our manufacturing operations, including wafer fabrication, wafer probe testing, wafer thinning, assembly, final test, warehousing and shipping. Furthermore, for certain packages, at times we rely on a single manufacturer. We depend on these parties to supply us with material of a requested quantity in a timely manner that meets our standards for yield, cost and manufacturing quality. Any problems with our manufacturing supply chain could adversely impact our ability to ship our products to our customers on time and in the quantity required, which in turn could cause an unanticipated decline in our sales and possibly damage our customer relationships. An economic downturn, such as the one experienced during the last few years, could adversely affect the financial strength of our vendors and adversely impact their ability to manufacture product, resulting in a shortage or delay in product shipments to our customers.

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

Uncertainty over the outcome of litigation may cause our customers or potential customers to elect not to include our products that are the subject of this litigation into the design of their systems. Once a customer’s system designer initially chooses a competitor’s product for a particular electronic system, it becomes significantly more difficult for us to sell our products for use in that electronic system, because changing suppliers can involve significant cost, time, effort and risk for our customers. As a result, any future litigation may result in on-going expenses on a quarterly basis. If we are unsuccessful in any such litigation, our business and our ability to compete in foreign markets could be harmed, and we could be enjoined from selling the accused products, either directly or indirectly, which could have a material adverse impact on our net revenue, financial condition, results of operations and cash flows. See Part II, Item 1 – Legal Proceedings.

Our failure to protect our intellectual property rights adequately could impair our ability to compete effectively or to defend ourselves from litigation, which could harm our business, financial condition and results of operations.

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements to protect our proprietary technologies and know-how. While we have been issued over 100 patents, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be challenged or circumvented by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our United States patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Many United States-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products.

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

Additionally, during the last few years general worldwide economic conditions experienced a downturn due to slower economic activity, concerns about inflation and deflation, fears of recession, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, recent international conflicts and terrorist and military activity and the impact of natural disasters and public health emergencies. Our operations and performance depend significantly on worldwide economic conditions and their impact on consumer spending, which has recently deteriorated significantly in many countries and regions, including the United States and Asia, and may remain depressed for the foreseeable future. For example, some of the factors that could influence consumer spending include conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results. Although these conditions have abated somewhat during the last year, these conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause United States and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the semiconductor industry. If the economy or markets in which we operate do not continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We repurchase shares of our common stock under our stock repurchase program announced on October 29, 2008. Under the stock repurchase program, we are authorized to use up to $30 million to repurchase shares of our outstanding common stock. We may repurchase shares in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased under the stock repurchase program depends upon market conditions and other factors, in accordance with SEC requirements.

We have entered into agreements pursuant to SEC Rule 10b5-1 pursuant to which we authorized a third-party broker to purchase shares on our behalf during our normal blackout periods in accordance with predetermined trading instructions. In addition, we may repurchase shares of our common stock under the guidelines of SEC Rule 10b-18.

During the three months ended March 31, 2011, we did not repurchase shares of our common stock.

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

Dated: May 3, 2011	By:	/S/ ASHOK CHANDRAN
Ashok Chandran
Vice President, Chief Accounting Officer and interim Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.