Form 10-Q
period 2011-06-30
ADVANCED ANALOGIC TECHNOLOGIES INC
filed 2011-08-09
CIK 1104042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

There were 44,152,495 shares of the registrant’s common stock outstanding as of August 3, 2011.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares and par value)

	June 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$25,569	$37,158
Short-term investments	61,192	50,245

Total cash, cash equivalents and short-term investments	86,761	87,403
Accounts receivable, net of allowances	14,387	13,629
Inventories	12,136	11,390
Prepaid expenses and other current assets	1,773	1,803

Total current assets	115,057	114,225
Property and equipment, net	4,855	5,061
Other assets	3,056	3,182
Deferred income taxes	188	188
Intangibles, net	17	50
Goodwill	16,116	16,116

Total assets	$139,289	$138,822

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$11,720	$9,315
Accrued liabilities	5,132	4,481
Income tax payable	148	146

Total current liabilities	17,000	13,942
Long-term income tax payable	2,433	2,221
Other long-term liabilities	299	297

Total liabilities	19,732	16,460

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value—100,000,000 shares authorized; 48,202,226 and 44,008,785 shares issued and outstanding, respectively, as of June 30, 2011; 46,551,317 and 42,357,876 shares issued and outstanding, respectively, as of December 31, 2010	48	47
Treasury stock, at cost; 4,193,441 shares as of June 30, 2011 and December 31, 2010, respectively	(12,251)	(12,251)
Additional paid-in capital	196,585	188,921
Accumulated other comprehensive gain (loss)	265	(11)
Accumulated deficit	(65,090)	(54,344)

Total stockholders’ equity	119,557	122,362

Total liabilities and stockholders’ equity	$139,289	$138,822

See accompanying notes to the unaudited condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue	$24,050	$23,146	$44,536	$45,064
Cost of revenue	13,255	12,609	24,978	23,924

Gross profit	10,795	10,537	19,558	21,140

Operating expenses:
Research and development	6,588	7,836	13,056	14,938
Sales, general and administrative	7,072	6,109	14,676	12,270
Patent litigation	5	245	2,188	1,329

Total operating expenses	13,665	14,190	29,920	28,537

Loss from operations	(2,870)	(3,653)	(10,362)	(7,397)
Interest and other income (expense), net:
Interest and investment income	44	77	84	177
Other expense, net	(51)	(62)	(122)	(93)

Total interest and other income (expense), net	(7)	15	(38)	84

Loss before income taxes	(2,877)	(3,638)	(10,400)	(7,313)
Provision for income taxes	175	273	346	802

Net loss	$(3,052)	$(3,911)	$(10,746)	$(8,115)

Net loss per share:
Basic	$(0.07)	$(0.09)	$(0.25)	$(0.19)
Diluted	$(0.07)	$(0.09)	$(0.25)	$(0.19)
Weighted average shares used in net loss per share calculation:
Basic	43,229	42,887	42,875	42,923
Diluted	43,229	42,887	42,875	42,923

See accompanying notes to the unaudited condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,746)	$(8,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,385	2,125
Stock-based compensation	2,998	2,574
Provision for doubtful accounts	(3)	(1)
Net unrealized gain on trading securities	—	(3)
Loss on sales of property and equipment	8	1
Changes in operating assets and liabilities:
Accounts receivable	(755)	(3,469)
Inventories	(749)	(2,345)
Prepaid expenses and other current assets	455	952
Other assets	(98)	17
Accounts payable	2,393	3,917
Accrued liabilities and other long-term liabilities	650	1,091
Income taxes payable	208	727

Net cash used in operating activities	(4,254)	(2,529)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(683)	(1,195)
Purchases of short-term investments	(58,850)	(67,988)
Proceeds from sales and maturities of short-term investments	47,512	49,147
Sale of long-term investment	275	50
Purchase of long-term investment	(300)	—

Net cash used in investing activities	(12,046)	(19,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	4,670	423
Common stock repurchases	—	(3,602)

Net cash provided by (used in) financing activities	4,670	(3,179)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	41	(8)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,589)	(25,702)
CASH AND CASH EQUIVALENTS—Beginning of period	37,158	36,120

CASH AND CASH EQUIVALENTS—End of period	$25,569	$10,418

NONCASH INVESTING AND FINANCING ACTIVITY:
Decreases in accounts payable and accrued liabilities related to property and equipment purchases	$(8)	$(330)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$137	$70

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other future period. The condensed consolidated balance sheet as of December 31, 2010 is derived from the audited consolidated financial statements as of and for the year then ended.

Immaterial Restatement

In connection with the preparation of its annual consolidated financial statements for the year ended December 31, 2010, the Company identified immaterial classification errors within its previously issued condensed consolidated statements of cash flows for the six months ended June 30, 2010. For the six months ended June 30, 2010, $1.2 million of amortization of premiums on the Company’s available-for-sale investments was included within cash flows from investing activities, whereas it should have been classified within cash flows from operating activities. The Company has restated its condensed consolidated statement of cash flows for the six months ended June 30, 2010 in this Quarterly Report on Form 10-Q by increasing depreciation and amortization within cash flows from operating activities from $0.9 million to $2.1 million and increasing purchases of short-term investments within cash flows from investing activities from $66.8 million to $68.0 million. Net cash used in operating activities previously reported of $(3.7) million and Net cash used in investing activities previously reported of $(18.8) million have been corrected to $(2.5) million and $(20.0) million, respectively. This immaterial restatement had no impact on the Company’s condensed consolidated balance sheet or condensed consolidated statement of operations. The Company does not consider this correction to be material.

2. INVESTMENTS

As of June 30, 2011 and December 31, 2010, the Company had investments in short-term debt instruments and long-term auction rate securities (ARS), which were classified as available-for-sale. As of June 30, 2011, the Company also had $0.8 million of investments in ARS that were classified as trading securities. Short-term investments consist primarily of investment grade debt securities with a maturity of greater than 90 days at the time of purchase. Interest earned on securities is included in “Interest and investment income” in the Condensed Consolidated Statements of Operations.

The Company’s available-for-sale investments are carried at fair market value with the related unrealized gains and losses included in accumulated other comprehensive gain (loss), which is a separate component of stockholders’ equity. The Company records other-than-temporary impairment charges for its available-for-sale investments when it intends to sell the securities, it is more likely than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities. Trading securities are carried at fair value with unrealized gains and losses recognized in earnings. The cost of securities sold is based on the specific identification method.

The following table, which excludes cash, is a summary of cash equivalents, short-term investments and long-term investments classified as available-for-sale as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Money market funds	$13,005	$—	$—	$13,005
U.S. Treasury bills	61,172	20	—	61,192
Auction rate securities	650	—	(31)	619

Total	$74,827	$20	$(31)	$74,816

Amounts included in:
Cash and cash equivalents	$13,005	$—	$—	$13,005
Short-term investments	61,172	20	—	61,192
Other assets	650	—	(31)	619

Total	$74,827	$20	$(31)	$74,816

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Money market funds	$29,219	$—	$—	$29,219
U.S. Treasury bills	48,949	2	(4)	48,947
Municipal bonds	1,298	—	—	1,298
Auction rate securities	1,750	—	(101)	1,649

Total	$81,216	$2	$(105)	$81,113

Amounts included in:
Cash and cash equivalents	$29,219	$—	$—	$29,219
Short-term investments	50,247	2	(4)	50,245
Other assets	1,750	—	(101)	1,649

Total	$81,216	$2	$(105)	$81,113

3. FAIR VALUE MEASUREMENTS

The Company’s financial assets are measured at fair value. Fair value is the price that the Company estimates would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Fair Value Hierarchy

The Company classifies investments within Level 1 of the fair value hierarchy when the fair value is based on quoted prices in active markets for identical assets or liabilities. The Company considers a market to be active when transactions for the asset occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of June 30, 2011, the Company’s Level 1 investments consisted of money market funds and U.S. Treasury bills.

The Company classifies investments within Level 2 of the fair value hierarchy when the fair value is based on broker/dealer quotes which use observable market inputs instead of quoted market prices in active markets. As of June 30, 2011, the Company did not have Level 2 investments.

Investments are classified within Level 3 of the fair value hierarchy if the fair value is determined using unobservable inputs that are not corroborated by market data. The valuation of Level 3 investments requires the use of significant management judgments or estimation. As of June 30, 2011, the Company’s Level 3 investments consisted of ARS. The methodology used for determining the fair value of these Level 3 financial assets is described below.

The following table, which excludes cash, presents the fair value of the Company’s cash equivalents, short-term investments and long-term investments as of June 30, 2011 and December 31, 2010:

			Fair Value Measurements as of June 30, 2011 Using:
	Carrying Amount	Total fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$13,005	$13,005	$13,005	$—	$—
U.S. Treasury bills	61,192	61,192	61,192	—	—
Auction rate securities	619	619	—	—	619

Total Available-for-sale securities	$74,816	$74,816	$74,197	$—	$619

Other investments:
Auction rate securities classified as trading securities	$778	$778	$—	$—	$778
ARS put option	47	47	—	—	47

Total Other investments	$825	$825	$—	$—	$825

Amounts included in:
Cash and cash equivalents	$13,005
Short-term investments	61,192
Prepaid expenses and other current assets	157
Other assets	1,287

Total	$75,641

			Fair Value Measurements as of December 31, 2010 Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale investments:
Money market funds	$29,219	$29,219	$29,219	$—	$—
U.S. Treasury bonds	48,947	48,947	48,947	—	—
Municipal bonds	1,298	1,298	—	1,298	—
Auction rate securities	1,649	1,649	—	—	1,649

Total	$81,113	$81,113	$78,166	$1,298	$1,649

Amounts included in:
Cash and cash equivalents	$29,219
Short-term investments	50,245
Other assets	1,649

Total	$81,113

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using unobservable inputs (Level 3):

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Auction Rate Securities	ARS Put Option
Beginning balances as of December 31, 2010	$1,649	$—
Unrealized gain included in accumulated other comprehensive loss	59	—
Unrealized loss recognized in earnings	(53)	—
Purchases, sales, issuances and settlements, net	(175)	53

Ending balances as of March 31, 2011	1,480	53
Unrealized gain included in accumulated other comprehensive loss	11	—
Unrealized gain (loss) recognized in earnings	6	(6)
Purchases, sales, issuances and settlements, net	(100)	—

Ending balances as of June 30, 2011	$1,397	$47

The amount of total unrealized gain for the period included in accumulated other comprehensive loss attributable to assets still held at the reporting date	$3	$—

The amount of total unrealized gain (loss) for the period recognized in earnings attributable to assets still held at the reporting date	$(47)	$47

Auction Rate Securities

As of June 30, 2011, the Company’s investment portfolio included $1.5 million of ARS with a fair value of $1.4 million. As of December 31, 2010, the Company’s investment portfolio included $1.8 million of ARS with a fair value of $1.6 million.

During the three months ended March 31, 2011, the Company entered into a settlement agreement with a financial institution under which the financial institution agreed to purchase from the Company, up to an aggregate amount of $1.0 million of the Company’s ARS at par value. Under the agreement, the Company has the right, but not the obligation, to resell its ARS to the financial institution. In accordance with the settlement agreement, the financial institution repurchased at par value $0.2 million of the Company’s ARS during the three months ended March 31, 2011 and will repurchase $0.8 million of the Company’s ARS by December 31, 2012. Due to the Company’s intention to resell $0.8 million of ARS by December 31, 2012 per the terms of this agreement, it reclassified $0.8 million of ARS from available-for-sale to trading securities during the three months ended March 31, 2011. During the three months ended March 31, 2011, the Company elected to account for the rights to resell its ARS (“ARS Put Option”) at fair value. Changes in the fair value of the ARS classified as trading securities and changes in the fair value of the ARS Put Option are recorded within interest and other expense on the condensed consolidated statement of operations.

The Company’s ARS are interest-bearing investments in debt obligations collateralized by Federal Family Education Program student loans. The Company considers the ARS market to be inactive because auctions have failed to settle on their respective settlement dates since 2008. Further, the secondary market for ARS is inactive and there have been few issuer repurchases. The Company believes that available pricing information is not determinative of the ARS fair value. As such, the Company estimated the fair value of its ARS as of June 30, 2011 and December 31, 2010 using a discounted cash flow model.

To determine the fair value of its ARS, the Company estimated the contractual interest that will be earned during the expected time to liquidity, and discounted these cash flows to reflect liquidity and credit risk. The discount factor represents the current market conditions for instruments with similar credit quality, adjusted by 300 basis points to reflect the risk in the marketplace for the ARS. The following average assumptions were used to determine the ARS fair value as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Expected time to liquidity	2 years	2 years
Expected annual rate of return	1.2% to 1.7%	1.3% to 1.8%
Discount rate	4.2%	4.5%

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

During the three and six months ended June 30, 2011, the Company did not repurchase any shares of its common stock. During the three and six months ended June 30, 2010, the Company repurchased 1.0 million shares of its common stock. As of June 30, 2011, the Company has $17.7 million of remaining funds authorized to purchase shares under the stock repurchase program. Shares repurchased are accounted for as treasury stock and the total cost of shares repurchased is recorded as a reduction to stockholders’ equity.

Stock-Based Compensation Expense and Valuation of Awards

The following table summarizes stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of operations classifications	2011	2010	2011	2010
Cost of revenue	$65	$65	$119	$138
Research and development	475	559	940	1,137
Sales, general and administrative	489	635	1,939	1,299

Total stock-based compensation expense	$1,029	$1,259	$2,998	$2,574

In connection with the departure of certain of its employees during the six months ended June 30, 2011, the Company modified stock option and restricted stock unit agreements to provide for an extended post-termination exercise period and accelerated vesting of stock options and restricted stock units resulting in a one-time charge of $0.9 million.

There was no related tax effect for stock-based compensation expense for the three and six months ended June 30, 2011 and 2010 as the Company had a full valuation allowance against its U.S. deferred tax assets.

The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of stock options. The Company did not grant any stock options during the three months ended June 30, 2011. For the three months ended June 30, 2010, the Company used the following weighted average assumptions to calculate the fair value of stock options granted:

Three Months Ended June 30, 2010
Volatility	63%
Expected option term (in years)	4.80
Expected annual dividend yield	0%
Risk-free interest rate	2.18%

The Company used the following weighted average assumptions to calculate the fair values of stock options granted during the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
Volatility	63%	63%
Expected option term (in years)	4.53	4.80
Expected annual dividend yield	0%	0%
Risk-free interest rate	2.11%	2.27%

The expected term of the Company’s stock options represents the estimated weighted-average period that the stock options are expected to remain outstanding. Beginning in 2010, to determine the expected term, the Company estimates future employee exercise behavior by considering its historical option exercise and post-vest cancellation experience as well as the contractual term of its stock option grants. The Company bases its expected volatility assumption on its daily historical volatility data over a period commensurate with the expected term. Due to the low volume of traded options on the Company’s common stock and because the term of traded options was much shorter than the expected term of the Company’s stock options, implied volatility was not included in the valuation of options granted during 2011 and 2010.

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

During the three months ended June 30, 2011, the Company granted 0.8 million restricted stock units with a total fair value of $3.2 million. During the six months ended June 30, 2011, the Company granted 1.2 million restricted stock units with a fair value of $5.1 million. For restricted stock units, the fair value is based on the closing stock price of the Company’s common stock on the grant date, multiplied by the number of restricted stock units granted.

Compensation expense for all share based payment awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. Stock options and restricted stock units generally vest over four years.

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

A reconciliation of shares used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Weighted average shares used to calculate basic net loss per share	43,229	42,887	42,875	42,923
Effect of dilutive securities:
Stock options	—	—	—	—

Dilutive potential common stock	—	—	—	—

Weighted average shares used to calculate diluted net loss per share	43,229	42,887	42,875	42,923

For the three months ended June 30, 2011 and 2010, the Company excluded 6.2 million and 9.0 million, respectively, of potentially dilutive securities from the computation of diluted net loss per share. For the six months ended June 30, 2011 and 2010, the Company excluded 7.1 million and 9.1 million, respectively, of potentially dilutive securities from the computation of diluted net loss per share. Potentially dilutive securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

6. OTHER COMPREHENSIVE LOSS

Comprehensive loss includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net loss, as reported	$(3,052)	$(3,911)	$(10,746)	$(8,115)
Changes in cumulative translation adjustment	90	8	376	9
Changes in unrealized gains(losses) on investments, net of taxes	54	20	(86)	18

Total other comprehensive loss	$(2,908)	$(3,883)	$(10,456)	$(8,088)

7. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

	June 30, 2011	December 31, 2010
	(in thousands)
Inventories
Work in process	$6,957	$5,204
Finished goods	5,179	6,186

Total inventories	$12,136	$11,390

Property and equipment, net
Computers and software	$5,933	$5,588
Office and test equipment	9,398	8,918
Leasehold improvements	1,614	1,584

Gross property and equipment	16,945	16,090
Accumulated depreciation and amortization	(12,090)	(11,029)

Total property and equipment, net	$4,855	$5,061

Accrued liabilities
Accrued legal and accounting services	$446	$234
Accrued payroll and benefits	2,609	2,494
Accrued severance and related	277	—
Warranty reserve	157	89
Deferred revenue	53	35
Restructuring reserve	10	37
Accrued payables and other	1,580	1,592

Total accrued liabilities	$5,132	$4,481

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination. As of June 30, 2011 and December 31, 2010, the Company’s goodwill balance was $16.1 million, of which $15.7 million relates to the Company’s October 2006 acquisition of Analog Power Semiconductor Corporation and $0.4 million relates to the Company’s June 2008 acquisition of Elite Micro Devices, Inc.

The Company evaluates goodwill for impairment, at a minimum, on an annual basis on September 30 and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. During the three and six months ended June 30, 2011 and 2010, the Company determined that goodwill impairment indicators were not present.

Intangible Assets

The Company’s intangible asset balance was less than $0.1 million as of June 30, 2011 and $0.1 million as of December 31, 2010. The Company amortizes intangible assets on a straight-line basis over the estimated useful life of the assets. The intangible assets balance of less than $0.1 million will be amortized over the remainder of 2011.

9. SEGMENT INFORMATION

The Company operates in one reportable segment: the design, development, marketing and sale of power management semiconductor products and solutions for the communications, computing and consumer portable and personal electronics marketplace. The Company’s chief operating decision maker is its chief executive officer.

The following is a summary of net revenue by geographic region based on the location to which the product is shipped:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
South Korea	$10,986	$10,798	$22,115	$23,041
China	4,362	5,233	7,757	9,709
Taiwan	7,771	5,998	13,206	10,172
Europe	242	276	362	643
North America	228	247	438	550
Japan	461	594	658	949

Total	$24,050	$23,146	$44,536	$45,064

The following table summarizes net revenue and accounts receivable for customers who accounted for 10% or more of accounts receivable or net revenue, respectively:

	Accounts Receivable as of		Net Revenue Three Months Ended June 30,		Net Revenue Six Months Ended June 30,
	June 30, 2011	December 31, 2010	2011	2010	2011	2010
Customer
A	33%	31%	27%	18%	28%	22%
B	20%	24%	15%	17%	17%	18%
C	14%	*	21%	*	11%	*
D	13%	16%	*	*	*	*
E	*	*	*	12%	*	11%

*	Amount represents less than 10%.

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

The Company recorded tax provisions of $0.2 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively. The Company recorded tax provisions of $0.3 million and $0.8 million for the six months ended June 30, 2011 and 2010, respectively.

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

The Company concludes that a valuation allowance is required when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. The Company utilizes a rolling three years of actual results as its primary measure of its cumulative losses in recent years. As of June 30, 2011, the Company continues to have a three year cumulative loss and, therefore, concluded that a valuation allowance is still required.

During the six months ended June 30, 2011, the Company increased its total amount of unrecognized tax benefits by approximately $0.6 million, including an accrual of interest and penalties of $0.2 million.

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

The Company provides a warranty against defects in materials and workmanship and will either repair the goods, provide replacement products at no charge to the customer or refund amounts to the customer for defective products. The Company records estimated warranty costs, based on historical experience over the preceding 12 months by product, at the time it recognizes product revenues. The Company’s warranty reserve balance was $0.2 million as of June 30, 2011 and $0.1 million as of December 31, 2010.

Litigation Related to the Merger

On June 6, 2011, a putative stockholder class action lawsuit was filed in California Superior Court in Santa Clara County (Case No. 111CV202403) (the “Bushansky action”) naming the Company (“AATI”), the members of AATI’s board of directors, Skyworks Solutions, Inc. (“Skyworks”) and PowerCo Acquisition Corp. (“Merger Sub”) as defendants. The complaint alleges, among other things, (1) that the members of AATI’s board of directors breached their fiduciary duties by (a) failing to take steps to maximize the value of the merger consideration to AATI’s stockholders, (b) taking steps to avoid competitive bidding, and (c) failing to protect against conflicts of interest resulting from change-of-control and transaction-related benefits received by AATI directors in connection with the merger that are not available to all stockholders, and (2) that AATI, the members of AATI’s board of directors, Skyworks and Merger Sub aided and abetted these purported breaches of fiduciary duties. The complaint seeks to enjoin consummation of the merger or, if the merger is completed, to recover damages caused by the alleged breaches of fiduciary duties. The complaint also seeks recovery of attorney’s fees and costs of the lawsuit.

On June 7, 2011, a putative stockholder class action lawsuit was filed in California Superior Court in Santa Clara County (Case No. 111CV202501) (the “Venette action”) naming AATI, the members of AATI’s board of directors, Skyworks and Merger Sub as defendants. Plaintiffs filed an amended complaint on July 14, 2011 (the “Amended Complaint”). The Amended Complaint alleges, among other things, (1) that the members of AATI’s board of directors breached their fiduciary duties by (a) agreeing to the merger for inadequate consideration on unfair terms, (b) failing to protect against conflicts of interest resulting from change-of-control and transaction-related benefits received by AATI directors in connection with the merger that are not available to all stockholders, (c) selling the company in response to alleged pressure from Dialectic Capital Partners, LP (“Dialectic”), (d) taking steps to avoid competitive bidding (including the entry by certain AATI officers and directors into agreements with Skyworks relating to voting commitments and inclusion in the merger agreement of nonsolicitation provisions and a termination fee), and (e) by causing the issuance of a materially misleading Form S-4 Registration Statement which, inter alia, purportedly fails to disclose material facts surrounding (i) Dialectic’s impact on the proposed merger process, (ii) the AATI board of directors’ evaluation of Skyworks and its offer for the Company, and (iii) supporting figures and analysis regarding the fairness opinion that the AATI Board obtained from its financial advisor, Needham & Company, LLC, in connection with the transaction and (2) that AATI, the members of AATI’s board of directors, Skyworks and Merger Sub aided and abetted these purported breaches of fiduciary duties. The Amended Complaint seeks to enjoin consummation of the merger, and to have the court direct the defendants to implement procedures and processes to maximize shareholder value. The Amended Complaint also seeks recovery of attorney’s fees and costs of the lawsuit.

On July 26, 2011, the Court issued an order consolidating the Bushansky action and Venette action into a single, consolidated action captioned In re Advanced Analogic Technologies Inc. Shareholder Litigation, Lead Case No. 111CV202403, and designating the Amended Complaint as the operative complaint in the litigation.

AATI and AATI’s board of directors believe that the claims in the consolidated action are without merit and intend to defend against such claims vigorously. Further, the Company does not believe that it is probable that a liability has been incurred as of the date of the financial statements or that a loss can be reasonably estimated. Accordingly, no liability has been recorded as of the date of the financial statements for the shareholder class action lawsuits. See Note 13 – “Merger Agreement with Skyworks Solutions, Inc.” below for more information about the merger agreement between the Company and Skyworks.

Patent Litigation Settlement

On March 31, 2011, the Company entered into a settlement agreement with Linear Technology Corporation ending all litigation between the two companies as previously disclosed in its annual report on Form 10-K for the fiscal year ended December 31, 2010. This settlement ends the enforcement proceeding in the United States Court of

Appeals for the Federal Circuit entitled Advanced Analogic Technologies, Inc. v. International Trade Commission (Case No. 2010-1543) and ends the Company’s lawsuit in the United States District Court for the Northern District of California entitled Advanced Analogic Technologies, Inc. v. Linear Technology Corp. (Case No. C06-0735, N.D. Cal.). The Company recorded the patent litigation settlement within patent litigation expense in its condensed consolidated statement of operations for the six months ended June 30, 2011.

12. RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2011, the FASB issued new authoritative guidance on comprehensive income that eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance will not have any impact on the Company’s consolidated financial statements.

13. MERGER AGREEMENT WITH SKYWORKS SOLUTIONS, INC.

On May 26, 2011, the Company’s board of directors unanimously approved a merger agreement among AATI, Skyworks Solutions, Inc. (“Skyworks”) and PowerCo Acquisition Corp. (“Merger Sub”) that contemplates the merger of Merger Sub with and into AATI, with AATI surviving the merger as a wholly owned subsidiary of Skyworks.

If AATI stockholders adopt the merger agreement and the parties subsequently complete the merger, each outstanding share of AATI common stock will become the right to receive a combination of cash and Skyworks common stock with a nominal total combined value of $6.13, consisting of 0.08725 of a share of Skyworks common stock (the “stock consideration”), par value of $0.25 per share and cash (the “cash consideration” and, together with the stock consideration, the “merger consideration”) in the initial calculated amount of $3.68, without interest, less applicable withholding taxes, and subject to adjustment as provided in the merger agreement and further described in the proxy statement/prospectus. Under certain circumstances, Skyworks has the right to pay the entire $6.13 in cash, and in that event, AATI stockholders would not receive any shares of Skyworks common stock in the merger for their outstanding shares of AATI common stock, and would instead receive $6.13 entirely in cash.

If AATI stockholders adopt the merger agreement and the parties subsequently complete the merger, each outstanding option to purchase AATI common stock (each, a “Company Option”), whether vested or unvested, and all stock option plans or other equity-related plans of the Company themselves, insofar as they relate to outstanding Company Options, shall be assumed by Skyworks and each Company Option shall become an option to acquire, on the same terms and conditions as were applicable under the Company Option immediately prior to the effective time of the merger using an option exchange ratio.

If AATI stockholders adopt the merger agreement and the parties subsequently complete the merger, each outstanding award of restricted stock units that is to be settled in shares of the Company’s common stock that is outstanding immediately prior to the completion of the merger shall be assumed by Skyworks.

The Company and Skyworks have made customary representations and warranties in the merger agreement. The completion of the merger agreement is subject to customary closing conditions. The merger cannot be completed unless the holders of at least a majority of all the votes entitled to be cast by holders of outstanding shares of AATI common stock vote to adopt the merger agreement and approve the merger.

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

Overview

Our net revenue for the three months ended June 30, 2011 increased 4% compared to the three months ended June 30, 2010 primarily due to a 30% increase in net revenue in Taiwan and higher sales of our display and lighting solutions product family. Gross margin for the three months ended June 30, 2011 decreased to 44.9% compared to 45.5% for the three months ended June 30, 2010 primarily due to unfavorable product mix and average selling prices, partially offset by favorable manufacturing variances and a lower charge for excess and obsolete inventory.

Our net revenue for the six months ended June 30, 2011 decreased 1% compared to the six months ended June 30, 2010 primarily due to lower sales of our products in all regions other than Taiwan, which increased by 30% year over year. Gross margin for the six months ended June 30, 2011 was 43.9% compared to 46.9% for the six months ended June 30, 2010 primarily due to unfavorable product mix, partially offset by favorable manufacturing variances.

Cash, cash equivalents and short-term investments as of June 30, 2011 decreased by $0.6 million to $86.8 million compared to $87.4 million as of December 31, 2010. We continue to be debt free as of June 30, 2011.

Merger Agreement with Skyworks Solutions, Inc.

On May 26, 2011, our board of directors unanimously approved a merger agreement among AATI, Skyworks Solutions, Inc. (“Skyworks”) and PowerCo Acquisition Corp. (“Merger Sub”) that contemplates the merger of Merger Sub with and into AATI, with AATI surviving the merger as a wholly owned subsidiary of Skyworks.

If our stockholders adopt the merger agreement and the parties subsequently complete the merger, each outstanding share of our common stock will become the right to receive a combination of cash and Skyworks common stock with a nominal total combined value of $6.13, consisting of 0.08725 of a share of Skyworks common stock (the “stock consideration”), par value of $0.25 per share and cash (the “cash consideration” and, together with the stock consideration, the “merger consideration”) in the initial calculated amount of $3.68, without interest, less applicable withholding taxes, and subject to adjustment as provided in the merger agreement and further described in the proxy statement/prospectus. Under certain circumstances, Skyworks has the right to pay the entire $6.13 in cash, and in that event, our stockholders would not receive any shares of Skyworks common stock in the merger for their outstanding shares of AATI common stock, and would instead receive $6.13 entirely in cash.

If our stockholders adopt the merger agreement and the parties subsequently complete the merger, each outstanding option to purchase AATI common stock (each, a “Company Option”), whether vested or unvested, and all stock option plans or other of our equity-related plans themselves, insofar as they relate to outstanding Company Options, shall be assumed by Skyworks and each Company Option shall become an option to acquire, on the same terms and conditions as were applicable under the Company Option immediately prior to the effective time of the merger using an option exchange ratio.

If our stockholders adopt the merger agreement and the parties subsequently complete the merger, each outstanding award of restricted stock units that is to be settled in shares of our common stock that is outstanding immediately prior to the completion of the merger shall be assumed by Skyworks.

Our board of directors has unanimously determined that it is advisable and in the best interests of our stockholders for AATI to enter into the merger agreement and to consummate the merger and the transactions contemplated by the merger agreement, and that the merger consideration provided in the merger agreement is fair to our stockholders who will be entitled to receive such merger consideration.

We and Skyworks have made customary representations and warranties in the merger agreement. The completion of the merger agreement is subject to customary closing conditions. The merger cannot be completed unless the holders of at least a majority of all the votes entitled to be cast by holders of our outstanding shares of common stock vote to adopt the merger agreement and approve the merger.

For more information on the merger, please see the Preliminary Proxy Statement/Prospectus contained in Amendment No. 1 to the Registration Statement on Form S-4 that was filed by Skyworks with the SEC on August 9, 2011 and the definitive Proxy Statement/Prospectus when available.

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

Management believes that there have been no significant changes during the three and six months ended June 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

The following table sets forth our unaudited historical operating results, in dollar amounts and as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2011		2010		2011		2010
Net revenue	$24,050	100.0%	$23,146	100.0%	$44,536	100.0%	$45,064	100.0%
Cost of revenue	13,255	55.1	12,609	54.5	24,978	56.1	23,924	53.1

Gross profit	10,795	44.9	10,537	45.5	19,558	43.9	21,140	46.9
Operating expenses:
Research and development	6,588	27.4	7,836	33.9	13,056	29.3	14,938	33.1
Sales, general and administrative	7,072	29.4	6,109	26.4	14,676	33.0	12,270	27.2
Patent litigation	5	0.0	245	1.1	2,188	4.9	1,329	2.9

Total operating expenses	13,665	56.8	14,190	61.3	29,920	67.2	28,537	63.3

Loss from operations	(2,870)	(11.9)	(3,653)	(15.8)	(10,362)	(23.3)	(7,397)	(16.4)
Interest and other income (expense), net:
Interest and investment income	44	0.2	77	0.3	84	0.2	177	0.4
Other expense, net	(51)	(0.2)	(62)	(0.3)	(122)	(0.3)	(93)	(0.2)

Total interest and other income (expense), net	(7)	(0.0)	15	0.1	(38)	(0.1)	84	0.2

Loss before income taxes	(2,877)	(12.0)	(3,638)	(15.7)	(10,400)	(23.4)	(7,313)	(16.2)
Provision for income taxes	175	0.7	273	1.2	346	0.8	802	1.8

Net loss	$(3,052)	(12.7)%	$(3,911)	(16.9)%	$(10,746)	(24.1)%	$(8,115)	(18.0)%

Comparison of Three and Six Months ended June 30, 2011 and June 30, 2010

Net Revenue

The following table illustrates our net revenue by principal product families:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Amount	Percent of net revenue	Amount	Percent of net revenue	Amount	Percent of net revenue	Amount	Percent of net revenue
	(in thousands, except percentages)
Display and Lighting Solutions	$13,949	58%	$12,680	55%	$25,495	57%	$25,650	57%
Voltage Regulation and DC/DC Conversion	5,125	21%	5,197	22%	10,032	23%	9,440	21%
Interface and Power Management	3,776	16%	3,624	16%	6,834	15%	6,619	15%
Battery Management	1,200	5%	1,645	7%	2,175	5%	3,355	7%

Total	$24,050	100%	$23,146	100%	$44,536	100%	$45,064	100%

Our net revenue for the three months ended June 30, 2011 increased by $0.9 million or 3.9% compared to the three months ended June 30, 2010. Total unit shipments in the three months ended June 30, 2011 increased 9% compared to the three months ended June 30, 2010 while the average selling prices decreased by approximately 5%.

Our net revenue for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 decreased by $0.1 million, or 1.2%. Total unit shipments increased 5% during the first six months of 2011 compared to the first six months of 2010 while average selling prices decreased 6%.

During the three and six months ended June 30, 2011 higher sales in Taiwan were offset by lower sales in all other regions compared to the three and six months ended June 30, 2010.

Gross Profit

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in thousands, except percentages)	2011	2010			2011	2010
Net revenue	$24,050	$23,146	$904	4%	$44,536	$45,064	$(528)	(1)%
Cost of revenue	13,255	12,609	646	5%	24,978	23,924	1,054	4%

Gross profit	$10,795	$10,537			$19,558	$21,140

Gross profit margin percentage	44.9%	45.5%	(0.6)%		43.9%	46.9%	(3.0)%

Our gross margin was 44.9% for the three months ended June 30, 2011, compared to 45.5% for the three months ended June 30, 2010. This decrease in gross margin was primarily due to unfavorable product mix, partially offset by favorable manufacturing variances.

Our gross margin was 43.9% for the six months ended June 30, 2011, compared to 46.9% for the six months ended June 30, 2010. This decrease in gross margin was primarily due to unfavorable product mix, partially offset by favorable manufacturing variances.

Research and Development

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in thousands, except percentages)	2011	2010			2011	2010
Research and development	$6,588	$7,836	$(1,248)	(16)%	$13,056	$14,938	$(1,882)	(13)%
Percentage of net revenue	27.4%	33.9%	(6.5)%		29.3%	33.1%	(3.8)%

Research and development expenses for the three months ended June 30, 2011 decreased by $1.2 million as compared to the three months ended June 30, 2010 primarily due to a $0.8 million decrease in payroll and personnel related expenses due to a reduction in force and a $0.3 million decrease in non-recurring engineering expenses.

Research and development expenses for the six months ended June 30, 2011 decreased by $1.9 million as compared to the six months ended June 30, 2010 primarily due to a $1.5 million decrease in payroll and personnel related expenses as a result of a reduction in force and a $0.4 million decrease in patent related expenses.

Sales, General and Administrative

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in thousands, except percentages)	2011	2010			2011	2010
Sales, general and administrative	$7,072	$6,109	$963	16%	$14,676	$12,270	$2,406	20%
Percentage of net revenue	29.4%	26.4%	3.0%		33.0%	27.2%	5.7%

Sales, general and administrative expenses for the three months ended June 30, 2011 increased by $1.0 million as compared to the three months ended June 30, 2010 primarily due to $2.0 million of acquisition related expenses primarily for valuation and legal services (see “Merger Agreement with Skyworks Solutions, Inc.” above), partially offset by a $0.4 million decrease in outside service expenses, a $0.3 million decrease in travel expenses and a $0.1 million decrease in payroll and personnel related expenses.

Sales, general and administrative expenses for the six months ended June 30, 2011 increased by $2.4 million as compared to the six months ended June 30, 2010 primarily due to $2.0 million of acquisition related expenses primarily for valuation and legal services, a $0.8 million increase in severance expense for former executives and a $0.6 million increase in stock-based compensation expense primarily due to stock option modifications for former executives, partially offset by a $0.4 million decrease in outside service expenses, a $0.3 million decrease in payroll and personnel related expenses and a $0.2 million decrease in travel expenses.

Patent Litigation

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in thousands, except percentages)	2011	2010			2011	2010
Patent litigation	$5	$245	$(240)	(98)%	$2,188	$1,329	$859	65%
Percentage of net revenue	0.0%	1.1%	(1.0)%		4.9%	2.9%	2.0%

Patent litigation expense consists of ongoing attorney’s fees incurred in connection with our outstanding patent litigation activities and losses incurred as a result of the resolution or settlement of outstanding litigation. Patent litigation expense decreased during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 due to lower attorney fees incurred in connection with our outstanding patent litigation activities.

Patent litigation expense increased during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 due to a loss incurred in connection with a litigation settlement during the six months ended June 30, 2011. For a description of our litigation, please see Part II, Item 1—Legal Proceedings—for further details.

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

We recorded tax provisions of $0.2 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively. We recorded tax provisions of $0.3 million and $0.8 million for the six months ended June 30, 2011 and 2010, respectively.

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

We conclude that a valuation allowance is required when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling three years of actual results as our primary measure of our cumulative losses in recent years. As of June 30, 2011, we continue to have a three year cumulative loss and, therefore, concluded that a valuation allowance is still required.

During the six months ended June 30, 2011, we increased our total amount of unrecognized tax benefits by approximately $0.6 million, including an accrual of interest and penalties of $0.2 million.

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

In June 2011, the FASB issued new authoritative guidance on comprehensive income that eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance will not have any impact on our consolidated financial statements.

Liquidity and Capital Resources

	Six Months Ended June 30,		Increase (Decrease)
	2011	2010*
	(in thousands)
Net cash used in operating activities	$(4,254)	$(2,529)	$(1,725)
Net cash used in investing activities	(12,046)	(19,986)	7,940
Net cash provided by (used in) financing activities	4,670	(3,179)	7,849
Effect of exchange rate changes on cash and cash equivalents	41	(8)	49

Net decrease in cash and cash equivalents	$(11,589)	$(25,702)	$14,113

*	Reflects the immaterial restatement disclosed in Item 1, Note 1 – Basis of Presentation.

Net Cash Used in Operating Activities

For the six months ended June 30, 2011, cash used in operating activities was $4.3 million. Cash used in operating activities consisted primarily of the net loss of $10.7 million, less non-cash items including $3.0 million of stock-based compensation expense and $1.4 million of depreciation and amortization, and a $0.8 million increase in accounts receivable due to the timing of shipments during the three months ended June 30, 2011. These uses of cash were partially offset by the $2.4 million increase in accounts payable due to the timing of our purchases.

Cash used in operating activities was $2.5 million for the six months ended June 30, 2010. Cash used in operating activities was comprised of the net loss of $8.1 million, less non-cash adjustments including $2.6 million of stock-based compensation expense and $2.1 million of depreciation and amortization. Cash used in operating activities was also comprised of $3.5 million used to increase accounts receivable as a result of higher sales and $2.3 million used to increase inventory. These uses were offset by a $3.9 million increase in accounts payable due to the timing of our purchases, a $1.1 million increase in accrued liabilities and other long-term liabilities primarily due an increase in the accrual for payroll and related expenses, a $1.0 million decrease in prepaid expenses and other current assets primarily due to a decrease in interest receivable and a $0.7 million increase in income taxes payable due to the current year income taxes.

Net Cash Used in Investing Activities

Net cash used in investing activities was $12.0 million for the six months ended June 30, 2011, primarily due to $58.9 million used to purchase short-term investments and $0.7 million used to purchase property, plant and equipment, and $0.3 million used to purchase a long-term investment, partially offset by $47.5 million of proceeds from sales and maturities of short-term investments and $0.3 million due to sales of auction rate securities.

Net cash used in investing activities of $20.0 million for the six months ended June 30, 2010 was primarily comprised of $68.0 million used to purchase short-term investments and $1.2 million used to purchase property and equipment, partially offset by $49.1 million of proceeds from sales and maturities of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $4.7 million for the six months ended June 30, 2011 due to proceeds from the exercise of common stock options.

Net cash used in financing activities was $3.2 million for the six months ended June 30, 2010, primarily due to $3.6 million used to repurchase our common stock during the period, partially offset by $0.4 million of proceeds from stock option exercises.

Liquidity

Our cash, cash equivalents and short term investments were $86.7 million as of June 30, 2011 and $87.4 million as of December 31, 2010. We believe our existing cash, cash equivalents and short-term investment balances, as well as any cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Contractual Obligations

The following table describes our principal contractual cash obligations as of June 30, 2011:

	Total	Remaining 2011	2012	2013	2014	2015	2016 and beyond
	(in thousands)
Operating leases	$7,721	$1,554	$2,383	$1,539	$1,049	$1,074	$122
Purchase commitments(1)	5,694	5,694	—	—	—	—	—

Total contractual obligations	$13,415	$7,248	$2,383	$1,539	$1,049	$1,074	$122

(1)	Purchase commitments consist primarily of our commitment to purchase wafers and assembly services.

Common Stock Repurchases

On October 29, 2008, our board of directors authorized a program to repurchase shares of our outstanding common stock. Under the stock repurchase program, we are authorized to use up to $30 million to repurchase shares of our outstanding common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased under the stock repurchase program depends upon market conditions and other factors, in accordance with SEC requirements. During the three and six months ended June 30, 2011, we did not repurchase any shares of our common stock. During the three and six months ended June 30, 2010, we repurchased 1.0 million shares of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2011, we had cash and cash equivalents totaling $25.6 million, compared to $37.1 million at December 31, 2010. At June 30, 2011, we had $61.2 million in short-term investments as compared to $50.2 million at December 31, 2010. Cash equivalents have an original or remaining maturity when purchased of 90 days or less; short-term investments generally have an original or remaining maturity when purchased of greater than 90 days. Our investment policy places emphasis on instruments with more liquidity.

The taxable equivalent interest rates for the three months ended June 30, 2011 and 2010, on those cash equivalents and short-term investments average approximately 0.2% and 0.3%, respectively. The taxable equivalent interest rates for the six months ended June 30, 2011 and 2010, on those cash equivalents and short-term investments average approximately 0.2% and 0.4%, respectively. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. While none of the securities in which we have invested are secured by real estate, these securities may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.

A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at June 30, 2011 would cause the fair value of our investments to decrease by approximately $0.2 million, which would not significantly impact our financial position or results of operations. A hypothetical decrease in market interest rates of 100 basis points from the market rates in effect at June 30, 2011 would cause the fair value of these investments to increase by less than $0.1 million. Declines in interest rates over time will result in lower interest income. Based upon our analysis the fair values did not change materially as our investments are of short duration.

As of June 30, 2011, our investment portfolio included interest bearing auction rate securities (“ARS”) with a fair value of $1.4 million, of which $0.6 million was classified as available-for-sale and $0.8 million was classified as trading securities.

During the three months ended March 31, 2011, we entered into a settlement agreement with a financial institution under which the financial institution agreed to purchase from us, up to an aggregate amount of $1.0 million of our ARS at par value. Under the agreement, we have the right, but not the obligation, to resell our ARS to the financial institution. In accordance with the settlement agreement, the financial institution repurchased at par value $0.2 million of our ARS during the three months ended March 31, 2011 and will repurchase $0.8 million of our ARS by December 31, 2012. Due to our intention to resell $0.8 million of ARS by December 31, 2012 per the terms of this agreement, we reclassified $0.8 million of ARS from available-for-sale to trading securities during the three months ended March 31, 2011. During the three months ended March 31, 2011, we elected to account for the rights to resell its ARS (“ARS Put Option”) at fair value. Changes in the fair value of the ARS classified as trading securities and changes in the fair value of the ARS Put Option are recorded within interest and other expense on the condensed consolidated statement of operations.

We used a discounted cash flow model to determine the estimated fair value of our ARS and the ARS Put Option as of June 30, 2011. The assumptions used in preparing the discounted cash flow model included estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, and estimates for the amount of cash flows and expected holding periods of the ARS and the ARS Put Option. These inputs reflect our own assumptions about the assumptions market participants would use in pricing the ARS and the ARS Put Option, including assumptions about risk, developed based on the best information available in the circumstances.

To determine the fair value of our ARS, we estimated the contractual interest that will be earned during the expected time to liquidity, and discounted these cash flows to reflect liquidity and credit risk. The discount factor represents the current market conditions for instruments with similar credit quality, adjusted by 300 basis points to reflect the risk in the marketplace for the ARS. The following average assumptions were used to determine the ARS fair value as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Expected time to liquidity	2 years	2 years
Expected annual rate of return	1.2% to 1.7%	1.3% to 1.8%
Discount rate	4.2%	4.5%

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of June 30, 2011, our management, with the participation of our Chief Executive Officer and our interim Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 was (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2011 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Litigation Related to the Merger

On June 6, 2011, a putative stockholder class action lawsuit was filed in California Superior Court in Santa Clara County (Case No. 111CV202403) (the “Bushansky action”) naming AATI, the members of AATI’s board of directors, Skyworks Solutions, Inc. (“Skyworks”) and PowerCo Acquisition Corp. (“Merger Sub”) as defendants. The complaint alleges, among other things, (1) that the members of AATI’s board of directors breached their fiduciary duties by (a) failing to take steps to maximize the value of the merger consideration to AATI’s stockholders, (b) taking steps to avoid competitive bidding, and (c) failing to protect against conflicts of interest resulting from change-of-control and transaction-related benefits received by AATI directors in connection with the merger that are not available to all stockholders, and (2) that AATI, the members of AATI’s board of directors, Skyworks and Merger Sub aided and abetted these purported breaches of fiduciary duties. The complaint seeks to enjoin consummation of the merger or, if the merger is completed, to recover damages caused by the alleged breaches of fiduciary duties. The complaint also seeks recovery of attorney’s fees and costs of the lawsuit.

On June 7, 2011, a putative stockholder class action lawsuit was filed in California Superior Court in Santa Clara County (Case No. 111CV202501) (the “Venette action”) naming AATI, the members of AATI’s board of directors, Skyworks and Merger Sub as defendants. Plaintiffs filed an amended complaint on July 14, 2011 (the “Amended Complaint”). The Amended Complaint alleges, among other things, (1) that the members of AATI’s board of directors breached their fiduciary duties by (a) agreeing to the merger for inadequate consideration on unfair terms, (b) failing to protect against conflicts of interest resulting from change-of-control and transaction-related benefits received by AATI directors in connection with the merger that are not available to all stockholders, (c) selling the company in response to alleged pressure from Dialectic Capital Partners, LP (“Dialectic”), (d) taking steps to avoid competitive bidding (including the entry by certain AATI officers and directors into agreements with Skyworks relating to voting commitments and inclusion in the merger agreement of nonsolicitation provisions and a termination fee), and (e) by causing the issuance of a materially misleading Form S-4 Registration Statement which, inter alia, purportedly fails to disclose material facts surrounding (i) Dialectic’s impact on the proposed merger process, (ii) the AATI board of directors’ evaluation of Skyworks and its offer for the Company, and (iii) supporting figures and analysis regarding the fairness opinion that the AATI Board obtained from its financial advisor, Needham & Company, LLC, in connection with the transaction and (2) that AATI, the members of AATI’s board of directors, Skyworks and Merger Sub aided and abetted these purported breaches of fiduciary duties. The Amended Complaint seeks to enjoin consummation of the merger, and to have the court direct the defendants to implement procedures and processes to maximize shareholder value. The Amended Complaint also seeks recovery of attorney’s fees and costs of the lawsuit.

On July 26, 2011, the Court issued an order consolidating the Bushansky action and Venette action into a single, consolidated action captioned In re Advanced Analogic Technologies Inc. Shareholder Litigation, Lead Case No. 111CV202403, and designating the Amended Complaint as the operative complaint in the litigation.

AATI and AATI’s board of directors believe that the claims in the consolidated action are without merit and intend to defend against such claims vigorously. Further, the Company does not believe that it is probable that a liability has been incurred as of the date of the financial statements or that a loss can be reasonably estimated. Accordingly, no liability has been recorded as of the date of the financial statements for the shareholder class action lawsuits. See Note 13—“Merger Agreement with Skyworks Solutions, Inc.” to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for more information.

Patent Litigation Settlement

On March 31, 2011, we entered into a settlement agreement with Linear Technology Corporation ending all litigation between the two companies as previously disclosed in its annual report on Form 10-K for the fiscal year ended December 31, 2010. This settlement ends the enforcement proceeding in the United States Court of Appeals for the Federal Circuit entitled Advanced Analogic Technologies, Inc. v. International Trade Commission (Case No. 2010-1543) and ends our lawsuit in the United States District Court for the Northern District of California entitled Advanced Analogic Technologies, Inc. v. Linear Technology Corp. (Case No. C06-0735, N.D. Cal.). We recorded the patent litigation settlement within patent litigation expense in our condensed consolidated statement of operations for the six months ended June 30, 2011.

ITEM 1A.	RISK FACTORS

The failure to complete our proposed merger with Skyworks Solutions, Inc. could adversely affect our business and stock price.

On May 26, 2011, we entered into a merger agreement with Skyworks Solutions Inc. (“Skyworks”) and PowerCo Acquisition Corp. (“Merger Sub”), pursuant to which Merger Sub will merge with and into us, and we will continue as the surviving corporation and become a wholly owned subsidiary of Skyworks. The merger is subject to customary closing conditions, including but not limited to the approval of our stockholders. There is no assurance that the merger will occur. If the proposed merger is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that the merger will be completed. In addition, under certain circumstances following the termination of the merger agreement, we may be required to pay a termination fee of $8.5 million to Skyworks or up to $500,000 in expense reimbursements to Skyworks. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community and could adversely impact our relationship with our customers or suppliers. Finally, the pending merger could result in disruptions to our business, and any such disruptions could continue or accelerate in the event the merger is not consummated. There can be no assurance that our business, these relationships or our financial condition would not be adversely affected, as compared to the condition prior to the announcement of the merger, if the merger is not consummated.

We will be subject to business uncertainties while our proposed merger with Skyworks is pending which may cause a loss of employees and may otherwise affect our business.

Uncertainty about the effect of our merger with Skyworks on our employees, customers, suppliers and other business partners may have an adverse effect on us. These uncertainties could cause customers, suppliers, business partners and others that deal with us to defer entering into contracts with us or making other decisions concerning us or seek to change existing business relationships with us which could materially harm our business. In addition, except as expressly permitted by the merger agreement or as required by applicable law, subject to certain exceptions, until the effective time of the merger, the merger agreement restricts our ability to take certain action and engage in certain transactions.

In addition, prior to the merger, our employees may experience uncertainty about their roles with Skyworks following the merger. This may adversely affect our ability to retain key management, sales, technical and other personnel. Key employees may depart or their efforts may be impeded because of issues relating to the uncertainty and difficulty of integration with Skyworks or a desire not to remain with Skyworks following the merger. If key employees depart or their efforts on our behalf are otherwise impeded, our business could be materially harmed.

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

We received an aggregate of approximately 93% and 89% of our net revenue from our ten largest customers for the three months ended June 30, 2011 and 2010, respectively. Any action by one of our largest customers that affects our orders, product pricing or vendor status could significantly reduce our net revenue and harm our financial results.

We receive a substantial portion of our net revenue from a small number of customers. For example, for the three months ended June 30, 2011 and 2010, Samsung was our largest customer. Sales to Samsung represented 27% and 18% of our net revenue for the three months ended June 30, 2011 and 2010, respectively. Additionally, we sell to a number of contract manufacturers of Samsung. Sales to Samsung and its contract manufacturers represented 28% of our net revenue for both the three months ended June 30, 2011 and 2010, respectively. Sales to LG Electronics represented 15% and 17% of our net revenue for the three months ended June 30, 2011 and 2010, respectively. We anticipate that we will continue to be dependent on these customers for a significant portion of our net revenue in the immediate future; however, we do not have long-term contractual purchase commitments from them, and we cannot assure you that they will continue to be our customers. Because our largest customers account for such a significant part of our business, the loss of, or a decline in sales to, any of our major customers would negatively impact our business.

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

As of June 30, 2011, our investment portfolio included interest bearing auction rate securities (ARS) with a fair value of $1.4 million. Our ARS represent investments in debt obligations collateralized by Federal Family Education Program student loans. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The monthly auctions historically provided a liquid market for these securities. However, beginning in 2008, uncertainties in the credit markets have affected all of our holdings in ARS and auctions for our investments in these securities have failed to settle on their respective settlement dates. Auctions for our investments in these securities continued to fail through June 30, 2011.

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

We obtain a portion of our net revenue through sales to distributors located in Asia who act as our fulfillment representatives. For example, sales to distributors accounted for 47% and 43% of our net revenue for the three months ended June 30, 2011 and 2010, respectively. In the normal course of their operation as fulfillment representatives, these distributors typically perform functions such as order scheduling, shipment coordination, inventory stocking, payment and collections and, when applicable, currency exchange between purchasers of our products and these distributors. Our distributors’ compensation for these functions is reflected in the price of the products we sell to these distributors. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. If these distributors are unable to pay us in a timely manner or if we anticipate that they will not pay us, we may elect to withhold future shipments, which could adversely affect our operating results. If one of our distributors experiences severe financial difficulties, becomes insolvent or declares bankruptcy, we could lose product inventory held by that distributor and we could be required to write off the value of any receivables owed to us by that distributor. We could also be required to record bad debt expense in excess of our reserves. We may not be successful in recognizing these indications or in finding replacement distributors in a timely manner, or at all, any of which could harm our operating results, cash flow and financial condition.

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

We conduct, and expect to continue to conduct, almost all of our business with companies that are located outside the United States. Based on ship-to locations, substantially all of our net revenue for the three and six months ended June 30, 2011 and 2010 came from customers in Asia, particularly South Korea, Taiwan, China and Japan. A vast majority of our contract manufacturing operations are located in South Korea, Taiwan, Malaysia and China. In addition, we have a design center in Shanghai, China. As a result of our international focus, we face several challenges, including:

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

During the three and six months ended June 30, 2011, we did not repurchase any shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

2.1 (1)	Agreement and Plan of Merger by and among Skyworks Solutions, Inc., PowerCo Acquisition Corp. and Advanced Analogic Technologies Incorporated, dated May 26, 2011.

10.21 (2)	Separation Agreement and Release by and between Advanced Analogic Technologies Incorporated and Brian R. McDonald dated March 31, 2011.

10.22 (3)	Stockholder Agreement by and among Skyworks Solutions, Inc. and certain stockholders of Advanced Analogic Technologies Incorporated, dated May 26, 2011.

10.23 (4)	Non-Competition, Non-Solicitation and Confidentiality Agreement by and between Skyworks Solutions, Inc. and Richard K. Williams, dated May 26, 2011.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the same number exhibit of the Registrant’s Current Report on Form 8-K filed on May 27, 2011.
(2)	Incorporated by reference to the same number exhibit of the Registrant’s Current Report on Form 8-K/A filed on June 17, 2011.
(3)	Incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 27, 2011.
(4)	Incorporated by reference to exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on May 27, 2011.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
**	In accordance with Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

Dated: August 9, 2011	By:	/S/ ASHOK CHANDRAN
Ashok Chandran
Vice President, Chief Accounting Officer and
interim Chief Financial Officer

EXHIBIT INDEX

2.1(1)	Agreement and Plan of Merger by and among Skyworks Solutions, Inc., PowerCo Acquisition Corp. and Advanced Analogic Technologies Incorporated, dated May 26, 2011.

10.21(2)	Separation Agreement and Release by and between Advanced Analogic Technologies Incorporated and Brian R. McDonald dated March 31, 2011.

10.22(3)	Stockholder Agreement by and among Skyworks Solutions, Inc. and certain stockholders of Advanced Analogic Technologies Incorporated, dated May 26, 2011.

10.23(4)	Non-Competition, Non-Solicitation and Confidentiality Agreement by and between Skyworks Solutions, Inc. and Richard K. Williams, dated May 26, 2011.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the same number exhibit of the Registrant’s Current Report on Form 8-K filed on May 27, 2011.
(2)	Incorporated by reference to the same number exhibit of the Registrant’s Current Report on Form 8-K/A filed on June 17, 2011.
(3)	Incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 27, 2011.
(4)	Incorporated by reference to exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on May 27, 2011.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
**	In accordance with Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.