Form 10-Q
period 2011-09-30
ADVANCED ANALOGIC TECHNOLOGIES INC
filed 2012-01-04
CIK 1104042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

There were 44,301,895 shares of the registrant’s common stock outstanding as of December 27, 2011.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares and par value)

	September 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$55,283	$37,158
Short-term investments	28,989	50,245

Total cash, cash equivalents and short-term investments	84,272	87,403
Accounts receivable, net of allowances	15,284	13,629
Inventories	12,542	11,390
Prepaid expenses and other current assets	2,093	1,803

Total current assets	114,191	114,225
Property and equipment, net	4,578	5,061
Other assets	2,148	3,182
Deferred income taxes	202	188
Intangibles, net	—	50
Goodwill	16,116	16,116

Total assets	$137,235	$138,822

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$12,131	$9,315
Accrued liabilities	4,570	4,481
Income tax payable	74	146

Total current liabilities	16,775	13,942
Long-term income tax payable	2,471	2,221
Other long-term liabilities	298	297

Total liabilities	19,544	16,460

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value—100,000,000 shares authorized; 48,435,785 and 44,242,344 shares issued and outstanding, respectively, as of September 30, 2011; 46,551,317 and 42,357,876 shares issued and outstanding, respectively, as of December 31, 2010	48	47
Treasury stock, at cost; 4,193,441 shares as of September 30, 2011 and December 31, 2010, respectively	(12,251)	(12,251)
Additional paid-in capital	198,407	188,921
Accumulated other comprehensive gain (loss)	255	(11)
Accumulated deficit	(68,768)	(54,344)

Total stockholders’ equity	117,691	122,362

Total liabilities and stockholders’ equity	$137,235	$138,822

See accompanying notes to the unaudited condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue	$22,145	$24,982	$66,681	$70,046
Cost of revenue	12,711	14,111	37,689	38,035

Gross profit	9,434	10,871	28,992	32,011

Operating expenses:
Research and development	6,003	8,679	19,059	23,617
Sales, general and administrative	6,236	6,546	20,912	18,816
Patent litigation	—	41	2,188	1,370

Total operating expenses	12,239	15,266	42,159	43,803

Loss from operations	(2,805)	(4,395)	(13,167)	(11,792)
Interest and other income (expense), net:
Interest and investment income	28	51	112	228
Other expense, net	(815)	(63)	(937)	(156)

Total interest and other income (expense), net	(787)	(12)	(825)	72

Loss before income taxes	(3,592)	(4,407)	(13,992)	(11,720)
Provision for (benefit from) income taxes	86	(3,114)	432	(2,312)

Net loss	$(3,678)	$(1,293)	$(14,424)	$(9,408)

Net loss per share:
Basic	$(0.08)	$(0.03)	$(0.33)	$(0.22)
Diluted	$(0.08)	$(0.03)	$(0.33)	$(0.22)
Weighted average shares used in net loss per share calculation:
Basic	44,163	42,156	43,309	42,665
Diluted	44,163	42,156	43,309	42,665

See accompanying notes to the unaudited condensed consolidated financial statements.

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,424)	$(9,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,077	2,854
Stock-based compensation	4,075	4,351
Impairment of non-marketable securities	833	—
Provision for doubtful accounts	(2)	(1)
Net unrealized gain on trading securities	—	(3)
Loss on sales of property and equipment	9	20
Changes in operating assets and liabilities:
Accounts receivable	(1,653)	(5,901)
Inventories	(1,153)	(4,674)
Prepaid expenses and other current assets	142	709
Other assets	(26)	22
Deferred income taxes	(14)	27
Accounts payable	2,712	7,457
Accrued liabilities and other long-term liabilities	101	946
Income tax payable	178	(2,552)

Net cash used in operating activities	(7,145)	(6,153)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(803)	(2,012)
Purchases of short-term investments	(64,951)	(104,213)
Proceeds from sales and maturities of short-term investments	85,602	108,023
Sale of long-term investment	275	1,350
Purchase of long-term investment	(300)	—

Net cash provided by investing activities	19,823	3,148

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	5,413	618
Common stock repurchases	—	(3,602)

Net cash provided by (used in) financing activities	5,413	(2,984)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	34	29

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,125	(5,960)
CASH AND CASH EQUIVALENTS—Beginning of period	37,158	36,120

CASH AND CASH EQUIVALENTS—End of period	$55,283	$30,160

NONCASH INVESTING AND FINANCING ACTIVITY:
Increase (decrease) in accounts payable and accrued liabilities related to property and equipment purchases	$74	$(305)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$266	$144

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other future period. The condensed consolidated balance sheet as of December 31, 2010 is derived from the audited consolidated financial statements as of and for the year then ended.

Immaterial Restatement

In connection with the preparation of its annual consolidated financial statements for the year ended December 31, 2010, the Company identified immaterial classification errors within its previously issued condensed consolidated statements of cash flows for the nine months ended September 30, 2010. For the nine months ended September 30, 2010, $1.5 million of amortization of premiums on the Company’s available-for-sale investments was included within cash flows from investing activities, whereas it should have been classified within cash flows from operating activities. The Company has restated its condensed consolidated statement of cash flows for the nine months ended September 30, 2010 in this Quarterly Report on Form 10-Q by increasing depreciation and amortization within cash flows from operating activities from $1.4 million to $2.9 million and increasing purchases of short-term investments within cash flows from investing activities from $102.7 million to $104.2 million. Net cash used in operating activities previously reported of $(7.6) million and net cash provided by investing activities previously reported of $4.6 million have been corrected to $(6.2) million and $3.1 million, respectively. This immaterial restatement had no impact on the Company’s condensed consolidated balance sheet or condensed consolidated statement of operations. The Company does not consider this correction to be material.

2. INVESTMENTS

As of September 30, 2011 and December 31, 2010, the Company had investments in short-term debt instruments and long-term auction rate securities (ARS), which were classified as available-for-sale. As of September 30, 2011, the Company also had $0.8 million of investments in ARS that were classified as trading securities. Short-term investments consist primarily of investment grade debt securities with a maturity of greater than 90 days at the time of purchase. Interest earned on securities is included in “Interest and investment income” in the condensed consolidated statements of operations.

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

The following table, which excludes cash, is a summary of cash equivalents, short-term investments and long-term investments classified as available-for-sale as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Money market funds	$47,007	$—	$—	$47,007
U.S. Treasury bills	28,983	7	(1)	28,989
Auction rate securities	650	—	(30)	620

Total	$76,640	$7	$(31)	$76,616

Amounts included in:
Cash and cash equivalents	$47,007	$—	$—	$47,007
Short-term investments	28,983	7	(1)	28,989
Other assets	650	—	(30)	620

Total	$76,640	$7	$(31)	$76,616

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Money market funds	$29,219	$—	$—	$29,219
U.S. Treasury bills	48,949	2	(4)	48,947
Municipal bonds	1,298	—	—	1,298
Auction rate securities	1,750	—	(101)	1,649

Total	$81,216	$2	$(105)	$81,113

Amounts included in:
Cash and cash equivalents	$29,219	$—	$—	$29,219
Short-term investments	50,247	2	(4)	50,245
Other assets	1,750	—	(101)	1,649

Total	$81,216	$2	$(105)	$81,113

Impairment of Non-Marketable Securities

During the three months ended September 30, 2011, the Company recognized a loss on the impairment of an investment in a privately-held company in the amount of $0.8 million. This cost method investment, originally in the form of preferred stock, was converted to common stock at a ratio of two-to-one during the three months ended September 30, 2011. Due to the conversion of the Company’s investment to common shares which resulted in the Company losing its liquidation preferences and due to the privately-held company’s continued operating losses, the Company determined that impairment indicators existed and performed a fair value analysis of its cost method investment in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 – “Investments – Debt and Equity Securities.” Based on the results of this analysis as of September 30, 2011, the Company recognized an impairment of $0.8 million to reduce the carrying value of the cost method investment to zero. The impairment was recorded within “other expense, net” on the condensed consolidated statements of operations for the three and nine months ended September 30, 2011.

3. FAIR VALUE MEASUREMENTS

The Company’s financial assets are measured at fair value. Fair value is the price that the Company estimates would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Fair Value Hierarchy

The Company classifies investments within Level 1 of the fair value hierarchy when the fair value is based on quoted prices in active markets for identical assets or liabilities. The Company considers a market to be active when transactions for the asset occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of September 30, 2011, the Company’s Level 1 investments consisted of money market funds and U.S. Treasury bills.

The Company classifies investments within Level 2 of the fair value hierarchy when the fair value is based on broker/dealer quotes which use observable market inputs instead of quoted market prices in active markets. As of September 30, 2011, the Company did not have Level 2 investments.

Investments are classified within Level 3 of the fair value hierarchy if the fair value is determined using unobservable inputs that are not corroborated by market data. The valuation of Level 3 investments requires the use of significant management judgments or estimation. As of September 30, 2011, the Company’s Level 3 investments consisted of ARS. The methodology used for determining the fair value of these Level 3 financial assets is described below.

The following table, which excludes cash, presents the fair value of the Company’s cash equivalents, short-term investments and long-term investments as of September 30, 2011 and December 31, 2010:

			Fair Value Measurements as of September 30, 2011 Using:
	Carrying Amount	Total fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$47,007	$47,007	$47,007	$—	$—
U.S. Treasury bills	28,989	28,989	28,989	—	—
Auction rate securities	620	620	—	—	620

Total Available-for-sale securities	$76,616	$76,616	$75,996	$—	$620

Other investments:
Auction rate securities classified as trading securities	$779	$779	$—	$—	$779
ARS put option	46	46	—	—	46

Total Other investments	$825	$825	$—	$—	$825

Amounts included in:
Cash and cash equivalents	$47,007
Short-term investments	28,989
Prepaid expenses and other current assets	158
Other assets	1,287

Total	$77,441

			Fair Value Measurements as of December 31, 2010 Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale investments:
Money market funds	$29,219	$29,219	$29,219	$—	$—
U.S. Treasury bonds	48,947	48,947	48,947	—	—
Municipal bonds	1,298	1,298	—	1,298	—
Auction rate securities	1,649	1,649	—	—	1,649

Total	$81,113	$81,113	$78,166	$1,298	$1,649

Amounts included in:
Cash and cash equivalents	$29,219
Short-term investments	50,245
Other assets	1,649

Total	$81,113

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using unobservable inputs (Level 3):

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Auction Rate Securities	ARS Put Option
Beginning balances as of December 31, 2010	$1,649	$—
Unrealized gain included in accumulated other comprehensive loss	59	—
Unrealized loss recognized in earnings	(53)	—
Purchases, sales, issuances and settlements, net	(175)	53

Ending balances as of March 31, 2011	1,480	53
Unrealized gain included in accumulated other comprehensive loss	11	—
Unrealized gain (loss) recognized in earnings	6	(6)
Purchases, sales, issuances and settlements, net	(100)	—

Ending balances as of June 30, 2011	$1,397	$47
Unrealized gain included in accumulated other comprehensive loss	1	—
Unrealized gain (loss) recognized in earnings	1	(1)
Purchases, sales, issuances and settlements, net	—	—

Ending balances as of September 30, 2011	$1,399	$46

The amount of total unrealized gain for the period included in accumulated other comprehensive loss attributable to assets still held at the reporting date	$4	$—

The amount of total unrealized gain (loss) for the period recognized in earnings attributable to assets still held at the reporting date	$(46)	$46

Auction Rate Securities

As of September 30, 2011, the Company’s investment portfolio included $1.5 million of ARS with a fair value of $1.4 million. As of December 31, 2010, the Company’s investment portfolio included $1.8 million of ARS with a fair value of $1.6 million.

During the three months ended March 31, 2011, the Company entered into a settlement agreement with a financial institution under which the financial institution agreed to purchase from the Company, up to an aggregate amount of $1.0 million of the Company’s ARS at par value. Under the agreement, the Company has the right, but not the obligation, to resell its ARS to the financial institution. In accordance with the settlement agreement, the financial institution repurchased at par value $0.2 million of the Company’s ARS during the three months ended March 31, 2011 and will repurchase an additional $0.8 million of the Company’s ARS by December 31, 2012. Due to the Company’s intention to resell $0.8 million of ARS by December 31, 2012 per the terms of this agreement, it reclassified $0.8 million of ARS from available-for-sale to trading securities during the three months ended March 31, 2011. During the three months ended March 31, 2011, the Company elected to account for the rights to resell its ARS (“ARS Put Option”) at fair value. Changes in the fair value of the ARS classified as trading securities and changes in the fair value of the ARS Put Option are recorded within interest and other income (expense), net on the condensed consolidated statement of operations.

The Company’s ARS are interest-bearing investments in debt obligations collateralized by Federal Family Education Program student loans. The Company considers the ARS market to be inactive because auctions have failed to settle on their respective settlement dates since 2008. Further, the secondary market for ARS is inactive and there have been few issuer repurchases. The Company believes that available pricing information is not determinative of the ARS fair value. As such, the Company estimated the fair value of its ARS as of September 30, 2011 and December 31, 2010 using a discounted cash flow model.

To determine the fair value of its ARS, the Company estimated the contractual interest that will be earned during the expected time to liquidity, and discounted these cash flows to reflect liquidity and credit risk. The discount factor represents the current market conditions for instruments with similar credit quality, adjusted by 300 basis points to reflect the risk in the marketplace for the ARS. The following average assumptions were used to determine the ARS fair value as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Expected time to liquidity	2 years	2 years
Expected annual rate of return	1.2% to 1.7%	1.3% to 1.8%
Discount rate	4.1%	4.5%

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

During the three and nine months ended September 30, 2011, the Company did not repurchase any shares of its common stock. During the three months ended September 30, 2010, the Company did not repurchase any shares of its common stock. During the nine months ended September 30, 2010, the Company repurchased 1.0 million shares of its common stock. As of September 30, 2011, the Company has $17.7 million of remaining funds authorized to purchase shares under the stock repurchase program. Shares repurchased are accounted for as treasury stock and the total cost of shares repurchased is recorded as a reduction to stockholders’ equity.

Stock-Based Compensation Expense and Valuation of Awards

The following table summarizes stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of operations classifications	2011	2010	2011	2010
Cost of revenue	$37	$120	$156	$257
Research and development	434	832	1,374	1,969
Sales, general and administrative	606	825	2,545	2,125

Total stock-based compensation expense	$1,077	$1,777	$4,075	$4,351

In connection with the departure of certain of its employees during the nine months ended September 30, 2011, the Company modified stock option and restricted stock unit agreements to provide for an extended post-termination exercise period and accelerated vesting of stock options and restricted stock units resulting in a one-time charge of $0.9 million.

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

There was no related tax effect for stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010 as the Company had a full valuation allowance against its U.S. deferred tax assets.

The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of stock options. For the three and nine months ended September 30, 2011 and 2010, the Company used the following weighted average assumptions to calculate the fair value of stock options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Volatility	66%	63%	64%	63%
Expected option term (in years)	4.53	4.71	4.53	4.79
Expected annual dividend yield	0%	0%	0%	0%
Risk free interest rate	1.16%	1.52%	1.95%	2.18%

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

During the three months ended September 30, 2011 and 2010, the Company granted less than 0.1 million and 0.3 million restricted stock units with a total fair value of less than $0.1 million and $1.1 million, respectively. During the nine months ended September 30, 2011 and 2010, the Company granted 1.2 million and 0.3 million restricted stock units with a fair value of $5.1 million and $1.1 million, respectively. For restricted stock units, the fair value is based on the closing stock price of the Company’s common stock on the grant date, multiplied by the number of restricted stock units granted.

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

A reconciliation of shares used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Weighted average shares used to calculate basic net loss per share	44,163	42,156	43,309	42,665
Effect of dilutive securities:
Stock options	—	—	—	—

Dilutive potential common stock	—	—	—	—

Weighted average shares used to calculate diluted net loss per share	44,163	42,156	43,309	42,665

For the three months ended September 30, 2011 and 2010, the Company excluded 5.5 million and 9.0 million, respectively, of potentially dilutive securities from the computation of diluted net loss per share. For the nine months ended September 30, 2011 and 2010, the Company excluded 6.6 million and 9.1 million, respectively, of potentially dilutive securities from the computation of diluted net loss per share. Potentially dilutive securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

6. OTHER COMPREHENSIVE LOSS

Comprehensive loss includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net loss, as reported	$(3,678)	$(1,293)	$(14,424)	$(9,408)
Changes in cumulative translation adjustment	—	92	189	100
Changes in unrealized gains (losses) on investments, net of taxes	(9)	25	77	43

Total other comprehensive loss	$(3,687)	$(1,176)	$(14,158)	$(9,265)

7. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

	September 30, 2011	December 31, 2010
	(in thousands)
Inventories
Work in process	$7,951	$5,204
Finished goods	4,591	6,186

Total inventories	$12,542	$11,390

Property and equipment, net
Computers and software	$6,017	$5,588
Office and test equipment	9,445	8,918
Leasehold improvements	1,605	1,584

Gross property and equipment	17,067	16,090
Accumulated depreciation and amortization	(12,489)	(11,029)

Total property and equipment, net	$4,578	$5,061

Accrued liabilities
Accrued legal and accounting services	$856	$234
Accrued payroll and benefits	1,775	2,494
Accrued severance and related	267	—
Warranty reserve	167	89
Deferred revenue	53	35
Restructuring reserve	3	37
Accrued payables and other	1,449	1,592

Total accrued liabilities	$4,570	$4,481

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination. As of September 30, 2011 and December 31, 2010, the Company’s goodwill balance was $16.1 million, of which $15.7 million relates to the Company’s October 2006 acquisition of Analog Power Semiconductor Corporation and $0.4 million relates to the Company’s June 2008 acquisition of Elite Micro Devices, Inc.

The Company evaluates goodwill for impairment, at a minimum, on an annual basis on September 30 and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The goodwill impairment evaluation is a two-step process and is performed at the reporting unit level. Because we have one reporting unit, we assess goodwill for impairment at the entity level. The Company performed its annual goodwill impairment test as of September 30, 2011 and determined that goodwill was not impaired.

Intangible Assets

The Company’s intangible asset balance was zero as of September 30, 2011 and $0.1 million as of December 31, 2010. The Company amortized the intangible assets on a straight-line basis over the estimated useful life of the assets.

9. SEGMENT INFORMATION

The Company operates in one reportable segment: the design, development, marketing and sale of power management semiconductor products and solutions for the communications, computing and consumer portable and personal electronics marketplace. The Company’s chief operating decision maker is its chief executive officer.

The following is a summary of net revenue by geographic region based on the location to which the product is shipped:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
South Korea	$11,294	$12,020	$33,409	$35,061
China	4,478	4,791	12,235	14,500
Taiwan	5,768	7,089	18,974	17,261
Europe	165	219	527	862
North America	222	311	660	861
Japan	218	552	876	1,501

Total	$22,145	$24,982	$66,681	$70,046

The following table summarizes net revenue and accounts receivable for customers who accounted for 10% or more of accounts receivable or net revenue, respectively:

	Accounts Receivable as of		Net Revenue Three Months Ended September 30,		Net Revenue Nine Months Ended September 30,
	September 30, 2011	December 31, 2010	2011	2010	2011	2010
Customer
A	43%	31%	39%	21%	32%	21%
B	10%	24%	10%	15%	15%	17%
C	*	*	*	*	10%	*
D	11%	16%	*	*	*	*
E	*	*	*	*	*	10%
F	13%	*	12%	*	*	*

*	Amount represents less than 10%.

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

The Company recorded a tax provision of less than $0.1 million for the three months ended September 30, 2011 and a tax benefit of $3.1 million for the three months ended September 30, 2010. The Company recorded a tax provision of $0.4 million for the nine months ended September 30, 2011 and a tax benefit of $2.3 million for the nine months ended September 30, 2010. The increase in the Company’s tax provision for both the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 is primarily related to a $2.8 million tax benefit recorded during the three months ended September 30, 2010 as a result of the conclusion of the 2005 and 2006 audits by the Internal Revenue Service (“IRS”).

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

The Company concludes that a valuation allowance is required when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. The Company utilizes a rolling three years of actual results as its primary measure of its cumulative losses in recent years. As of September 30, 2011, the Company continues to have a three year cumulative loss and, therefore, concluded that a valuation allowance is still required.

During the nine months ended September 30, 2011, the Company increased its total amount of unrecognized tax benefits by approximately $0.8 million, including an accrual of interest and penalties of $0.3 million.

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

The Company provides a warranty against defects in materials and workmanship and will either repair the goods, provide replacement products at no charge to the customer or refund amounts to the customer for defective products. The Company records estimated warranty costs, based on historical experience over the preceding 12 months by product, at the time it recognizes product revenues. The Company’s warranty reserve balance was $0.2 million as of September 30, 2011 and $0.1 million as of December 31, 2010.

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

The Company believes that the claims in the consolidated action are without merit and intends to defend against such claims vigorously. The Company does not believe that it is probable that a liability has been incurred as of the date of the financial statements or that a loss can be reasonably estimated. Accordingly, no liability has been recorded as of the date of the financial statements for the shareholder class action lawsuits. See Note 13 – “Merger Agreement with Skyworks Solutions, Inc.” below for more information about the merger agreement between the Company and Skyworks.

Patent Litigation Settlement

On March 31, 2011, the Company entered into a settlement agreement with Linear Technology Corporation ending all litigation between the two companies as previously disclosed in its annual report on Form 10-K for the fiscal year ended December 31, 2010. This settlement ends the enforcement proceeding in the United States Court of Appeals for the Federal Circuit entitled Advanced Analogic Technologies, Inc. v. International Trade Commission (Case No. 2010-1543) and ends the Company’s lawsuit in the United States District Court for the Northern District of California entitled Advanced Analogic Technologies, Inc. v. Linear Technology Corp. (Case No. C06-0735, N.D. Cal.). The Company recorded the patent litigation settlement within patent litigation expense in its condensed consolidated statement of operations for the nine months ended September 30, 2011.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The Company has adopted the provisions of ASU 2009-13 and the impact was not material to its results of operations or financial position.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), “Testing Goodwill for Impairment.” This ASU is intended to reduce the complexity and cost of performing an evaluation of impairment of goodwill. Under the new guidance, an entity will have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after considering qualitative factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a two-step impairment test will be unnecessary. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011. ASU 2011-08 may change the process the Company uses to determine if goodwill is impaired, but is not expected to have a material impact on its results of operations or financial position.

13. MERGER AGREEMENT WITH SKYWORKS SOLUTIONS, INC.

Merger Agreement

On May 26, 2011, the Company’s board of directors unanimously approved a merger agreement among AATI, Skyworks Solutions, Inc. (“Skyworks”) and PowerCo Acquisition Corp. (“Merger Sub”) that contemplates the merger of Merger Sub with and into AATI, with AATI surviving the merger as a wholly owned subsidiary of Skyworks.

On September 23, 2011, the Company announced that it had filed a Petition for Arbitration in the Delaware Court of Chancery (the “Court”) seeking specific performance of the merger agreement and to order Skyworks to close the transaction. The Company’s petition sought declaratory judgment from the Court that (1) the Company had substantially performed under the merger agreement, (2) no “material adverse effect” had occurred with respect to the Company, and (3) Skyworks had breached its obligations under the merger agreement.

On September 26, 2011, Skyworks filed its own Petition for Arbitration asking the Court to issue an order (1) declaring that Skyworks was relieved of its obligations under the merger agreement, (2) declaring that Skyworks was entitled to terminate the merger agreement, and (3) in the alternative, awarding damages in an amount to be proven at final hearing.

On November 29, 2011, AATI and Skyworks entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) pursuant to which the companies agreed to (i) enter into the Amendment (as defined below), (ii) voluntarily dismiss with prejudice the claims asserted against each other that were the subject of arbitration proceedings pending in the Court of Chancery of the State of Delaware, No. 004-A-CS and 005-A-CS, (iii) jointly issue a press release describing the Settlement Agreement and the Amendment, (iv) release the other party and their respective officers, directors, stockholders, employees, advisors, representatives and other related parties from all claims, demands, rights, actions or causes of actions, liabilities, damages, losses, obligations, judgments, suits, fees, expenses, costs, matters and issues of any kind or nature whatsoever, including any claims which could form the basis of a termination for “cause,” in existence prior to the execution of the Settlement Agreement, and (v) each bear its own legal fees and costs incurred in connection with the arbitration proceedings.

On November 30, 2011, AATI, Skyworks and Merger Sub entered into Amendment No. 1 (the “Amendment”) to the Agreement and Plan of Merger dated as of May 26, 2011, by and among Skyworks, Merger

Sub and AATI (the “Merger Agreement”). On December 9, 2011, pursuant to the Amendment and upon the terms and subject to the conditions thereof, Skyworks commenced a cash tender offer to acquire all of the outstanding shares of AATI’s common stock (the “Offer”) for a purchase price of $5.80 per share in cash, subject to any required withholding taxes (the “Offer Price”).

The consummation of the Offer is conditioned on (i) at least a majority of the outstanding shares of AATI’s common stock having been validly tendered and not properly withdrawn pursuant to the Offer prior to the expiration date of the Offer, (ii) the Merger Agreement having not been terminated in accordance with its terms, (iii) AATI having complied with certain interim covenants regarding conduct of its business, (iv) the representations and warranties of AATI concerning certain capitalization matters being true and correct as of the date of the Amendment, and (v) no governmental authority enacting, issuing, promulgating, enforcing or entering any order, executive order, stay, decree, judgment or injunction (preliminary or permanent) prohibiting the consummation of the Offer or the Merger (as defined below).

Following the consummation of the Offer, subject to certain customary conditions (including receipt of the requisite approval of AATI’s stockholders, if required under applicable law, and no governmental authority having enacted, issued, promulgated, enforced or entered any order, executive order, stay, decree, judgment or injunction (preliminary or permanent) prohibiting consummation of the merger), Merger Sub will be merged with and into AATI (the “Merger”) and AATI will become a wholly owned subsidiary of Skyworks. In the Merger, each outstanding share of AATI’s common stock (other than shares with respect to which appraisal rights are properly exercised under Delaware law) will be converted into the right to receive an amount equal to the Offer Price. Skyworks may, but is not required to, provide for a “subsequent offering period” under federal securities law following the Offer. If Skyworks acquires 90% or more of the outstanding shares of AATI’s common stock pursuant to the Offer, then Skyworks will consummate the Merger pursuant to the short form merger procedures under Delaware law as soon as practicable following the consummation of the Offer without a vote or any further action by the holders of AATI’s common stock. In addition, AATI has granted Skyworks a “top-up option” to acquire shares of AATI’s common stock in order to facilitate the consummation of the Merger using such short form merger procedures. If exercised, the top-up option would allow Skyworks to purchase from the Company the number of shares of Company Common Stock (the “Top-Up Option Shares”) equal to the lesser of (i) the number of shares of Company Common Stock that, when added to the number of shares of Company Common Stock owned by Skyworks as of immediately prior to the exercise of the Top-Up Option, constitutes one share more than ninety percent (90%) of the number of shares of Company Common Stock then outstanding (assuming the issuance of the Top-Up Option Shares) or (ii) the aggregate of the number of shares of Company Common Stock held as treasury shares by the Company and its Subsidiaries and the number of shares of Company Common Stock that the Company is authorized to issue under its certificate of incorporation but that are not issued and outstanding (and are not reserved for issuance pursuant to the exercise of Company Stock Options or Company Warrants) as of immediately prior to the exercise of the Top-Up Option. The top-up option is exercisable any time after the first time at which Skyworks accepts for payment any shares of AATI common stock pursuant to the Offer. In the event that Skyworks does not acquire at least 90% of AATI’s outstanding common stock, a majority of the outstanding shares of common stock must be voted to adopt the Merger Agreement before the Merger can be completed. In this event, AATI will call and convene a stockholder meeting to obtain this approval, and Skyworks will vote all shares of AATI common stock it holds in favor of adoption of the Merger Agreement, thereby assuring approval.

If the parties subsequently complete the Merger, each outstanding option to purchase AATI common stock (each, a “Company Option”), whether vested or unvested, and all stock option plans or other equity-related plans of the Company themselves, insofar as they relate to outstanding Company Options, shall be assumed by Skyworks and each Company Option shall become an option to acquire, on the same terms and conditions as were applicable under the Company Option immediately prior to the effective time of the Merger, such shares of common stock of Skyworks as is equal to the number of shares underlying the Company Option multiplied by an option conversion ratio and rounded down, if necessary, to the nearest whole share of Skyworks common stock. The assumed option will have an exercise price per share (rounded up to the nearest whole cent) equal to the exercise price per share of the Company Option divided by the option conversion ratio. The option conversion ratio is defined as $5.80 divided by the average last reported sale price of Skyworks common stock (at the 4 p.m. Eastern Time end of Nasdaq regular trading hours) on the five full trading days ending on the trading day immediately prior to the date on which the effective time of the merger occurs.

If the parties subsequently complete the Merger, each outstanding award of restricted stock units that is to be settled in shares of the Company’s common stock that is outstanding immediately prior to the completion of the Merger shall be assumed by Skyworks and will be converted into restricted stock units to acquire that number of shares of Skyworks common stock equal to the product obtained by multiplying (x) the number of shares subject to the Company’s restricted stock unit award and (y) the option conversion ratio, rounded down to the nearest whole share of Skyworks common stock.

See Note 11 – “Commitments and Contingencies” above for information about litigation related to the merger.

Internal Investigation

Skyworks previously made allegations in connection with an arbitration proceeding in the Delaware Court of Chancery regarding the Company’s accounting treatment for certain revenue that the Company reported for the three months ended June 30, 2011. The arbitration proceeding was settled and dismissed with prejudice on November 30, 2011 upon mutual request made by the Company and Skyworks due to the settlement. The Audit Committee of the Company’s Board of Directors, in consultation with independent outside legal counsel, has completed an internal investigation of these allegations, has found no improper conduct by the Company’s officers, and has concluded that the Company’s accounting practices with respect to revenue recognition for the three months ended June 30, 2011 were appropriate in all respects.

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

Overview

Our net revenue for the three months ended September 30, 2011 decreased 11.4% compared to the three months ended September 30, 2010. Gross margin for the three months ended September 30, 2011 decreased to 42.6% compared to 43.5% for the three months ended September 30, 2010.

Our net revenue for the nine months ended September 30, 2011 decreased 4.8% compared to the nine months ended September 30, 2010. Gross margin for the nine months ended September 30, 2011 was 43.5% compared to 45.7% for the nine months ended September 30, 2010.

Cash, cash equivalents and short-term investments as of September 30, 2011 decreased by $3.1 million to $84.3 million compared to $87.4 million as of December 31, 2010. We continue to be debt free as of September 30, 2011.

Merger Agreement with Skyworks Solutions, Inc.

On May 26, 2011, our board of directors unanimously approved us entering into a merger agreement with Skyworks Solutions, Inc. (“Skyworks”) and PowerCo Acquisition Corp. (“Merger Sub”) that contemplates the merger of Merger Sub with and into us, with us surviving the merger as a wholly owned subsidiary of Skyworks.

On September 23, 2011, we announced that we had filed a Petition for Arbitration in the Delaware Court of Chancery (the “Court”) seeking specific performance of the merger agreement and to order Skyworks to close the transaction. Our petition sought declaratory judgment from the Court that (1) we had substantially performed under the merger agreement, (2) no “material adverse effect” had occurred with respect to us, and (3) Skyworks had breached its obligations under the merger agreement.

On September 26, 2011, Skyworks filed its own Petition for Arbitration asking the Court to issue an order (1) declaring that Skyworks was relieved of its obligations under the merger agreement, (2) declaring that Skyworks was entitled to terminate the merger agreement, and (3) in the alternative, awarding damages in an amount to be proven at final hearing.

On November 29, 2011, we entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Skyworks pursuant to which the companies agreed to (i) enter into the Amendment (as defined below), (ii) voluntarily dismiss with prejudice the claims asserted against each other that were the subject of arbitration proceedings pending in the Court of Chancery of the State of Delaware, No. 004-A-CS and 005-A-CS, (iii) jointly issue a press release describing the Settlement Agreement and the Amendment, (iv) release the other party and their respective officers, directors, stockholders, employees, advisors, representatives and other related parties from all claims, demands, rights, actions or causes of actions, liabilities, damages, losses, obligations, judgments, suits, fees, expenses, costs, matters and issues of any kind or nature whatsoever, including any claims which could form the basis of a termination for “cause,” in existence prior to the execution of the Settlement Agreement, and (v) each bear its own legal fees and costs incurred in connection with the arbitration proceedings.

On November 30, 2011, we, Skyworks and Merger Sub entered into Amendment No. 1 (the “Amendment”) to the Agreement and Plan of Merger dated as of May 26, 2011, by and among Skyworks, Merger Sub and AATI (the “Merger Agreement”). On December 9, 2011, pursuant to the Amendment and upon the terms and subject to the conditions thereof, Skyworks commenced a cash tender offer to acquire all of the outstanding shares of our common stock (the “Offer”) for a purchase price of $5.80 per share in cash, subject to any required withholding taxes (the “Offer Price”).

The consummation of the Offer is conditioned on (i) at least a majority of the outstanding shares of our common stock having been validly tendered and not properly withdrawn pursuant to the Offer prior to the expiration date of the Offer, (ii) the Merger Agreement having not been terminated in accordance with its terms, (iii) we having complied with certain interim covenants regarding conduct of its business, (iv) our representations and warranties of concerning certain capitalization matters being true and correct as of the date of the Amendment, and (v) no governmental authority enacting, issuing, promulgating, enforcing or entering any order, executive order, stay, decree, judgment or injunction (preliminary or permanent) prohibiting the consummation of the Offer or the Merger (as defined below).

Following the consummation of the Offer, subject to certain customary conditions (including receipt of the requisite approval of our stockholders, if required under applicable law, and no governmental authority having enacted, issued, promulgated, enforced or entered any order, executive order, stay, decree, judgment or injunction (preliminary or permanent) prohibiting consummation of the merger), Merger Sub will be merged with and into us (the “Merger”) and we will become a wholly owned subsidiary of Skyworks. In the Merger, each outstanding share of our common stock (other than shares with respect to which appraisal rights are properly exercised under Delaware law) will be converted into the right to receive an amount equal to the Offer Price. Skyworks may, but is not required to, provide for a “subsequent offering period” under federal securities law following the Offer. If Skyworks acquires 90% or more of the outstanding shares of our common stock pursuant to the Offer, then Skyworks will consummate the Merger pursuant to the short form merger procedures under Delaware law as soon as practicable following the consummation of the Offer without a vote or any further action by the holders of our common stock. In addition, we have granted Skyworks a “top-up option” to acquire shares of our common stock in order to facilitate the consummation of the Merger using such short form merger procedures. If exercised, the top-up option would allow Skyworks to purchase from us the number of shares of our common stock (the “Top-Up Option Shares”) equal to the lesser of (i) the number of shares of our common stock that, when added to the number of shares of our common stock owned by Skyworks as of immediately prior to the exercise of the Top-Up Option, constitutes one share more than ninety percent (90%) of the number of shares of our common stock then outstanding (assuming the issuance of the Top-Up Option Shares) or (ii) the aggregate of the number of shares of our common stock held as treasury shares by us and our Subsidiaries and the number of shares of our common stock that we are authorized to issue under our certificate of incorporation but that are not issued and outstanding (and are not reserved for issuance pursuant to the exercise of our stock options or warrants) as of immediately prior to the exercise of the Top-Up Option. The top-up option is exercisable any time after the first time at which Skyworks accepts for payment any shares of our common stock pursuant to the Offer. In the event that Skyworks does not acquire at least 90% of our outstanding common stock, a majority of the outstanding shares of common stock must be voted to adopt the Merger Agreement before the Merger can be completed. In this event, we will call and convene a stockholder meeting to obtain this approval, and Skyworks will vote all shares of our common stock it holds in favor of adoption of the Merger Agreement, thereby assuring approval.

If the parties subsequently complete the Merger, each outstanding option to purchase our common stock (each, a “Company Option”), whether vested or unvested, and all stock option plans or other equity-related plans of the Company themselves, insofar as they relate to outstanding Company Options, shall be assumed by Skyworks and each Company Option shall become an option to acquire, on the same terms and conditions as were applicable under the Company Option immediately prior to the effective time of the Merger, such shares of common stock of Skyworks as is equal to the number of shares underlying the Company Option multiplied by an option conversion ratio and rounded down, if necessary, to the nearest whole share of Skyworks common stock. The assumed option will have an exercise price per share (rounded up to the nearest whole cent) equal to the exercise price per share of the Company Option divided by the option conversion ratio. The option conversion ratio is defined as $5.80 divided by the average last reported sale price of Skyworks common stock (at the 4 p.m. Eastern Time end of Nasdaq regular trading hours) on the five full trading days ending on the trading day immediately prior to the date on which the effective time of the merger occurs.

If the parties subsequently complete the Merger, each outstanding award of restricted stock units that is to be settled in shares of our common stock that is outstanding immediately prior to the completion of the Merger shall be assumed by Skyworks and will be converted into restricted stock units to acquire that number of shares of Skyworks common stock equal to the product obtained by multiplying (x) the number of shares subject to our restricted stock unit award and (y) the option conversion ratio, rounded down to the nearest whole share of Skyworks common stock.

Internal Investigation

Skyworks previously made allegations in connection with an arbitration proceeding in the Delaware Court of Chancery regarding our accounting treatment for certain revenue that we reported for the three months ended June 30, 2011. The arbitration proceeding was settled and dismissed with prejudice on November 30, 2011 upon mutual request made by us and Skyworks due to the settlement. The Audit Committee of our Board of Directors, in consultation with independent outside legal counsel, has completed an internal investigation of these allegations, has found no improper conduct by our officers, and has concluded that our accounting practices with respect to revenue recognition for the three months ended June 30, 2011 were appropriate in all respects.

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

Management believes that there have been no significant changes during the three and nine months ended September 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

The following table sets forth our unaudited historical operating results, in dollar amounts and as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2011		2010		2011		2010
Net revenue	$22,145	100.0%	$24,982	100.0%	$66,681	100.0%	$70,046	100.0%
Cost of revenue	12,711	57.4	14,111	56.5	37,689	56.5	38,035	54.3

Gross profit	9,434	42.6	10,871	43.5	28,992	43.5	32,011	45.7
Operating expenses:
Research and development	6,003	27.1	8,679	34.7	19,059	28.6	23,617	33.7
Sales, general and administrative	6,236	28.2	6,546	26.2	20,912	31.4	18,816	26.9
Patent litigation	—	—	41	0.2	2,188	3.3	1,370	2.0

Total operating expenses	12,239	55.3	15,266	61.1	42,159	63.2	43,803	62.5

Loss from operations	(2,805)	(12.7)	(4,395)	(17.6)	(13,167)	(19.7)	(11,792)	(16.8)
Interest and other income (expense), net:
Interest and investment income	28	0.1	51	0.2	112	0.2	228	0.3
Other expense, net	(815)	(3.7)	(63)	(0.3)	(937)	(1.4)	(156)	(0.2)

Total interest and other income (expense), net	(787)	(3.6)	(12)	(0.1)	(825)	(1.2)	72	0.1

Loss before income taxes	(3,592)	(16.2)	(4,407)	(17.6)	(13,992)	(21.0)	(11,720)	(16.7)
Provision for (benefit from) income taxes	86	0.4	(3,114)	(12.5)	432	0.6	(2,312)	(3.3)

Net loss	$(3,678)	(16.6)%	$(1,293)	(5.2)%	$(14,424)	(21.6)%	$(9,408)	(13.4)%

Comparison of Three and Nine Months ended September 30, 2011 and September 30, 2010

Net Revenue

The following table illustrates our net revenue by principal product families:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Amount	Percent of net revenue	Amount	Percent of net revenue	Amount	Percent of net revenue	Amount	Percent of net revenue
	(in thousands, except percentages)
Display and Lighting Solutions	$10,172	46%	$14,592	58%	$35,667	54%	$40,242	58%
Voltage Regulation and DC/DC Conversion	5,123	23%	4,906	20%	15,155	23%	14,346	20%
Interface and Power Management	5,381	24%	3,503	14%	12,215	18%	10,122	14%
Battery Management	1,469	7%	1,981	8%	3,644	5%	5,336	8%

Total	$22,145	100%	$24,982	100%	$66,681	100%	$70,046	100%

Our net revenue for the three months ended September 30, 2011 decreased by $2.8 million or 11.4% compared to the three months ended September 30, 2010. The decrease in net revenue for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was driven by lower sales of our Display and Lighting Solutions product family which decreased due to lower sales to two of our major customers. Total unit shipments in the three months ended September 30, 2011 increased 2% compared to the three months ended September 30, 2010 while the average selling prices decreased by approximately 14%.

Our net revenue for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 decreased by $3.4 million, or 4.8%. The decrease in net revenue for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was driven by lower sales of our

Display and Lighting Solutions product family which decreased due to lower sales to two of our major customers. Total unit shipments increased 4% during the first nine months of 2011 compared to the first nine months of 2010 while average selling prices decreased 9%.

During the three months ended September 30, 2011, sales decreased in all regions compared to the three months ended September 30, 2010. During the nine months ended September 30, 2011, sales decreased in all regions other than Taiwan compared to the nine months ended September 30, 2010.

Gross Profit

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except percentages)	2011	2010			2011	2010
Net revenue	$22,145	$24,982	$(2,837)	(11)%	$66,681	$70,046	$(3,365)	(5)%
Cost of revenue	12,711	14,111	(1,400)	(10)%	37,689	38,035	(346)	(1)%

Gross profit	$9,434	$10,871			$28,992	$32,011

Gross profit margin percentage	42.6%	43.5%	(0.9)%		43.5%	45.7%	(2.2)%

Our gross margin was 42.6% for the three months ended September 30, 2011, compared to 43.5% for the three months ended September 30, 2010. Our gross margin was 43.5% for the nine months ended September 30, 2011, compared to 45.7% for the nine months ended September 30, 2010. The decrease in gross margin for these periods was primarily due to unfavorable product mix and higher excess and obsolete inventory charges, partially offset by favorable manufacturing variances.

Research and Development

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except percentages)	2011	2010			2011	2010
Research and development	$6,003	$8,679	$(2,676)	(31)%	$19,059	$23,617	$(4,558)	(19)%
Percentage of net revenue	27.1%	34.7%	(7.6)%		28.6%	33.7%	(5.1)%

Research and development expenses for the three months ended September 30, 2011 decreased by $2.7 million as compared to the three months ended September 30, 2010 primarily due to a $1.0 million decrease in payroll and personnel related expenses due to the prior year reduction in force, a $0.9 million decrease in non-recurring engineering expenses, a $0.4 million decrease in stock-based compensation expense and a $0.4 million decrease in severance expenses.

Research and development expenses for the nine months ended September 30, 2011 decreased by $4.6 million as compared to the nine months ended September 30, 2010 primarily due to a $2.6 million decrease in payroll and personnel related expenses as a result of the prior year reduction in force, a $0.8 million decrease in non-recurring engineering expenses, a $0.6 million decrease in stock-based compensation expense and a $0.5 million decrease in outside service expenses.

Sales, General and Administrative

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,
(in thousands, except percentages)	2011	2010			2011	2010	Increase (Decrease)
Sales, general and administrative	$6,236	$6,546	$(310)	(5)%	$20,912	$18,816	$2,096	11%
Percentage of net revenue	28.2%	26.2%	2.0%		31.4%	26.9%	4.5%

Sales, general and administrative expenses for the three months ended September 30, 2011 decreased by $0.3 million as compared to the three months ended September 30, 2010 primarily due to a $0.4 million decrease in payroll and related expenses, a $0.4 million decrease in consulting and legal expenses, a $0.3 million decrease in travel expenses, a $0.2 million decrease in stock-based compensation expenses and a $0.2 million decrease in severance expenses. These decreases were partially offset by $1.4 million of acquisition related expenses primarily for valuation and legal services (see “Merger Agreement with Skyworks Solutions, Inc.” above).

Sales, general and administrative expenses for the nine months ended September 30, 2011 increased by $2.1 million as compared to the nine months ended September 30, 2010 primarily due to $3.4 million of acquisition related expenses primarily for valuation and legal services, partially offset by a $1.0 million decrease in consulting expenses.

Patent Litigation

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except percentages)	2011	2010			2011	2010
Patent litigation	$—	$41	$(41)	(100)%	$2,188	$1,370	$818	60%
Percentage of net revenue	0.0%	0.2%	(0.2)%		3.3%	2.0%	1.3%

Patent litigation expense consists of ongoing attorney’s fees incurred in connection with our outstanding patent litigation activities and losses incurred as a result of the resolution or settlement of outstanding litigation. Patent litigation expense decreased during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 because no attorney fees were incurred in connection with our outstanding patent litigation activities in the three months ended September 30, 2011.

Patent litigation expense increased during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to a litigation settlement during the nine months ended September 30, 2011. For a description of our litigation, please see Part II, Item 1—Legal Proceedings—for further details.

Interest and Other Income (expense), net

Interest and Other Income (expense), net decreased by $0.8 million during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to a $0.8 million impairment of non-marketable securities. Interest and Other Income (expense), net decreased by $0.9 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to a $0.8 million impairment of non-marketable securities and a $0.1 million decrease in interest income due to lower average interest rates. See Note 2—“Investments” to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for more information about the impairment of non-marketable securities.

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

We recorded a tax provision of less than $0.1 million for the three months ended September 30, 2011 and a tax benefit of $3.1 million for the three months ended September 30, 2010. We recorded a tax provision of $0.4 million for the nine months ended September 30, 2011 and a tax benefit of $2.3 million for the nine months ended September 30, 2010. The increase in our tax provision for both the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 is primarily related to a $2.8 million tax benefit recorded during the three months ended September 30, 2010 as a result of the conclusion of the 2005 and 2006 audits by the Internal Revenue Service (“IRS”).

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

We conclude that a valuation allowance is required when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling three years of actual results as our primary measure of our cumulative losses in recent years. As of September 30, 2011, we continue to have a three year cumulative loss and, therefore, concluded that a valuation allowance is still required.

During the nine months ended September 30, 2011, we increased our total amount of unrecognized tax benefits by approximately $0.8 million, including an accrual of interest and penalties of $0.3 million.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), “Testing Goodwill for Impairment.” This ASU is intended to reduce the complexity and cost of performing an evaluation of impairment of goodwill. Under the new guidance, an entity will have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after considering qualitative factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a two-step impairment test will be unnecessary. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011. ASU 2011-08 may change the process we use to determine if goodwill is impaired, but is not expected to have a material impact on our results of operations or financial position.

Liquidity and Capital Resources

	Nine Months Ended September 30,		Increase (Decrease)
	2011	2010*
	(in thousands)
Net cash used in operating activities	$(7,145)	$(6,153)	$(992)
Net cash provided by investing activities	19,823	3,148	16,675
Net cash provided by (used in) financing activities	5,413	(2,984)	8,397
Effect of exchange rate changes on cash and cash equivalents	34	29	5

Net increase (decrease) in cash and cash equivalents	$18,125	$(5,960)	$24,085

*	Reflects the immaterial restatement disclosed in Item 1, Note 1 – Basis of Presentation, of the condensed consolidated financial statements.

Net Cash Used in Operating Activities

For the nine months ended September 30, 2011, cash used in operating activities was $7.1 million. Cash used in operating activities consisted primarily of the net loss of $14.4 million, less non-cash items including $4.1 million of stock-based compensation expense, $2.1 million of depreciation and amortization and a $0.8 million impairment of non-marketable securities, a $1.7 increase in accounts receivable due to the timing of shipments during the three months ended September 30, 2011 and a $1.2 million increase in inventories. These uses of cash were partially offset by a $2.7 million increase in accounts payable due to the timing of our purchases.

Cash used in operating activities was $6.2 million for the nine months ended September 30, 2010. Cash used in operating activities was comprised of the net loss of $9.4 million, less non-cash adjustments including $4.4 million of stock-based compensation expense and $2.9 million of depreciation and amortization. Cash used in operating activities was also comprised of a $5.9 million increase in accounts receivable as a result of higher sales, $4.7 million used to increase inventory and $2.6 million used to decrease income taxes payable. These uses were offset by a $7.5 million increase in accounts payable due to the timing of purchases and a $1.0 million increase in accrued liabilities and other long-term liabilities primarily due to our accrual for expenses related to a reduction in force during the three months ended September 30, 2010 and an increase in accrued engineering wafer and mask expenses.

Net Cash Used in (Provided by) Investing Activities

Net cash provided by investing activities was $19.8 million for the nine months ended September 30, 2011, primarily due to $85.6 million of proceeds from sales and maturities of short-term investments and $0.3 million of sales of auction rate securities, partially offset by $65.0 million used to purchase short-term investments, $0.8 million used to purchase property and equipment and $0.3 million used to purchase a long-term investment.

Net cash provided by investing activities of $3.1 million for the nine months ended September 30, 2010 was primarily comprised of $108.0 million of proceeds from sales and maturities of short-term investments and $1.4 million of proceeds from the sale of auction rate securities, partially offset by $104.2 million from purchases of short-term investments and $2.0 million used to purchase property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $5.4 million for the nine months ended September 30, 2011 due to proceeds from the exercise of common stock options.

Net cash used in financing activities was $3.0 million for the nine months ended September 30, 2010, primarily due to $3.6 million used to repurchase our common stock during the period, partially offset by $0.6 million of proceeds from stock option exercises.

Liquidity

Our cash, cash equivalents and short term investments were $84.3 million as of September 30, 2011 and $87.4 million as of December 31, 2010. We believe our existing cash, cash equivalents and short-term investment balances, as well as any cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Contractual Obligations

The following table describes our principal contractual cash obligations as of September 30, 2011:

	Total	Remaining 2011	2012	2013	2014	2015	2016 and beyond
	(in thousands)
Operating leases	$6,930	$697	$2,430	$1,542	$1,057	$1,082	$122
Purchase commitments(1)	6,139	6,139	—	—	—	—	—

Total contractual obligations	$13,069	$6,836	$2,430	$1,542	$1,057	$1,082	$122

(1)	Purchase commitments consist primarily of our commitment to purchase wafers and assembly services.

Common Stock Repurchases

On October 29, 2008, our board of directors authorized a program to repurchase shares of our outstanding common stock. Under the stock repurchase program, we are authorized to use up to $30 million to repurchase shares of our outstanding common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased under the stock repurchase program depends upon market conditions and other factors, in accordance with SEC requirements. During the three and nine months ended September 30, 2011, we did not repurchase any shares of our common stock. During the three months ended September 30, 2010, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2010, we repurchased 1.0 million shares of our common stock. As of September 30, 2011, we have $17.7 million of remaining funds authorized to purchase shares under the stock repurchase program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At September 30, 2011, we had cash and cash equivalents totaling $55.3 million, compared to $37.1 million at December 31, 2010. At September 30, 2011, we had $29.0 million in short-term investments as compared to $50.2 million at December 31, 2010. Cash equivalents have an original or remaining maturity when purchased of 90 days or less; short-term investments generally have an original or remaining maturity when purchased of greater than 90 days. Our investment policy places emphasis on instruments with more liquidity.

The taxable equivalent interest rates for the three months ended September 30, 2011 and 2010, on those cash equivalents and short-term investments average approximately less than 0.1% and 0.2%, respectively. The taxable equivalent interest rates for the nine months ended September 30, 2011 and 2010, on those cash equivalents and short-term investments average approximately less than 0.1% and 0.3%, respectively. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. While none of the securities in which we have invested are secured by real estate, these securities may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.

A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at September 30, 2011 would cause the fair value of our investments to decrease by approximately $0.1 million, which would not significantly impact our financial position or results of operations. A hypothetical decrease in market interest rates of 100 basis points from the market rates in effect at September 30, 2011 would cause the fair value of these investments to increase by less than $0.1 million. Declines in interest rates over time will result in lower interest income. Based upon our analysis the fair values did not change materially as our investments are of short duration.

As of September 30, 2011, our investment portfolio included interest bearing auction rate securities (“ARS”) with a fair value of $1.4 million, of which $0.6 million was classified as available-for-sale and $0.8 million was classified as trading securities.

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

We used a discounted cash flow model to determine the estimated fair value of our ARS and the ARS Put Option as of September 30, 2011. The assumptions used in preparing the discounted cash flow model included estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, and estimates for the amount of cash flows and expected holding periods of the ARS and the ARS Put Option. These inputs reflect our own assumptions about the assumptions market participants would use in pricing the ARS and the ARS Put Option, including assumptions about risk, developed based on the best information available in the circumstances.

To determine the fair value of our ARS, we estimated the contractual interest that will be earned during the expected time to liquidity, and discounted these cash flows to reflect liquidity and credit risk. The discount factor represents the current market conditions for instruments with similar credit quality, adjusted by 300 basis points to reflect the risk in the marketplace for the ARS. The following average assumptions were used to determine the ARS fair value as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Expected time to liquidity	2 years	2 years
Expected annual rate of return	1.2% to 1.7%	1.3% to 1.8%
Discount rate	4.1%	4.5%

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of September 30, 2011, our management, with the participation of our Chief Executive Officer and our interim Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 was (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2011 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation Related to the Merger

On June 6, 2011, a putative stockholder class action lawsuit was filed in California Superior Court in Santa Clara County (Case No. 111CV202403) (the “Bushansky action”) naming us, the members of our board of directors, Skyworks Solutions, Inc. (“Skyworks”) and PowerCo Acquisition Corp. (“Merger Sub”) as defendants. The complaint alleges, among other things, (1) that the members of our board of directors breached their fiduciary duties by (a) failing to take steps to maximize the value of the merger consideration to our stockholders, (b) taking steps to avoid competitive bidding, and (c) failing to protect against conflicts of interest resulting from change-of-control and transaction-related benefits received by our directors in connection with the merger that are not available to all stockholders, and (2) that we, the members of our board of directors, Skyworks and Merger Sub aided and abetted these purported breaches of fiduciary duties. The complaint seeks to enjoin consummation of the merger or, if the merger is completed, to recover damages caused by the alleged breaches of fiduciary duties. The complaint also seeks recovery of attorney’s fees and costs of the lawsuit.

On June 7, 2011, a putative stockholder class action lawsuit was filed in California Superior Court in Santa Clara County (Case No. 111CV202501) (the “Venette action”) naming us, the members of our board of directors, Skyworks and Merger Sub as defendants. Plaintiffs filed an amended complaint on July 14, 2011 (the “Amended Complaint”). The Amended Complaint alleges, among other things, (1) that the members of our board of directors breached their fiduciary duties by (a) agreeing to the merger for inadequate consideration on unfair terms, (b) failing to protect against conflicts of interest resulting from change-of-control and transaction-related benefits received by our directors in connection with the merger that are not available to all stockholders, (c) selling the company in response to alleged pressure from Dialectic Capital Partners, LP (“Dialectic”), (d) taking steps to avoid competitive bidding (including the entry by certain of our officers and directors into agreements with Skyworks relating to voting commitments and inclusion in the merger agreement of nonsolicitation provisions and a termination fee), and (e) by causing the issuance of a materially misleading Form S-4 Registration Statement which, inter alia, purportedly fails to disclose material facts surrounding (i) Dialectic’s impact on the proposed merger process, (ii) our board of directors’ evaluation of Skyworks and its offer for us, and (iii) supporting figures and analysis regarding the fairness opinion that our Board obtained from its financial advisor, Needham & Company, LLC, in connection with the transaction and (2) that we, the members of our board of directors, Skyworks and Merger Sub aided and abetted these purported breaches of fiduciary duties. The Amended Complaint seeks to enjoin consummation of the merger, and to have the court direct the defendants to implement procedures and processes to maximize shareholder value. The Amended Complaint also seeks recovery of attorney’s fees and costs of the lawsuit.

On July 26, 2011, the court issued an order consolidating the Bushansky action and Venette action into a single, consolidated action captioned In re Advanced Analogic Technologies Inc. Shareholder Litigation, Lead Case No. 111CV202403, and designating the Amended Complaint as the operative complaint in the litigation.

We believe that the claims in the consolidated action are without merit and intend to defend against such claims vigorously. We do not believe that it is probable that a liability has been incurred as of the date of the financial statements or that a loss can be reasonably estimated. Accordingly, no liability has been recorded as of the date of the financial statements for the shareholder class action lawsuits. See Note 13—“Merger Agreement with Skyworks Solutions, Inc.” to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for more information.

Arbitration Related to the Merger

On September 23, 2011, we announced that we had filed a Petition for Arbitration in the Delaware Court of Chancery (the “Court”) seeking specific performance of the merger agreement and to order Skyworks to close the transaction. Our petition sought declaratory judgment from the Court that (1) we had substantially performed under the merger agreement, (2) no “material adverse effect” had occurred with respect to us, and (3) Skyworks had breached its obligations under the merger agreement.

On September 26, 2011, Skyworks filed its own Petition for Arbitration asking the Court to issue an order (1) declaring that Skyworks was relieved of its obligations under the merger agreement, (2) declaring that Skyworks was entitled to terminate the merger agreement, and (3) in the alternative, awarding damages in an amount to be proven at final hearing.

On November 29, 2011, we entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Skyworks pursuant to which the companies agreed to (i) enter into an amendment to the merger agreement, (ii) voluntarily dismiss with prejudice the claims asserted against each other that were the subject of arbitration proceedings pending in the Court of Chancery of the State of Delaware, No. 004-A-CS and 005-A-CS, (iii) jointly issue a press release describing the Settlement Agreement and the amendment to the merger agreement, (iv) release the other party and their respective officers, directors, stockholders, employees, advisors, representatives and other related parties from all claims, demands, rights, actions or causes of actions, liabilities, damages, losses, obligations, judgments, suits, fees, expenses, costs, matters and issues of any kind or nature whatsoever, including any claims which could form the basis of a termination for “cause,” in existence prior to the execution of the Settlement Agreement, and (v) each bear its own legal fees and costs incurred in connection with the arbitration proceedings.

Patent Litigation Settlement

On March 31, 2011, we entered into a settlement agreement with Linear Technology Corporation ending all litigation between the two companies as previously disclosed in its annual report on Form 10-K for the fiscal year ended December 31, 2010. This settlement ends the enforcement proceeding in the United States Court of Appeals for the Federal Circuit entitled Advanced Analogic Technologies, Inc. v. International Trade Commission (Case No. 2010-1543) and ends our lawsuit in the United States District Court for the Northern District of California entitled Advanced Analogic Technologies, Inc. v. Linear Technology Corp. (Case No. C06-0735, N.D. Cal.). We recorded the patent litigation settlement within patent litigation expense in our condensed consolidated statement of operations for the nine months ended September 30, 2011.

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

On September 23, 2011, we announced that we had filed a Petition for Arbitration in the Delaware Court of Chancery (the “Court”) seeking specific performance of the merger agreement and to order Skyworks to close the transaction. On September 26, 2011, Skyworks filed its own Petition for Arbitration asking the Court to relieve Skyworks of its obligation to perform under the merger agreement.

On November 29, 2011, we entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Skyworks pursuant to which the companies agreed to (i) enter into the Amendment (as defined below), (ii) voluntarily dismiss with prejudice the claims asserted against each other that were the subject of arbitration proceedings pending in the Court of Chancery of the State of Delaware, No. 004-A-CS and 005-A-CS, (iii) jointly issue a press release describing the Settlement Agreement and the Amendment, (iv) release the other party and their respective officers, directors, stockholders, employees, advisors, representatives and other related parties from all claims, demands, rights, actions or causes of actions, liabilities, damages, losses, obligations, judgments, suits, fees, expenses, costs, matters and issues of any kind or nature whatsoever, including any claims which could form the basis of a termination for “cause,” in existence prior to the execution of the Settlement Agreement, and (v) each bear its own legal fees and costs incurred in connection with the arbitration proceedings

On November 30, 2011, we, Skyworks and Merger Sub entered into Amendment No. 1 (the “Amendment”) to the Agreement and Plan of Merger dated as of May 26, 2011, by and among Skyworks, Merger Sub and AATI.

Pursuant to the Amendment, and upon the terms and subject to the conditions thereof, on December 9, 2011, Skyworks commenced a cash tender offer to acquire all of the outstanding shares of our common stock (the “Offer”) for a purchase price of $5.80 per share in cash, subject to any required withholding of taxes (the “Offer Price”).

Following the consummation of the Offer, subject to certain customary conditions (including receipt of the requisite approval of AATI’s stockholders, if required under applicable law, and no governmental authority having enacted, issued, promulgated, enforced or entered any order, executive order, stay, decree, judgment or injunction (preliminary or permanent) prohibiting consummation of the merger), Merger Sub will be merged with and into AATI and AATI will become a wholly owned subsidiary of Skyworks. In the merger, each outstanding share of AATI’s common stock (other than shares with respect to which appraisal rights are properly exercised under Delaware law) will be converted into the right to receive an amount equal to the Offer Price.

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

We received an aggregate of approximately 86% and 88% of our net revenue from our ten largest customers for the three months ended September 30, 2011 and 2010, respectively. Any action by one of our largest customers that affects our orders, product pricing or vendor status could significantly reduce our net revenue and harm our financial results.

We receive a substantial portion of our net revenue from a small number of customers. For example, for the three months ended September 30, 2011 and 2010, Samsung was our largest customer. Sales to Samsung represented 39% and 27% of our net revenue for the three months ended September 30, 2011 and 2010, respectively. Additionally, we sell to a number of contract manufacturers of Samsung. Sales to Samsung and its contract manufacturers represented 40% and 32% of our net revenue for the three months ended September 30, 2011 and 2010, respectively. Sales to LG Electronics represented 10% and 15% of our net revenue for the three months ended September 30, 2011 and 2010, respectively. We anticipate that we will continue to be dependent on these customers for a significant portion of our net revenue in the immediate future; however, we do not have long-term contractual purchase commitments from them, and we cannot assure you that they will continue to be our customers. Because our largest customers account for such a significant part of our business, the loss of, or a decline in sales to, any of our major customers would negatively impact our business.

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

We obtain a portion of our net revenue through sales to distributors located in Asia who act as our fulfillment representatives. For example, sales to distributors accounted for 40% and 42% of our net revenue for the three months ended September 30, 2011 and 2010, respectively. In the normal course of their operation as fulfillment representatives, these distributors typically perform functions such as order scheduling, shipment coordination, inventory stocking, payment and collections and, when applicable, currency exchange between purchasers of our products and these distributors. Our distributors’ compensation for these functions is reflected in the price of the products we sell to these distributors. Many of our current distributors also serve as our sales representatives procuring orders for us to fill directly. If these distributors are unable to pay us in a timely manner or if we anticipate that they will not pay us, we may elect to withhold future shipments, which could adversely affect our operating results. If one of our distributors experiences severe financial difficulties, becomes insolvent or declares bankruptcy, we could lose product inventory held by that distributor and we could be required to write off the value of any receivables owed to us by that distributor. We could also be required to record bad debt expense in excess of our reserves. We may not be successful in recognizing these indications or in finding replacement distributors in a timely manner, or at all, any of which could harm our operating results, cash flow and financial condition.

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

We conduct, and expect to continue to conduct, almost all of our business with companies that are located outside the United States. Based on ship-to locations, substantially all of our net revenue for the three and nine months ended September 30, 2011 and 2010 came from customers in Asia, particularly South Korea, Taiwan, China and Japan. A vast majority of our contract manufacturing operations are located in South Korea, Taiwan, Malaysia and China. In addition, we have a design center in Shanghai, China. As a result of our international focus, we face several challenges, including:

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

We consider our primary competitors to be Maxim Integrated Products, Inc., Linear Technology Corporation, Intersil Corporation, Texas Instruments Incorporated, Semtech Corporation, Richtek Technology Corporation, austriamicrosystems and Rohm Co., LTD. We expect continued competition from existing competitors as well as from new entrants into the power management semiconductor market. Our ability to compete depends on a number of factors, including:

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

ADVANCED ANALOGIC TECHNOLOGIES INCORPORATED

Dated: January 4, 2012	By:	/S/ ASHOK CHANDRAN
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